Form 10-Q
period 2008-06-30
1st Financial Services CORP
filed 2008-08-11
CIK 1434743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

1ST FINANCIAL SERVICES CORPORATION

(Exact name of the registrant as specified in its charter)

NORTH CAROLINA	000-53264	26-0207901
(State or other Jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

101 Jack Street

Hendersonville, North Carolina 28792

(Address of Principal Executive Office)

(828) 697-3100

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15d of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common Stock, $5 par value

4,997,027 shares outstanding as of August 4, 2008

1st Financial Services Corporation

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

1st Financial Services Corporation

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(dollars in thousands)

	(Unaudited) June 30, 2008	December 31, 2007
Assets

Cash and noninterest bearing bank deposits	$11,477	$9,210
Interest bearing deposit with bank	25	69
Federal funds sold	8,295	—

Total cash and cash equivalents	19,797	9,279
Investment securities available for sale	49,665	61,115
Restricted equity securities	5,689	2,501
Loans held for sale	671	5,035
Loans, net of allowance for loan losses of $8,816 at June 30, 2008 and $7,571 at December 31, 2007	583,930	509,337
Bank owned life insurance	11,252	6,000
Property and equipment, net	6,832	6,555
Accrued interest receivable	2,982	3,534
Other assets	4,000	3,135

Total assets	$684,818	$606,491

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$57,869	$50,994
NOW accounts	62,619	50,504
Savings deposits	69,398	53,044
Money market accounts	26,632	26,552
Time deposits under $100	175,984	179,085
Time deposits of $100 and greater	174,918	168,926

Total deposits	567,420	529,105
Federal funds purchased and securities sold under agreements to repurchase	1,608	9,458
Borrowings	63,000	15,000
Accrued interest payable	4,054	5,209
Other liabilities	1,428	1,507

Total liabilities	637,510	560,279

Commitments and contingencies (Note 3)	—	—

Stockholders’ equity:
Common stock, $5.00 par value; 20,000,000 shares authorized; 4,997,027 shares issued and outstanding at June 30, 2008 and December 31, 2007	24,985	24,985
Additional paid-in capital	17,766	17,734
Retained earnings	4,918	3,621
Accumulated other comprehensive (loss)	(361)	(128)

Total stockholders’ equity	47,308	46,212

Total liabilities and stockholders’ equity	$684,818	$606,491

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)

(dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income
Loans and fees on loans	$8,911	$9,036	$18,453	$17,042
Investment securities	586	971	1,319	1,953
Interest-bearing bank balances	1	1	1	1
Federal funds sold	6	1	6	4

Total interest income	9,504	10,009	19,779	19,000

Interest expense
Deposits	4,173	4,638	9,042	8,883
Federal funds purchased and securities sold under agreements to repurchase	49	129	172	232
Other borrowings	360	—	586

Total interest expense	4,582	4,767	9,800	9,115

Net interest income	4,922	5,242	9,979	9,885

Provision for loan losses	940	832	1,625	1,495

Net interest income after provision for loan losses	3,982	4,410	8,354	8,390

Noninterest income
Service charges on deposit accounts	535	423	1,052	816
Mortgage origination income	511	625	1,090	1,256
Other service charges and fees	26	22	59	49
Increase in cash surrender value of life insurance	136	—	252	—
Net realized gain on sale of investment securities	46	—	135	—
Other income	6	30	30	38

Total noninterest income	1,260	1,100	2,618	2,159

Noninterest expense
Salaries and employee benefits	2,295	2,098	4,722	4,029
Occupancy	352	259	705	516
Equipment	293	250	565	487
Advertising	211	229	490	414
Data processing and telecommunication	554	423	1,062	822
Deposit insurance premiums	94	76	184	—
Professional fees	201	212	310	266
Printing and supplies expense	76	74	132	151
Other general and administrative	407	355	822	819

Total noninterest expense	4,483	3,976	8,992	7,504

Income before income taxes	759	1,534	1,980	3,045

Income tax expense	251	606	683	1,226

Net income	$508	$928	$1,297	$1,819

Basic income per share(1)	$0.10	$0.19	$0.26	$0.36

Diluted income per share(1)	$0.10	$0.17	$0.25	$0.33

Basic weighted average shares outstanding(1)	4,997,027	4,984,529	4,997,027	4,984,529

Diluted weighted average shares outstanding(1)	5,248,856	5,414,185	5,253,788	5,430,560

(1)	Amounts have been adjusted for all stock splits

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2008 and 2007 (Unaudited)

(dollars in thousands except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Earnings	(Loss)	Total
Balance, December 31, 2006	4,984,529	$24,922	$17,591	$581	$(99)	$42,995
Stock compensation expense	—	—	57	—	—	57
Comprehensive income
Net income	—	—	—	1,819	—	1,819
Net unrealized gain on investment securities available for sale, net of income taxes of $58	—	—	—	—	(249)	(249)

Total comprehensive income						1,570

Balance, June 30, 2007	4,984,529	$24,922	$17,648	$2,400	$(348)	$44,622

Balance, December 31, 2007	4,997,027	$24,985	$17,734	$3,621	$(128)	$46,212
Stock compensation expense	—	—	32	—	—	32
Comprehensive income
Net income	—	—	—	1,297	—	1,297
Net unrealized gain on investment securities available for sale, net of income taxes of $(213)	—	—	—	—	(152)	(152)
Reclassification adjustment for gains included in net income, net of income taxes of $(41)	—	—	—	—	(81)	(81)

Total comprehensive income						1,064

Balance, June 30, 2008	4,997,027	$24,985	$17,766	$4,918	$(361)	$47,308

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007 (Unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$1,297	$1,819
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	616	424
Provision for loan losses	1,625	1,495
Deferred income taxes	(392)	107
Amortization of premium on securities, net of discount accretion	190	74
Origination of available for sale loans	(61,133)	(60,050)
Sales of available for sale loans	65,497	57,496
Net realized gains on sales of investment securities	(135)	—
Stock compensation expense	32	57
Increase in cash surrender value of bank owned life insurance	(252)	—
Changes in assets and liabilities:
Accrued interest receivable	552	(152)
Other assets	(353)	(712)
Accrued interest payable	(1,155)	73
Other liabilities	(79)	133

Net cash provided by operating activities	6,310	764

Cash flows from investing activities
Purchases of investment securities available for sale	(27,537)	(12,327)
Sales of investment securities available for sale	19,619	—
Maturities and calls of investment securities	18,960	20,715
Purchases of restricted equity securities	(3,413)	(871)
Sales of restricted equity securities	225	450
Net increase in loans	(76,218)	(72,876)
Purchase of bank owned life insurance	(5,000)	—
Purchases of property and equipment	(893)	(1,581)

Net cash used in investing activities	(74,257)	(66,490)

Cash flows from financing activities
Net increase in deposits	38,315	68,411
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	(7,850)	2,684
Net increase in borrowings	48,000	—

Net cash provided by financing activities	78,465	71,095

Net increase in cash and cash equivalents	10,518	5,369

Cash and cash equivalents, beginning	9,279	10,306

Cash and cash equivalents, ending	$19,797	$15,675

Supplemental disclosure of cash flow information
Transfer of loans to real estate acquired in settlement of loans	$75	$—

Transfer of loans to repossessions acquired in settlement of loans	$53	$—

Interest paid	$10,955	$9,042

Taxes paid	$936	$1,286

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

Note 1. Organization and Summary of Significant Accounting Policies

Organization

1st Financial Services Corporation (the “Company”), formed in May 2008, is a North Carolina corporation and the sole owner of all of the capital stock of Mountain 1st Bank & Trust Company. Mountain 1st Bank & Trust Company (the “Bank”) is a North Carolina state chartered, non-member bank which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004. The Bank commenced operations on May 14, 2004 and has experienced rapid growth since that time. The Bank is headquartered in Hendersonville, North Carolina and currently conducts business in nine western North Carolina counties through fourteen full service branch offices. As a state chartered bank, the Bank is subject to regulation by the North Carolina State Banking Commission and the Federal Deposit Insurance Corporation.

Principles of Consolidation

The consolidated financial statements include the accounts of 1st Financial Services Corporation and its wholly-owned subsidiary Mountain 1st Bank & Trust. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of 1st Financial Services Corporation as of June 30, 2008 and December 31, 2007, its results of operations for the three and six month periods ended June 30, 2008 and 2007 as well as its cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2008 and 2007. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, contained in the Bank’s filing on Form 10-K/A. The accounting policies of the Company and the Bank follow generally accepted accounting principles and practices within the financial services industry.

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash, amounts due from depository institutions (including cash items in process of collection which are considered to be cash equivalents) and federal funds sold. Cash flows from demand deposits, NOW accounts and savings accounts are reported net since their original maturities are less than three months. Loans and time deposits are reported net per Financial Accounting Standards Board (FASB) statement No. 104.

Investment Securities

Investments classified as available for sale can be held for indefinite periods of time and include those securities that management may employ as part of asset/liability strategy or that may be sold in response to changes in interest rates, prepayments, regulatory capital requirements or similar factors. These securities are carried at fair value and are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives. At June 30, 2008 and December 31, 2007, the Company had no investments classified as held to maturity.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

Loans

Loans are stated at the amount of unpaid principal, reduced by unearned fees and the allowance for loan losses.

Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors that the borrower’s financial condition is such that the full collection of principal or interest is doubtful.

Property and Equipment

The Company’s properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over periods of two to twelve years for leasehold improvements and from two to twenty-five years for furniture and equipment.

Recent Accounting Developments

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure purports to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company and the Bank on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company or the Bank is involved in material derivative and hedging activities at that time.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Bank on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 is expected to have no effect on the Company’s financial position, results of operations or cash flows.

In May, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP No. APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company does not believe the adoption of this Staff Position will have a material impact on its financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The Company does not believe the adoption of this Staff Position will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

Note 2. Net Income Per Share

Basic income per share represents the net income allocated to stockholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options, and are determined using the treasury stock method.

For the three months ended June 30, 2008, basic weighted average shares outstanding totaled 4,997,027 and diluted weighted average shares totaled 5,248,856 amounting to basic earnings per share (EPS) and diluted earnings per share of $0.10 per share for the period. For the three months ended June 30, 2007, basic weighted average shares outstanding totaled 4,984,529 and basic earnings per share amounted to $0.19 per share. Diluted weighted average shares totaled 5,414,185 which accounted for dilution of $0.02 per share and resulted in fully diluted EPS of $0.17 per share for the three months ended June 30, 2007.

For the six months ended June 30, 2008, basic weighted average shares outstanding totaled 4,997,027 and basic earnings per share (EPS) amounted to $0.26 per share. Diluted weighted average shares totaled 5,253,788 which accounted for dilution of $0.01 per share and resulted in fully diluted EPS of $0.25 for the six months ended June 30, 2008. For the six months ended June 30, 2007, basic weighted average shares outstanding totaled 4,984,529 and basic earnings per share amounted to $0.36 per share. Diluted weighted average shares totaled 5,430,560 which accounted for dilution of $0.03 per share and resulted in fully diluted EPS of $0.33 per share for the six months ended June 30, 2007.

Additionally, 335,331 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the three and six month periods ended June 30, 2008 because their inclusion would have been anti-dilutive. No shares were excluded from the diluted earnings per share calculations as of June 30, 2007.

Note 3. Off-Balance Sheet Items

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Company’s commitments at March 31, 2008 and December 31, 2007 is as follows (dollars in thousands):

	June 30, 2008	December 31, 2007
Commitments to extend credit	$97,655	$97,999
Standby letters of credit	2,286	960

	$99,941	$98,959

Note 4. Stock-based Compensation

During 2004, the Bank’s Board of Directors approved both an Employee Stock Option Plan and a Director Stock Option Plan (collectively referred to as Plans). In conformance with North Carolina state banking statutes, these plans were subject to the approval of our stockholders and the North Carolina Commissioner of Banks. The Plans, as they subsequently were amended by the Board and approved by our stockholders and the Commissioner, provide that up to 497,110 shares (adjusted for all stock splits) of our common stock may be issued under each plan for a combined total of 994,220 shares. Options granted under the Plans may be vested immediately and expire no more than 10 years from date of grant. The exercise price for any options granted under the Plans is established at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split).

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

On January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No 123 – revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatility of our stock’s trading history. The expected life is based on the average life of the options and the weighted average graded vesting period, and forfeitures are estimated based on the Company’s history. Ten thousand options were granted during the six-month period ended June 30, 2008 with the following weighted-average assumptions: expected volatility of 51.73%; risk-free interest rate of 4.07%; and expected life of 6.50 years. During the first six months of 2008, 781 options were forfeited.

The Company recognized $32 thousand in stock compensation expense during the first six months of 2008, compared to $57 thousand during the first six months of 2007 which related to the vesting of outstanding options.

A summary of option activity under the Plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, January 1, 2008	928,777	$8.86
Granted	10,000	$9.90
Forfeited	(781)	$13.31
Exercised	—	$—

Outstanding, June 30, 2008	937,996	$8.87	6.51 Years	$585

Exercisable, June 30, 2008	920,496	$8.58	6.48 Years	$836

(1)	dollars in thousands

Note 5. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, as well as U.S. Government and agency mortgage backed debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2008 (dollars in thousands):

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investments	$—	$49,665	—
Mortgage loans held for sale	—	671	—
Impaired loans	—	7,140	—

Total	$—	$57,476	—

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

1st Financial Services Corporation is a North Carolina corporation headquartered in Hendersonville, North Carolina that in May 2008 became the sole owner of all of the capital stock of Mountain 1st Bank & Trust Company (the “Bank”). The Bank is a North Carolina state chartered, non-member bank which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004 and began operations on May 14, 2004. Currently, the Bank conducts business through fourteen full-service branch offices located in nine western North Carolina counties.

Because the Company has no separate operations and conducts no business on its own other than owning the Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the “Company” unless otherwise noted.

The Bank competes for loans and deposits throughout the markets it serves. The Bank, like other financial institutions, derives most of its revenue from net interest income, which is the difference between the income it earns from loans and securities minus the interest expense it incurs on deposits and borrowings.

Management has provided the following discussion and analysis to address information about the Company’s financial condition and results of operations which may not otherwise be apparent from the financial statements included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis. The following discussion and analysis should be read in conjunction with the financial statements of the Bank and the notes thereto located herein and in the Bank’s filing on Form 10-K/A for the year ended December 31, 2007.

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Those statements may be identified by the use of terms such as “may,” “will,” “should,” “could,” “plans,” “intends,” “anticipates,” “expects”, “believes,” “estimates,” “predicts,” “forecasts,” “potential’ or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) projected business increases in connection with the implementation of our business plan are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) expenses in general are greater than expected; (4) general economic conditions, in the markets in which the Company does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) any inability to generate liquidity necessary to meet loan demand or other cash needs; (9) any inability to accurately predict the adequacy of the loan loss allowance needs; (10) legislation or regulatory requirements or changes that could adversely affect the businesses in which the Company is engaged; (11) decision to change the business mix of the Company; and (12) factors discussed in reports previously filed by the Bank with the Federal Deposit Insurance Corporation and now filed by the Company with the Securities and Exchange Commission from time to time.

Critical Accounting Policies

Allowance for Loan Losses. The Company’s most significant critical accounting policy is the determination of the Bank’s allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of actual future loan losses differ significantly from those assumptions used in making a determination, the allowance for loan losses and resultant provisions for loan losses could materially impact the Company’s financial position and results of operations. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality” and “Analysis of Allowance for Loan Losses” and Note 1 to the audited financial statements for the year ended December 31, 2007 contained in the Bank’s filing on Form 10-K/A.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be expected to be considered material to investors.

General Economic Conditions

Throughout most of its history, the Bank has operated in an environment of rising interest rates. However, during the last quarter of 2007, the Federal Reserve’s Federal Open Market Committee (FOMC) began to dramatically reduce short term interest rates in response to a weakening economy. Heretofore, management had structured the Company’s balance sheet to be relatively interest rate neutral within a normal band of interest rate fluctuations of 100 basis points up or down. However, the Federal Reserve has elected to reduce rates in an extreme fashion that is unprecedented in recent history. As a result, the slightly asset sensitive bias maintained by the Company since its inception has become more pronounced as rates have rapidly fallen over the past nine or ten months. Since the first drop in rates in late September 2007, rates have decreased 325 basis points (3.25%). Approximately sixty-five percent (65%) of the Company’s loan portfolio is indexed to the prime rate. The rates on these loans dropped further and faster during the first and second quarter than did the costs associated with the Company’s deposits. As a result, the Company’s net interest margin declined substantially during the first six months of 2008. The Company’s net interest margin averaged 4.01% during 2007, however, as a result of the declining interest rate environment the net interest margin fell to 3.09% and 3.22%, respectively, for the three and six month periods ended June 30, 2008. This decline in net interest margin was the primary causal factor for the decline in quarter over quarter net income of approximately 45.3% that was experienced in the second quarter of 2008. As the Company’s CD portfolio re-prices over the next several months, management expects the Company’s net interest margin to improve somewhat. However, due to the low absolute level of rates currently being experienced and what we expect over the next few months, we anticipate some margin compression. We think this will likely prevent margins from expanding to 2007 levels until interest rates once again begin to rise.

Overview

The Company’s primary market area is located in the mountain region of southwestern North Carolina and predominately encompasses the Asheville/Hendersonville MSA. The principal business sectors in this region include service companies directly or indirectly linked to tourism which is the largest economic driver of the region, small to mid-sized manufacturing companies, real estate development, particularly relating to the ongoing growth of the area as a retirement and second home destination, the arts and crafts industry and to a lesser degree, agriculture. The Bank believes that its current base of business is relatively well diversified as is the general economic base of the region as a whole. The only concentration identified by management within the Bank’s lending portfolio is in loans secured by real estate. At June 30, 2008, loans collateralized by real estate comprise approximately 83% of the Bank’s total loan portfolio. This total includes $169.4 million in loans classified as construction or acquisition and development and $214.5 million in loans classified as commercial real estate, representing 27.8% and 36.2%, respectively of the total portfolio. Management believes that concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral. These include residential, multifamily and commercial properties.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

practices such as loans with high loan-to-value ratios. In prior quarters, management had determined that the Bank had a concentration of real estate loans that exceeded the regulatory guidelines for loan-to-value ratios. As a result, management determined to reduce this risk factor within the loan portfolio. By the end of 2007, loans exceeding regulatory loan to value guidelines had been reduced to 55.0% of capital, well below the regulatory threshold of 100% of capital. At June 30, 2008, this trend had continued with less than 52.2% of capital represented by loans with LTV exceptions.

Recently, banking regulators have continued to issue guidance to banks concerning their perception of general risks levels associated with higher concentrations of commercial real estate loans (“CRE”) as a proportion of total loans and as a percentage of capital within bank loan portfolios. It remains management’s understanding that regulatory interpretations of this guidance would not necessarily prohibit future growth for banks with concentrations of CRE, however, additional monitoring and risk management procedures are likely to be required for portfolios with higher levels of CRE and additional CRE lending may also be curtailed. Management has continued efforts to refine enhanced monitoring systems pertaining to the Bank’s CRE portfolio, with particular emphasis on construction and acquisition and development lending which comprises a material portion of the Bank’s CRE portfolio. In addition to continued enhanced monitoring of this portion of the loan portfolio, management has curtailed lending to new acquisition and development projects and anticipates this component of the portfolio to decline substantially over time.

The Bank continued to experience growth during the first six months of 2008. However, overall growth has been purposely slowed in response to uncertainties with respect to the national economy, national and local real estate markets, the domestic interest rate environment and global currency markets. While the Bank’s overall asset base increased approximately 12.9% during the first six months of 2008, it should be noted that a sizeable portion of this growth was attributable to a relationship that has been established with Live Oak Bank, a newly chartered bank in eastern North Carolina. The Bank has worked with this bank during its organization phase to originate loans to their existing customers and has agreed to sell these loans back to the new institution once they began operations. At June 30, 2008, such loans totaled approximately $68 million. Management had anticipated that the transfer of these loans would commence in the second quarter of 2008, however, it is now expected that these loans will be transferred during the third quarter. As a result, management anticipates that total assets of the Bank may decline during that quarter as this loan portfolio is reduced. However, it is anticipated that this will be an ongoing relationship and that the Bank will continue to participate in the lending activities of Live Oak on a regular basis.

The Company’s primary source of revenue is derived from interest income produced through traditional banking activities such as generating loans and earning interest on securities. Additional sources of income are derived from fees on deposit accounts and from mortgage origination services. Deposit and loan growth as well as expansion of the Bank’s branch network have continued to be management’s primary goals to date. It is expected that expansion of the Company’s geographic footprint will continue to be a primary focus for the foreseeable future. However, as discussed above, management has slowed the growth of the Bank’s core loan portfolio in response to current economic trends. We expect a considerably slower growth rate over the next four to six quarters as the duration and depth of the current economic slowdown becomes more ascertainable.

In its first four years of operation, fourteen full-service branch offices have been opened. Management’s business plan has been predicated upon the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area. As a part of this growth strategy, management expects to continue to open new branch offices to augment the current branch network over at least the next two years while continuing to grow existing branches and markets. Additionally, management has begun to consider other avenues for expansion in addition to de novo branching. Assuming the effective execution of the Company’s current strategies, management expects its anticipated growth and expansion to have a favorable long-term impact on the Company’s profitability and shareholder value. However, management does expect such growth to constrain near-term earnings in and of itself and also presents unique managerial challenges. It remains management’s opinion that attaining an above average growth rate while continuing to grow earnings is a sound and achievable business plan which should enhance the Company’s overall franchise value over time. To that end, the Company recently announced the expansion into the Hickory, N.C. market.

Maintaining sound asset quality is another key focal point for the Company as it grows. To date, the Company has been able to maintain favorable asset quality ratios. However as a result of the current economic environment, the

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

Bank experienced an increase in nonperforming assets (nonaccuring loans and accruing loans past due 90 or more days) during the second quarter. This is further discussed under the heading Asset Quality below. The business of lending to small businesses and consumers carries with it significant credit risks, which must be continually managed. Management monitors asset quality and credit risk on an ongoing basis and fully expects to experience credit losses in the future. While it is management’s goal to minimize credit losses to the extent possible, as the Company’s loan portfolio continues to grow and season, management expects loan losses to increase. Management continues to engage third party consultants to assist in monitoring and evaluating the quality of the portfolio.

Financial Overview

The Company experienced continued asset growth during the six months of 2008. At June 30, 2008, the Company’s assets totaled $684.8 million compared to $606.5 million on December 31, 2007, an increase of $78.3 million or 12.9%. As discussed previously, management has proactively slowed overall growth in response to current economic conditions. However, we do expect to continue to grow both existing retail offices as well as selectively adding new offices as opportunities to do so arise. Management expects to bring at least one or two new de novo branch offices online during 2008 and expects a portion of growth later in the year to be generated from these new offices. As noted earlier, the Company recently announced intentions to enter the Hickory, N.C. market. This office is expected to commence operation in October of this year. At June 30, 2008, investment securities decreased by $11.4 million or 18.7%, from $61.1 million at December 31, 2007 to $49.7 million at June 30, 2008 as assets were redirected to the Company’s loan portfolio. During the first six months of 2008, gross loans increased by $71.5 million, or 13.7% from $521.9 million on December 31, 2007 to $593.4 million at June 30, 2008. During the same period, deposits increased by $38.3 million, or 7.2%, to $567.4 million on June 30, 2008 compared with $529.1 million at the end of 2007. The increase in loans was the major factor in the Company’s increase in total borrowings which increased by $40.1 million, or 163.7% from $24.5 million at December 31, 2007 to $64.6 million at June 30, 2008. Management’s goal remains to attain overall balanced growth of the Company’s balance sheet to the extent possible. At June 30, 2008, net loan growth had out paced deposit growth by $33.2 million, principally as a result of the loans currently being warehoused for Live Oak Bank as discussed elsewhere in this report. A sizeable portion of these loans is expected to be sold to Live Oak during the third quarter of 2008. As a result, the Company’s loan to asset ratio increased slightly to 86.7 % from 86.1% at December 31, 2008, which is above management’s targeted range of 75% to 82%. Excluding these loans, the ratio of loans to assets would have been 76.7%.

During the second quarter of 2008, the Company’s net income decreased $420 thousand or 45.3% as compared with the same period during 2007. The primary causal factor of this decline was the severe decline in the Bank’s net interest margin as a result of the dramatic reduction in short term interest rates orchestrated by the Federal Reserve beginning in the fourth quarter of 2007. As compared with the Bank’s net interest margin in the second quarter of 2007, the Bank’s margin for the same period in 2008 declined by more than 100 basis points. While management expects margins to begin to increase modestly over the remainder of 2008, margin compression based on the current low rate environment and the unusually high CD rates being paid by competitors within the Bank’s markets are expected to limit the recovery of the Bank’s margins until markets settle further and/or short term interest rates begin to rise. Basic and diluted earnings per share totaled $0.10 for the second quarter of 2008. This compares with $0.19 and $0.17 respectively for the second quarter of 2007. Earnings also decreased for the first six months of 2008 totaling $1.3 million, or $0.26 per basic share and $0.25 per diluted share. This compares with net income of $1.8 million or $0.36 per average common share and $0.33 per diluted share for the six months ended June 30, 2007 representing a decrease of $522 thousand or 28.7%.

Investments

The Company maintains a portfolio of investment securities as part of its asset/liability and liquidity management programs which emphasize effective yields and maturities to match its needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet liquidity and interest rate sensitivity needs for the Company.

Held to maturity securities are bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Company had no held to maturity securities at June 30, 2008 or December 31, 2007.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities. Investments in available for sale securities at June 30, 2008 and December 31, 2007 are as follows (dollars in thousands):

	June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale
U.S. Government agencies	$15,776	$85	$80	$15,781
Government-sponsored enterprises	4,500	11	—	4,511
Mortgage backed securities	29,935	27	589	29,373

	$50,211	$123	$669	$49,665

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale
U.S. Government agencies	$16,972	$100	$306	$16,766
Government-sponsored enterprises	8,485	82	3	8,564
Mortgage backed securities	35,851	128	194	35,785

	$61,308	$310	$503	$61,115

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of stockholders’ equity. Realized gains and losses on the sale of available for sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. To date the Company has experienced no declines in the value of securities that were considered to be other than temporary in nature.

The following table details unrealized losses and related fair values in the Company’s available for sale investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2008 (dollars in thousands).

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$10,771	$76	$1,238	$4	$12,009	$80
Mortgage backed securities	19,875	587	352	2	20,227	589

Total temporarily impaired securities	$30,646	$663	$1,590	$6	$32,236	$669

Two individual securities were in a continuous unrealized loss position for twelve months or more at June 30, 2008. All unrealized losses on investment securities are considered by management to be temporary in nature. Given the credit ratings on these investment securities, the short duration of the individual securities, and the Company’s ability and intent to hold these securities to maturity, these securities are not considered to be permanently impaired.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

Loans

Net loans outstanding (excluding loans held for sale) were $583.9 million on June 30, 2008, compared to $509.3 million on December 31, 2007. The major components of loans on the balance sheet at June 30, 2008 and December 31, 2007 are illustrated in the following table (dollars in thousands):

	June 30, 2008	December 31, 2007
Real estate:
Construction and development	$169,431	$159,127
1-4 family residential	104,044	99,692
Multifamily	5,979	5,768
Nonfarm, nonresidential	214,501	164,940

Total real estate	493,955	429,527
Commercial and industrial loans	91,301	80,867
Consumer	7,490	6,514

	592,746	516,908
Allowance for loan losses	(8,816)	(7,571)

	$583,930	$509,337

Of the $74.6 million or 14.6% increase in net loans, approximately $43.5 or 58.3% of this increase resulted from the previously discussed warehousing arrangement with Live Oak Bank. A sizeable portion of these loans are expected to be sold to that bank during the third quarter of 2008. Management expects that loan growth will be more muted during the remainder of 2008 as a result of the economic uncertainties expected to persist for at least the duration of 2008.

Deposits

One of the primary goals for the Company during 2008 and beyond is to increase non-CD deposits as a percentage of total deposits. By so doing, management believes this will enhance both the profitability and franchise value of the Company and will further solidify the banking relationships of the Bank’s customer base. During the first half of 2008, significant progress has been made toward this goal. At June 30, 2008 approximately 61.8% of the Bank’s total deposits were comprised of CDs. At the same date one year ago, that percentage amounted to 65.8%. Total deposits on June 30, 2008 were $567.4 million compared to $529.1 million on December 31, 2007, an increase of $38.3 million or 7.2%. Demand deposits increased $6.9 million or 13.5% during the six months of 2008, to end the period at $57.9 million while NOW accounts increased by $12.1 million or 24.0%. Through the first six months of 2008, savings account balances increased by $16.4 million or 30.9% to end the period at $69.4 million compared to $53.0 million at December 31, 2007. Money market accounts remained relatively static at $26.6 million for both the period ended June 30, 2008 and December 31, 2007. Certificates of deposit were the deposit category with the smallest increase during the first six months of 2008, increasing $2.9 million or .83%. Certificates under $100 thousand decreased by $3.1 million or 1.7%, while jumbo CDs increased $6.0 million or 3.5%. As a result, the Company’s DDA to total deposit ratio increased slightly from 9.7% at December 31, 2007 to 10.2% at June 30, 2008 while the Company’s CD to total deposit ratio decreased to 61.8% from 65.8% during the same period.

Borrowings

As of June 30, 2008, the Company had total borrowings of $64.6 million compared to $24.5 million at December 31, 2007, an increase of $40.1 million or 163.7%. Advances from the Federal Home Loan Bank of Atlanta increased by $45.0 million or 300.0%. The Company had no federal funds purchased at June 30, 2008 compared to $7.9 million at December 31, 2007 while securities sold under agreements to repurchase balances were $1.6 million at March 31, 2008, up from $1.5 million at December 31, 2007. Also, during the second quarter of 2008, the parent company, 1st Financial Services Corporation, established a $10 million revolving credit line with an upstream correspondent bank to be utilized for various corporate purposes. At June 30, 2008, $3.0 million was advanced on

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

this line of credit with $1.5 million of that amount being paid down to the Bank in the form of additional capital. As discussed previously, the Company has entered into a relationship with Live Oak Bank to warehouse a portion of their loan production. The Bank has relied primarily upon FHLB advances to fund these loans. At June 30, 2008 these loans totaled approximately $68.3 million and accounted for the majority of the usage of the FHLB borrowings.

Stockholders’ Equity

Principally as a result of the Company’s earnings for the first six months of 2008, stockholders’ equity increased to $47.3 million or approximately 6.9% of total assets at June 30, 2008 as compared to $46.2 million or 7.6% of total assets at December 31, 2007. A $233 thousand increase in unrealized losses on available for sale securities (net of income taxes) and a $32 thousand increase resulting from recognition of stock compensation expense were the other factors contributing to the change in stockholders’ equity.

With the completion of the formation of 1st Financial Services Corporation in the second quarter of 2008, the Company has additional options for generating new equity infusions needed for future growth. Management expects to require an infusion of new capital during 2008 based on current growth projections. Over the past two years, this infusion was expected to be in the form of Trust Preferred securities. However, during the past six months, the Trust Preferred market has been disrupted. While Trust Preferreds remain an option, management is currently evaluating additional alternatives which may provide more favorable terms. Plans are being finalized as to the form and amount of such an equity infusion. Given the state of equity markets currently, a capital raise during the second half of 2008 is expected to be nominal. Management currently anticipates any such capital raising effort which could occur in the second half of the year to range between $5 million to $10 million. While management expects any capital raise conducted any time in the future to be successfully completed, it should be noted that if additional equity cannot be generated, this could adversely affect the rate of future growth of the Company.

As discussed above, at June 30, 2008, the Company had initiated a corporate line of credit and had borrowed funds in the amount of $3 million with $1.5 million being paid down to the subsidiary Bank in the form of additional capital. This resulted in the Bank’s total risk weighted capital ratio remaining over 10% and the Bank remaining well capitalized from a regulatory perspective. At the parent company level, the total risk weighted capital ratio at June 30, 2008 dipped slightly below 10% to 9.83%. Management expects that the combination of raising additional capital during the second half of 2008 coupled with the completion of the sale of loans to Live Oak Bank will result in total risk weighted capital at both the Bank and Company level to exceed 10% by the end of the year.

Although an initial annual cash dividend was paid during the fourth quarter of 2007, management expects the Company to maintain an above average growth rate for the foreseeable future. Therefore, it is anticipated that future cash dividends will continue to be nominal and that the majority of the Company’s earnings will be retained to support expected growth. No cash dividends have been declared to date during 2008. The actual capital amounts and ratios for the Company and the Bank at June 30, 2008 are presented in the following table (dollars in thousands):

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

	Actual		Minimum Capital Required		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008
Total Capital (to Risk-Weighted Assets)
Company	$54,638	9.83%	$44,458	8.00%	$55,573	10.00%
Bank	$56,154	10.10%	$44,460	8.00%	$55,575	10.00%

Tier I Capital (to Risk-Weighted Assets)
Company	$47,668	8.58%	$22,229	4.00%	$33,344	6.00%
Bank	$49,184	8.85%	$22,230	4.00%	$33,345	6.00%

Tier I Capital (to Average Assets)
Company	$47,668	7.17%	$26,604	4.00%	$33,255	5.00%
Bank	$49,184	7.39%	$26,605	4.00%	$33,256	5.00%

Asset Quality

The provision for loan losses charged to operations during the first six months of 2008 totaled $1.6 million, while net charge offs during the period amounted to $380 thousand, resulting in a net increase in the allowance for loan losses of $1.2 million to $8.8 million or 1.49% of period end loans, excluding loans held for sale at June 30, 2008. The increase in the loan loss allowance was due to an increase in outstanding loans resulting from the continued strong loan demand experienced by the Company and the additional loan volume resulting for the aforementioned arrangement with Live Oak Bank. At June 30, 2008, the Company had approximately $651 thousand in loans thirty to 90 days delinquent, non-accruing loans totaling $7.1 million, $75 thousand in foreclosed assets and $53 thousand in repossessed personal property. At June 30, 2008, there were no loans past due over 90 days and still accruing interest. Management has taken what it believes to be a relatively aggressive stance on identifying problems with credits and placing them on non-accruing status relatively early in its evaluation process. As a result, non-performing assets increased during the second quarter. Management has evaluated these credits and their ultimate collectibility and believes that any potential losses which may be incurred on these credits in the future are manageable and are incorporated into its analysis of the adequacy of the Bank’s existing allowance for loan losses.

Impaired Loans. Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (FAS 114). The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values for impaired loans are estimated using Level 2 inputs based on customized discounting criteria. At June 30, 2008, impaired loans totaled $7.14 million. Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $1.17 million in the aggregate.

Credit loss experience for the six months ended June 30, 2008 and 2007 is presented below (dollars in thousands).

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

Loan Loss and Recovery

	For the Six Months Ended June 30,
	2008	2007
Balance at beginning of the period	$7,571	$5,765
Provision for loan losses	1,625	1,495
Charge-offs
Construction and development	—	—
1-4 family residential	200	—
Multifamily	—	—
Nonfarm, non residential	—	—

Total real estate	200	—
Commercial	157	307
Consumer	45	21

Total charge-offs	402	328
Recoveries
Construction and development	—	—
1-4 family residential	—	—
Multifamily	—	—
Nonfarm, non residential	—	—

Total real estate	—	—
Commercial	6	9
Consumer	16	1

Total recoveries	22	10

Net charge-offs	380	318

Balance at end of period	$8,816	$6,942

Average loans, excluding loans held for sale	$557,405	$410,368

Period end loans, excluding loans held for sale	$592,746	$447,739

Net charge-offs to average loans, excluding loans held for sale	0.07%	0.08%

Allowance for loan losses to period end loans, excluding loans held for sale	1.49%	1.55%

The level of the allowance for loan losses is established based upon management’s evaluation of portfolio composition, current and projected national and local economic conditions and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and fluctuations in interest rates; possible depression of collateral values; and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Company’s asset quality and lending policies. Management currently believes that its loan portfolio is diversified so that a downturn in a particular market or industry will not have a crucially material impact on the loan portfolio as a whole or the Company’s financial condition. However, given the current conditions observed within real estate markets in other parts of the country, no assurances can be given that if local real estate markets undergo similar conditions, potential losses sustained by the Company may not be material.

Based on its current evaluation and upon data presently available, management believes that the Company’s allowance for loan losses is adequate.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

Results of Operations

Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007

Net income for the second quarter of 2008 totaled $508 thousand or $0.10 per basic weighted average share and diluted share compared to $928 thousand or $0.19 per basic share and $0.17 per diluted share for the three months ended June 2007, representing a decrease of $420 thousand or 45.3%. Interest income for the second quarter of 2008 totaled $9.5 million while interest expense totaled $4.6 million, resulting in net interest income of $4.9 million for the quarter. This compares unfavorably to the same period in 2007 where interest income totaled $10.0 million combined with interest expense of $4.8 million resulted in net interest income of $5.2 million. The decline in net interest income quarter over quarter is attributable to the decline in the Company’s net interest margin, which decreased from 4.12% for the three months ended June 30, 2007 to 3.09% for the three months ended June 30, 2008.

Provisions for loan losses for the quarter totaled $940 thousand compared to $832 thousand for the same period in 2007. Due to fluctuations in net income resulting from varying growth rates and differing marginal tax rates between 2008 and 2007, management uses a non-GAAP measure, pre-tax, pre-provision income to provide a more comparable view of earnings. During the second quarter of 2008, pre-tax, pre-provision income totaled $1.7 million with provision for loan losses amounting to $940 thousand and tax expense totaling $251 thousand. This compares to $2.4 million, $832 thousand and $606 thousand, respectively for the same period in 2007, resulting in a decrease in pre-tax, pre-provision income of $667 thousand or 28.2%.

Noninterest income for the quarter amounted to $1.3 million and was comprised primarily of fees generated from mortgage origination activities of $511 thousand and service charges on deposit accounts of $535 thousand. This compares favorably with the second quarter of 2007 during which time the Company generated noninterest income of $1.1 million, of which $625 thousand was generated through mortgage origination activities and $423 thousand resulted from fees and services on deposit accounts. Noninterest income for the three months ended June 30, 2008 also included $136 thousand from increases in the cash surrender value of bank-owned insurance policies and $46 thousand in realized gains from the sale of investment securities. Noninterest expense amounted to $4.5 million during the quarter, comprised of compensation expense totaling approximately $2.3 million accounting for 51.2% of noninterest expenditures. Marketing and advertising expenses during the quarter totaled $211 thousand, which declined slightly from the same quarter in 2007. Data processing and telecommunication expense amounted to $554 thousand or 12.4% of noninterest expense for the period while occupancy expense increased to $352 thousand or 7.9%. Income tax expense for the quarter ended June 30, 2008 totaled $251 thousand compared to $606 thousand for the same period in 2007.

Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007

Year to date earnings for the period ended June 30, 2008 totaled $1.3 million or $0.26 per basic weighted average share and $0.25 per diluted share as compared to $1.8 million or $0.36 per basic weighted average share and $0.33 per diluted share for the first six months of 2007. Pre-tax, pre-provision income, a non-GAAP measure, decreased by $935 thousand or 20.6% during the first half of 2008 as compared with the same period in 2007. During this period, pre-tax, pre-provision income amounted to $3.6 million with provision for loan losses totaling $1.6 million and tax expense amounting to $683 thousand resulting in net income of $1.3 million for the first half of 2008. During the same period of 2007, pre-tax, pre-provision income totaled $4.5 million with provision for loan losses totaling $1.5 million and tax expense amounting to $1.2 million resulting in net income of $1.8 million or $0.31 per basic weighted average share and $0.28 per diluted share.

Total interest income of $19.8 million for the six months ended June 30, 2008 combined with total interest expense of $9.8 million for the same period, generated net interest income of $10.0 million, an increase of $94 thousand or approximately 0.95% over the same period during 2007. The modest increase in net interest income experienced during the first half of 2008 resulted primarily from the decline in the Company’s net interest margin from 4.02% for the six months ended June 30, 2007 to 3.22% for the six months ended June 30, 2008. Noninterest income for the first six months totaled $2.6 million as compared with $2.2 million for the same period in 2007, representing an increase of approximately $400 thousand or 18.2%. The two primary drivers of this increase were income derived from mortgage loan originations and service charges on deposit accounts which each contributed $1.1 million to noninterest income while increases in the cash surrender value of bank-owned life insurance and net realized gains

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

on the sale of investment securities contributed $252 thousand and $135, respectively. During the same period in 2007, income derived from mortgage loan originations of $1.3 million and service charges on deposits of $816 thousand were the major components of noninterest income.

Noninterest expenses during the first six months of 2008 increased by $1.5 million or 19.8% as compared with the same period in 2007. Increases of approximately $700 thousand or 17.5% in personnel costs accounted for nearly one half of the total increase in overhead. This increase was due to the expansion of the Company’s branch network and overall growth. Occupancy and equipment expenses increased $267 thousand or 26.6%. Data processing costs increased $240 thousand or 29.2%. Professional fees increased $44 thousand or 16.5% during the first half of 2008 as compared with 2007. Income tax expense for the six months ended June 30, 2008 totaled $683 thousand compared to $1.2 million for the same period in 2007.

The following tables illustrate the Company’s yield on earning assets and cost of funds for the three and six month periods ending June 30, 2008 and 2007.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

Average Balances and Net Interest Income

(Dollars in thousands)

	For the Three Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)
Interest-earning assets:
Loans, including loans held for sale	$581,016	$8,911	6.13%	$434,084	$9,036	8.33%
Investment securities	55,503	586	4.22%	74,551	971	5.21%
Federal funds sold	1,258	6	1.91%	40	1	5.27%
Interest-earning cash deposits	34	1	2.03%	28	1	5.25%

Total interest-earning assets	637,811	9,504	5.96%	508,703	10,009	7.87%

Noninterest-earning assets:
Cash and due from banks	10,117			12,808
Property and equipment	6,954			5,315
Interest receivable and other	10,230			609

Total noninterest-earning assets	27,301			18,732

Total assets	$665,112			$527,435

Interest-bearing liabilities:
NOW accounts	56,978	135	0.95%	52,561	226	1.72%
Money markets	26,459	195	2.95%	13,646	92	2.70%
Savings deposits	65,632	406	2.47%	51,033	372	2.92%
Time deposits	338,812	3,437	4.06%	299,350	3,948	5.28%
Federal funds purchased/repurchase agreements	7,509	49	2.61%	9,206	129	5.61%
Borrowings	60,166	360	2.39%	—	—	—%

Total interest-bearing liabilities	555,556	4,582	3.30%	425,796	4,767	4.48%

Noninterest-bearing liabilities:
Demand deposits	56,551			52,002
Interest payable and other	5,236			4,973

Total noninterest-bearing liabilities	61,787			56,975

Total liabilities	617,343			482,771

Stockholders’ equity	47,769			44,664

Total liabilities and stockholders’ equity	$665,112			$527,435

Net interest income and interest rate spread		$4,922	2.66%		$5,242	3.39%

Net yield on average interest-earning assets			3.09%			4.12%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.81%			119.47%

(1)	Annualized
(2)	Interest income includes deferred loan fees
(3)	For amounts under $1 yields are calculated using actual interest income and actual average asset totals not rounded values

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

Average Balances and Net Interest Income

(Dollars in thousands)

	For the Six Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)
Interest-earning assets:
Loans, including loans held for sale	$562,000	$18,453	6.57%	$414,553	$17,042	8.22%
Investment securities	56,972	1,319	4.63%	77,305	1,953	5.05%
Federal funds sold	629	6	1.91%	142	4	5.63%
Interest-earning cash deposits	35	1	2.85%	23	1	5.18%

Total interest-earning assets	619,636	19,779	6.38%	492,023	19,000	7.72%

Noninterest-earning assets:
Cash and due from banks	9,830			12,029
Property and equipment	6,845			4,947
Interest receivable and other	9,503			686

Total noninterest-earning assets	26,178			17,662

Total assets	$645,814			$509,685

Interest-bearing liabilities:
NOW accounts	55,041	314	1.14%	48,787	406	1.66%
Money markets	27,761	397	2.86%	13,441	171	2.54%
Savings deposits	61,922	825	2.66%	49,456	718	2.90%
Time deposits	339,461	7,506	4.42%	290,968	7,588	5.22%
Federal funds purchased/repurchase agreements	10,533	172	3.27%	8,308	232	5.58%
Borrowings	43,215	586	2.71%	—	—	—%

Total interest-bearing liabilities	537,933	9,800	3.64%	410,960	9,115	4.44%

Noninterest-bearing liabilities:
Demand deposits	54,702			49,288
Interest payable and other	5,798			5,229

Total noninterest-bearing liabilities	60,500			54,517

Total liabilities	598,433			465,477

Stockholders’ equity	47,381			44,208

Total liabilities and stockholders’ equity	$645,814			$509,685

Net interest income and interest rate spread		$9,979	2.74%		$9,885	3.28%

Net yield on average interest-earning assets			3.22%			4.02%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.19%			119.73%

(1)	Annualized
(2)	Interest income includes deferred loan fees
(3)	For amounts under $1 yields are calculated using actual interest income and actual average asset totals not rounded values

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

The following table illustrates the impact of changes in both rate and volume on the net interest income realized by the Company for the three and six month periods ending June 30, 2008 versus June 30, 2007.

Volume and Rate Variance Analysis

(dollars in thousands)

		For the Three Months Ended June 30,
	2008 vs. 2007			2007 vs.2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest Income:
Loans, including loans held for sale	$(232)	$107	$(125)	$2,842	$75	$2,917
Investment securities	(337)	(48)	(385)	60	167	227
Federal funds sold	5	—	5	(29)	2	(27)
Interest-earning cash deposits	—	—	—	1	—	1

Total interest income	(564)	59	(505)	2,874	244	3,118
Interest expense:
NOW accounts	$59	$(150)	(91)	21	86	107
Money markets	100	3	103	1	33	34
Savings deposits	36	(2)	34	9	49	58
Time deposits	(1,726)	1,215	(511)	421	1,072	1,493
Federal funds purchased and securities sold under agreements to repurchase	(27)	(53)	(80)	27	36	63
Borrowings	360	—	360	—	—	—

Total interest expense	(1,198)	1,013	(185)	479	1,276	1,755

Net increase in net interest income	$634	$(954)	$(320)	$2,395	$(1,032)	$1,363

		For the Six Months Ended June 30,
	2008 vs. 2007			2007 vs.2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest Income:
Loans, including loans held for sale	$3,237	$(1,826)	$1,411	$5,634	$397	$6,031
Investment securities	(481)	(153)	(634)	238	313	551
Federal funds sold	2	—	2	(106)	26	(80)
Interest-earning cash deposits	—	—	—	(32)	6	(26)

Total interest income	2,758	(1,979)	779	5,734	742	6,476
Interest expense:
NOW accounts	$63	$(155)	(92)	117	117	234
Money markets	203	23	226	(2)	48	46
Savings deposits	159	(52)	107	99	1	100
Time deposits	(943)	861	(82)	2,497	739	3,236
Federal funds purchased and securities sold under agreements to repurchase	108	(168)	(60)	155	6	161
Borrowings	586	—	586	—	—	—

Total interest expense	176	509	685	2,866	911	3,777

Net increase in net interest income	$2,582	$(2,488)	$94	$2,868	$(169)	$2,699

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be seperated is all allocated to each variance proportionately.

Interest Sensitivity and Liquidity

One of the principal duties of the Company’s Asset/Liability Management Committee is management of interest rate risk. Regularly, the Company utilizes computer simulation modeling to assess the Company’s overall interest rate risk. The results of this modeling are then used to evaluate the possible need for adjustment of the duration of assets and/or liabilities and to implement strategies to accomplish such adjustments. The Committee reviews and approves comprehensive risk management strategies as well as significant individual transactions executed to modify the Company’s interest rate risk profile. Historically, management has viewed the maintaining of near neutral interest rate risk within a 100 basis point up or down band to be optimal. However, over the past nine months, interest rates

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2008

have declined significantly more than 100 basis points. As a result of this dramatic rate movement, the Company’s asset sensitivity increased which in turn adversely impacted our net interest margin and consequently net income. Management believes that this is a relatively short lived situation which will moderate as the Company’s CD portfolio continues to reprice downward. However, some residual impact of the recent significant decrease in rates is expected to linger for at least a portion of the remainder of 2008. In addition to management of interest rate risk, another function of the Asset/Liability Committee is evaluating the current liquidity of the Company and identifying and planning for future liquidity needs. Such needs primarily consist of insuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities. Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity. In addition, the Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $26.5 million and secured lines of credit of $10.0 million. At June 30, 2008, $3.0 million was outstanding on these credit facilities. The Company’s liquidity ratio was 14.7% at June 30, 2008. Management considers this ratio to be adequate to meet known or anticipated liquidity needs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company’s primary market risk is interest rate risk, which is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities.

The Company’s Asset/Liability Committee (“ALCO”) meets on a quarterly basis in order to assess interest rate risk, liquidity, capital and overall balance sheet management through rate shock analysis measuring various interest rate scenarios over the future 12 months. Through ALCO, the Company strives to determine the impact on net interest income from changes in interest rates in a range from 100 to 300 basis points up or down during a 12-month period. ALCO also reviews policies and procedures related to fund management and interest rate risk based on local, national and global economic conditions along with funding strategies and balance sheet management to minimize the potential impact of earnings and liquidity from interest rate movements.

Additional information regarding interest rate risk for the year ended December 31, 2007 is included in the Bank’s filing on Form 10-K/A. The Bank has not had any material changes in the overall interest rate risk since December 31, 2007.

Item 4.	Controls and Procedures

The Company’s management, under the supervision and with the participation of our chief executive officer and principal accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a – 15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to provide reasonable assurance that we were able to record, process, summarize and report in a timely manner the information required to be disclosed in periodic reports we file under the Exchange Act.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In connection with the above evaluation, no change in our internal control over financial reporting was identified that occurred during the Company’s second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K/A for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Principal Accounting Officer

32	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Financial Services Corporation

Date: August 8, 2008	By:	/s/ Gregory L. Gibson
Gregory L. Gibson
Chief Executive Officer