Form 10-Q
period 2008-09-30
1st Financial Services CORP
filed 2008-11-10
CIK 1434743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Common Stock, $5 par value

4,997,027 shares outstanding as of November 4, 2008

1st Financial Services Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1st Financial Services Corporation

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(dollars in thousands)

	(Unaudited) September 30, 2008	December 31, 2007
Assets

Cash and noninterest bearing bank deposits	$10,259	$9,210
Interest bearing deposit with bank	24	69

Total cash and cash equivalents	10,283	9,279
Investment securities available for sale	65,703	61,115
Investment securities held to maturity	825	—
Restricted equity securities	6,220	2,501
Loans held for sale	1,419	5,035
Loans, net of allowance for loan losses of $9,052 at September 30, 2008 and $7,571 at December 31, 2007	560,221	509,337
Bank owned life insurance	11,382	6,000
Property and equipment, net	6,999	6,555
Accrued interest receivable	2,786	3,534
Other assets	4,329	3,135

Total assets	$670,167	$606,491

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$56,391	$50,994
NOW accounts	57,568	50,504
Savings deposits	74,964	53,044
Money market accounts	37,100	26,552
Time deposits under $100	158,782	179,085
Time deposits of $100 and greater	144,637	168,926

Total deposits	529,442	529,105
Federal funds purchased and securities sold under agreements to repurchase	11,693	9,458
Borrowings	76,000	15,000
Accrued interest payable	3,137	5,209
Other liabilities	1,934	1,507

Total liabilities	622,206	560,279

Commitments and contingencies (Note 3)	—	—

Stockholders’ equity:
Common stock, $5.00 par value; 20,000,000 shares authorized; 4,997,027 shares issued and outstanding at September 30, 2008 and December 31, 2007	24,985	24,985
Additional paid-in capital	17,772	17,734
Retained earnings	5,428	3,621
Accumulated other comprehensive (loss)	(224)	(128)

Total stockholders’ equity	47,961	46,212

Total liabilities and stockholders’ equity	$670,167	$606,491

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)

(dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income
Loans and fees on loans	$8,789	$9,792	$27,242	$26,834
Investment securities	729	947	2,048	2,900
Interest-bearing bank balances	—	—	1	1
Federal funds sold	5	24	11	28

Total interest income	9,523	10,763	29,302	29,763

Interest expense
Deposits	3,776	5,083	12,818	13,966
Federal funds purchased and securities sold under agreements to repurchase	65	114	237	346
Other borrowings	375	—	961	—

Total interest expense	4,216	5,197	14,016	14,312

Net interest income	5,307	5,566	15,286	15,451

Provision for loan losses	615	860	2,240	2,355

Net interest income after provision for loan losses	4,692	4,706	13,046	13,096

Noninterest income
Service charges on deposit accounts	596	462	1,648	1,278
Mortgage origination income	319	579	1,409	1,835
Other service charges and fees	26	23	85	72
Increase in cash surrender value of life insurance	130	—	382	—
Net realized gain on sale of investment securities	12	—	147	—
Other income	28	55	58	93

Total noninterest income	1,111	1,119	3,729	3,278

Noninterest expense
Salaries and employee benefits	2,382	2,270	7,104	6,299
Occupancy	384	313	1,089	829
Equipment	310	256	875	743
Advertising	210	216	700	630
Data processing and telecommunication	293	448	1,355	1,270
Deposit insurance premiums	107	81	291	182
Professional fees	623	202	933	468
Printing and supplies expense	81	114	213	265
Other general and administrative	667	381	1,489	1,099

Total noninterest expense	5,057	4,281	14,049	11,785

Income before income taxes	746	1,544	2,726	4,589

Income tax expense	236	602	919	1,828

Net income	$510	$942	$1,807	$2,761

Basic income per share(1)	$0.10	$0.19	$0.36	$0.55

Diluted income per share(1)	$0.10	$0.18	$0.35	$0.51

Basic weighted average shares outstanding(1)	4,997,027	4,988,197	4,997,027	4,985,795

Diluted weighted average shares outstanding(1)	5,188,698	5,366,787	5,234,295	5,406,308

(1)	Amounts have been adjusted for all stock splits

1st Financial Services Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

(dollars in thousands except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Earnings	(Loss)	Total
Balance, December 31, 2006	4,984,529	$24,922	$17,591	$581	$(99)	$42,995
Stock compensation expense	—	—	80	—	—	80
Exercise of stock options	12,498	63	44	—	—	107
Comprehensive income
Net income	—	—	—	2,761	—	2,761
Net unrealized gain on investment securities available for sale, net of income taxes of $50	—	—	—	—	97	97

Total comprehensive income						2,858

Balance, September 30, 2007	4,997,027	$24,985	$17,715	$3,342	$(2)	$46,040

Balance, December 31, 2007	4,997,027	$24,985	$17,734	$3,621	$(128)	$46,212
Stock compensation expense	—	—	38	—	—	38
Comprehensive income
Net income	—	—	—	1,807	—	1,807
Net unrealized gain on investment securities available for sale, net of income taxes of $2	—	—	—	—	7	7
Reclassification adjustment for gains included in net income, net of income taxes of $(52)	—	—	—	—	(103)	(103)

Total comprehensive income						1,711

Balance, September 30, 2008	4,997,027	$24,985	$17,772	$5,428	$(224)	$47,961

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$1,807	$2,761
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	937	700
Provision for loan losses	2,240	2,355
Deferred income taxes	(689)	(361)
Amortization of premium on securities, net of discount accretion	271	115
Origination of available for sale loans	(78,995)	(88,364)
Sales of available for sale loans	82,611	89,426
Net realized gains on sales of investment securities	(147)	—
Stock compensation expense	38	80
Increase in cash surrender value of bank owned life insurance	(382)	—
Changes in assets and liabilities:
Accrued interest receivable	748	(814)
Other assets	(326)	(797)
Accrued interest payable	(2,072)	857
Other liabilities	427	837

Net cash provided by operating activities	6,468	6,795

Cash flows from investing activities
Purchases of investment securities available for sale	(50,502)	(22,573)
Sales of investment securities available for sale	26,214	—
Purchase of held to maturity investment securities	(825)	—
Maturities and calls of investment securities	19,429	29,712
Purchases of restricted equity securities	(4,034)	(1,421)
Sales of restricted equity securities	315	1,000
Net increase in loans	(53,252)	(108,449)
Purchase of bank owned life insurance	(5,000)	—
Purchases of property and equipment	(1,381)	(2,352)

Net cash used in investing activities	(69,036)	(104,083)

Cash flows from financing activities
Net increase in deposits	337	107,458
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	2,235	(1,973)
Proceeds from issuance of common stock	—	107
Net increase in borrowings	61,000	—

Net cash provided by financing activities	63,572	105,592

Net increase in cash and cash equivalents	1,004	8,304

Cash and cash equivalents, beginning	9,279	10,306

Cash and cash equivalents, ending	$10,283	$18,610

Supplemental disclosure of cash flow information
Transfer of loans to real estate acquired in settlement of loans	$75	$—

Transfer of loans to repossessions acquired in settlement of loans	$53	$670

Interest paid	$16,088	$13,455

Taxes paid	$1,256	$1,851

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of 1st Financial Services Corporation as of September 30, 2008 and December 31, 2007, its results of operations for the three and nine month periods ended September 30, 2008 and 2007, and its cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2008 and 2007. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, contained in the Bank’s filing on Form 10-K/A. The accounting policies of the Company and the Bank follow generally accepted accounting principles and practices within the financial services industry.

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

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

Loans

Loans are stated at the amount of unpaid principal, reduced by unearned fees and the allowance for loan losses. Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that the full collection of principal or interest is doubtful.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

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

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 is expected to have no effect on the Company’s financial position, results of operations or cash flows.

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

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 5) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

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

For the three months ended September 30, 2008, basic weighted average shares outstanding totaled 4,997,027 and diluted weighted average shares totaled 5,188,698 amounting to basic earnings per share (EPS) and diluted earnings per share of $0.10 per share for the period. For the three months ended September 30, 2007, basic weighted average shares outstanding totaled 4,988,197 and basic earnings per share amounted to $0.19 per share. Diluted weighted average shares totaled 5,366,787 which accounted for dilution of $0.01 per share and resulted in fully diluted EPS of $0.18 per share for the three months ended September 30, 2007.

For the nine months ended September 30, 2008, basic weighted average shares outstanding totaled 4,997,027 and basic earnings per share (EPS) amounted to $0.36 per share. Diluted weighted average shares totaled 5,234,295 which accounted for dilution of $0.01 per share and resulted in fully diluted EPS of $0.35 for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, basic weighted average shares outstanding totaled 4,985,795 and basic earnings per share amounted to $0.55 per share. Diluted weighted average shares totaled 5,406,308 which accounted for dilution of $0.04 per share and resulted in fully diluted EPS of $0.51 per share for the nine months ended September 30, 2007.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

Additionally, 312,284 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2008 because their inclusion would have been anti-dilutive. No shares were excluded from the diluted earnings per share calculations as of September 30, 2007.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Company’s commitments at September 30, 2008 and December 31, 2007 is as follows (dollars in thousands):

	September 30, 2008	December 31, 2007
Commitments to extend credit	$91,435	$97,999
Standby letters of credit	2,094	960

	$93,529	$98,959

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatility of our stock’s trading history. The expected life is based on the average life of the options and the weighted average graded vesting period, and forfeitures are estimated based on the Company’s history. Ten thousand options were granted during the nine-month period ended September 30, 2008 with the following weighted-average assumptions: expected volatility of 51.73%; risk-free interest rate of 4.07%; and expected life of 6.50 years. During the first nine months of 2008, 29,883 options were forfeited.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

The Company recognized $38 thousand in stock compensation expense during the first nine months of 2008, compared to $80 thousand during the first nine months of 2007 which related to the vesting of outstanding options.

A summary of option activity under the Plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Intrinsic Value(1)
Outstanding, January 1, 2008	928,777	$8.86
Granted	10,000	$9.90
Forfeited	(29,883)	$16.72
Exercised	(781)	$13.31

Outstanding, September 30, 2008	908,113	$8.60	6.51 Years	$590

Exercisable, September 30, 2008	890,613	$8.46	6.23 Years	$707

(1)	dollars in thousands

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

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2008 (dollars in thousands):

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investments	$—	$65,703	$—
Mortgage loans held for sale	—	1,419	—
Impaired loans	—	8,746	—

Total	$—	$75,868	$—

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

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Those statements may be identified by the use of terms such as “may,” “will,” “should,” “could,” “plans,” “intends,” “anticipates,” “expects”, “believes,” “estimates,” “predicts,” “forecasts,” “potential’ or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) projected business increases in connection with the implementation of our business plan are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) expenses in general are greater than expected; (4) general economic conditions, in the markets in which the Company does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) any inability to generate liquidity necessary to meet loan demand or other cash needs; (9) any inability to accurately predict the adequacy of the loan loss allowance needs; (10) legislation or regulatory requirements or changes that could adversely affect the businesses in which the Company is engaged; (11) decision to change the business mix of the Company; and (12) factors discussed in reports previously filed by the Bank with the Federal Deposit Insurance Corporation and now filed by the Company with the Securities and Exchange Commission from time to time affect the Company’s financial condition and results of operations.

Critical Accounting Policies

Allowance for Loan Losses. The Company’s most significant critical accounting policy is the determination of the Bank’s allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of actual future loan losses differ significantly from those assumptions used in making a determination, the allowance for loan losses and resultant provisions for loan losses could materially impact the Company’s financial position and results of operations. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality” and “Analysis of Allowance for Loan Losses” and Note 1 to the audited financial statements for the year ended December 31, 2007 contained in the Bank’s filing on Form 10-K/A.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be expected to be considered material to investors.

General Economic Conditions

Throughout most of its history, the Bank has operated in an environment of rising interest rates. However, during the last quarter of 2007, the Federal Reserve’s Federal Open Market Committee (FOMC) began to dramatically reduce short term interest rates in response to a weakening economy. Heretofore, management had structured the Company’s balance sheet to be relatively interest rate neutral within a normal band of interest rate fluctuations from 100 to 200 basis points up or down. However, the Federal Reserve has elected to reduce rates in an extreme fashion that is unprecedented in recent history. As a result, the slightly asset sensitive bias maintained by the Company since its inception has become more pronounced as rates have rapidly fallen over the past nine or ten

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

months. Since the first drop in rates in late September 2007, rates have decreased 425 basis points (4.25%). Approximately seventy-three percent (73%) of the Company’s loan portfolio is indexed to the prime rate. The rates on these loans dropped further and faster during the first and second quarter than did the costs associated with the Company’s deposits. As a result, the Company’s net interest margin declined substantially during the first nine months of 2008. The Company’s net interest margin averaged 4.01% during 2007, however, as a result of the declining interest rate environment the net interest margin fell to 3.30% and 3.25%, respectively, for the three and nine month periods ended September 30, 2008. This decline in net interest margin was the primary causal factor for the decline in quarter over quarter net income of approximately 45.9% that was experienced in the third quarter of 2008. As the Company’s CD portfolio re-prices over the next several months, management expects the Company’s net interest margin to improve somewhat. However, due to the low absolute level of rates currently being experienced and unusually high CD rates within our local markets, we anticipate margin compression to continue into 2009. We think this will likely prevent margins from expanding to 2007 levels until interest rates once again begin to rise.

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

The Bank believes that its current base of business is relatively well diversified as is the general economic base of the region as a whole. The only concentration identified by management within the Bank’s lending portfolio is in loans secured by real estate. At September 30, 2008, loans collateralized by real estate comprise approximately 78% of the Bank’s total loan portfolio. This total includes $171.2 million in loans classified as construction or acquisition and development and $179.4 million in loans classified as commercial real estate, representing 30.1% and 31.5%, respectively of the total portfolio. Management believes that concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral. These include residential, multifamily and commercial properties.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios. In prior quarters, management had determined that the Bank had a concentration of real estate loans that exceeded the regulatory guidelines for loan-to-value ratios. As a result, management determined to reduce this risk factor within the loan portfolio. By the end of 2007, loans exceeding regulatory loan to value guidelines had been reduced to 55.0% of capital, well below the regulatory threshold of 100% of capital. At September 30, 2008, loans with LTV exceptions represented 58.9% of capital.

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

The Bank has experienced growth of over 10% during the first nine months of 2008. However, overall growth has now been purposely slowed in response to uncertainties with respect to the national economy, national and local real estate markets, the domestic interest rate environment and global currency markets. While the Bank’s overall asset base increased approximately 10.5% during the first nine months of 2008, it should be noted that a sizeable portion of this growth was attributable to a relationship that has been established with Live Oak Bank, a newly chartered bank in eastern North Carolina. The Bank has worked with this bank during its organization phase to originate loans to their existing customers and has agreed to sell these loans back to the new institution once they began operations.

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

At September 30, 2008, such loans had been reduced from a high of over $80 million to approximately $40.2 million. Management had anticipated the entire transfer of these loans would commence in the second quarter of 2008 and be completed by the end of the fourth quarter. However, it is now expected that will be allowed to retain these loans indefinitely. It is anticipated that this will be an ongoing relationship and that the Bank will continue to participate in the lending activities of Live Oak on a regular basis.

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

In its first four years of operation, fourteen full-service branch offices have been opened. Management’s business plan has been predicated upon the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area. As a part of this growth strategy, management expects to continue to open new branch offices to augment the current branch network over at least the next two years while continuing to grow existing branches and markets. Additionally, management has begun to consider other avenues for expansion in addition to de novo branching. Assuming the effective execution of the Company’s current strategies, management expects its anticipated growth and expansion to have a favorable long-term impact on the Company’s profitability and shareholder value. However, management does expect such growth to constrain near-term earnings in and of itself and also presents unique managerial challenges. It remains management’s opinion that attaining an above average growth rate while continuing to grow earnings is a sound and achievable business plan which should enhance the Company’s overall franchise value over time. To that end, the Company recently announced the expansion into the Hickory, North Carolina market.

Maintaining sound asset quality is another key focal point for the Company as it grows. To date, the Company has been able to maintain favorable asset quality ratios. However as a result of the current economic environment, the Bank experienced an increase in nonperforming assets (nonaccuring loans and accruing loans past due 90 or more days) during the third quarter. This development is further discussed under the heading Asset Quality below. The business of lending to small businesses and consumers carries with it significant credit risks, which must be continually managed. Management monitors asset quality and credit risk on an ongoing basis and fully expects to experience credit losses in the future. While it is management’s goal to minimize credit losses to the extent possible, as the Company’s loan portfolio continues to grow and season, management expects loan losses to increase. Management continues to engage third party consultants to assist in monitoring and evaluating the quality of the portfolio.

Financial Overview

The Company experienced continued asset growth during the first nine months of 2008. At September 30, 2008, the Company’s assets totaled $670.2 million compared to $606.5 million on December 31, 2007, an increase of $63.7 million or 10.5%. As discussed previously, management has proactively slowed overall growth in response to current economic conditions. However, we do expect to continue to grow both existing retail offices as well as selectively adding new offices as opportunities to do so arise. Management expects to bring at least one or two new de novo branch offices online during 2008 and expects a portion of growth later in the year to be generated from these new offices. As noted earlier, the Company recently announced intentions to enter the Hickory, N.C. market. This office commenced operation in October of 2008. At September 30, 2008, investment securities increased by $4.6 million or 7.5%, from $61.1 million at December 31, 2007 to $65.7 million at September 30, 2008. During the first nine months of 2008, gross loans increased by $48.8 million, or 9.4% from $521.9 million on December 31, 2007 to $570.7 million at September 30, 2008. During the same period, deposits remained relatively constant $529.4 million on September 30, 2008 compared with $529.1 million at the end of 2007. The increase in loans was the major factor in the Company’s increase in total borrowings which increased by $63.2 million, or 258.0% from $24.5 million at December 31, 2007 to $87.7 million at September 30, 2008. Management’s goal remains to attain overall balanced growth of the Company’s balance sheet to the extent possible. At September 30, 2008, net loan growth had out

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

paced deposit growth by $48.5 million, principally as a result of the loans currently being warehoused for Live Oak Bank as described elsewhere in this discussion. A sizeable portion of these loans is expected to be sold to Live Oak during 2009. The Company’s loan to asset ratio decreased slightly to 85.1 % from 86.1% at December 31, 2007, which is above management’s targeted range of 75% to 82%. Excluding these loans, the ratio of loans to assets would have been 79.2%.

During the third quarter of 2008, the Company’s net income decreased $432 thousand or 45.9% as compared with the same period during 2007. The primary causal factor of this decline was the severe decline in the Bank’s net interest margin as a result of the dramatic reduction in short term interest rates orchestrated by the Federal Reserve beginning in the fourth quarter of 2007. As compared with the Bank’s net interest margin in the third quarter of 2007, the Bank’s margin for the same period in 2008 declined by more than 80 basis points. With the current environment of expected future rate decreases, management expects margins to continue to decrease modestly over the remainder of 2008. Margin compression based on the current low rate environment and the unusually high CD rates being paid by competitors within the Bank’s markets are expected to limit the recovery of the Bank’s margins until markets settle further and/or short term interest rates begin to rise. Basic and diluted earnings per share totaled $0.10 for the third quarter of 2008. This compares with $0.19 and $0.18 respectively for the third quarter of 2007. Earnings also decreased for the first nine months of 2008 totaling $1.8 million, or $0.36 per basic share and $0.35 per diluted share. This compares with net income of $2.8 million or $0.55 per average common share and $0.51 per diluted share for the nine months ended September 30, 2007 representing a decrease of $954 thousand or 34.6%.

Investments

The Company maintains a portfolio of investment securities as part of its asset/liability and liquidity management programs which emphasize effective yields and maturities to match its needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet liquidity and interest rate sensitivity needs for the Company.

Held to maturity securities are bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. Investments in held to maturity securities at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Municipal securities	$825	$829	$—	$—

Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities. Investments in available for sale securities at September 30, 2008 and December 31, 2007 are as follows (dollars in thousands):

	September 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale
U.S. Government agencies	$14,961	$81	$65	$14,977
Government-sponsored enterprises	2,000	1	—	2,001
Mortgage backed securities	49,082	88	445	48,725

	$66,043	$170	$510	$65,703

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

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

The following table details unrealized losses and related fair values in the Company’s available for sale investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2008 (dollars in thousands).

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$4,165	$47	$5,889	$18	$10,054	$65
Mortgage backed securities	26,310	445	—	—	26,310	445

Total temporarily impaired securities	$30,475	$492	$5,889	$18	$36,364	$510

Nine individual securities were in a continuous unrealized loss position for twelve months or more at September 30, 2008. All unrealized losses on investment securities are considered by management to be temporary in nature. Given the credit ratings on these investment securities, the short duration of the individual securities, and the Company’s ability and intent to hold these securities to maturity, these securities are not considered to be permanently impaired.

Loans

Net loans outstanding (excluding loans held for sale) were $560.2 million on September 30, 2008, compared to $509.3 million on December 31, 2007. The major components of loans on the balance sheet at September 30, 2008 and December 31, 2007 are illustrated in the following table (dollars in thousands):

	September 30, 2008	December 31, 2007
Real estate:
Construction and development	$171,176	$159,127
1-4 family residential	111,267	99,692
Multifamily	8,675	5,768
Nonfarm, nonresidential	179,419	164,940

Total real estate	470,537	429,527
Commercial and industrial loans	91,805	80,867
Consumer	6,931	6,514

	569,273	516,908
Allowance for loan losses	(9,052)	(7,571)

	$560,221	$509,337

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

Of the $50.9 million or 10.0% increase in net loans, approximately $40.2 or 79.0% of this increase resulted from the previously discussed warehousing arrangement with Live Oak Bank. A sizeable portion of these loans are expected to be sold to that bank during 2009. Management expects that loan growth will be more muted during the remainder of 2008 as a result of the economic uncertainties expected to persist for at least the duration of 2008.

Deposits

One of the primary goals for the Company during 2008 and beyond is to increase non-CD deposits as a percentage of total deposits. By so doing, management believes this will enhance both the profitability and franchise value of the Company and will further solidify the banking relationships of the Bank’s customer base. During the first half of 2008, significant progress has been made toward this goal. At September 30, 2008, approximately 57.3% of the Bank’s total deposits were comprised of CDs. At the same date one year ago, that percentage amounted to 65.8%. Total deposits on September 30, 2008 were $529.4 million compared to $529.1 million on December 31, 2007, an increase of $300 thousand or 0.1%. Demand deposits increased $5.4 million or 10.6% during the nine months of 2008, to end the period at $56.4 million while NOW accounts increased by $7.1 million or 14.0%. Through the first nine months of 2008, savings account balances increased by $21.9 million or 41.3% to end the period at $75.0 million compared to $53.0 million at December 31, 2007. Money market account balances increased by $10.5 million or $39.7% for the nine months ended September 30, 2008 compared to $26.6 at December 31, 2007. Certificates of deposit were the deposit category with a decrease during the first nine months of 2008, decreasing $44.6 million or 12.8%. Certificates under $100 thousand decreased by $20.3 million or 11.3%, while jumbo CDs decreased $24.3 million or 14.4%. As a result, the Company’s DDA to total deposit ratio increased slightly from 9.7% at December 31, 2007 to 10.7% at September 30, 2008 while the Company’s CD to total deposit ratio decreased to 57.3% from 65.8% during the same period.

Borrowings

As of September 30, 2008, the Company had total borrowings of $87.7 million compared to $24.5 million at December 31, 2007, an increase of $63.2 million or 258.0%. Advances from the Federal Home Loan Bank of Atlanta increased by $57.0 million or 380.0%. The Company had $10.5 million of federal funds purchased at September 30, 2008 compared to $7.9 million at December 31, 2007, an increase of $2.6 million or 32.9% while securities sold under agreements to repurchase balances were $1.2 million at September 30, 2008, down from $1.5 million at December 31, 2007. Also, during the third quarter of 2008, the parent company, 1st Financial Services Corporation, established a $10 million revolving credit line with an upstream correspondent bank to be utilized for various corporate purposes. At September 30, 2008, $4.0 million was advanced on this line of credit with $3.5 million of that amount being paid down to the Bank in the form of additional capital. As discussed previously, the Company has entered into a relationship with Live Oak Bank to warehouse a portion of their loan production. The Bank has relied primarily upon FHLB advances to fund these loans. At September 30, 2008 these loans totaled approximately $40.2 million and accounted for the majority of the usage of the FHLB borrowings.

Stockholders’ Equity

Principally as a result of the Company’s earnings for the first nine months of 2008, stockholders’ equity increased to $48.0 million or approximately 7.2% of total assets at September 30, 2008 as compared to $46.2 million or 7.6% of total assets at December 31, 2007. A $7 thousand decrease in unrealized losses on available for sale securities (net of income taxes) and an increase due to a reclassification adjustment for gains included in net income of $103 thousand (net of income taxes), and a $38 thousand increase resulting from recognition of stock compensation expense were the other factors contributing to the change in stockholders’ equity.

With the completion of the holding company reorganization, in which 1st Financial Services Corporation became our parent bank holding company in the second quarter of 2008, the Company has additional options for generating new equity infusions needed for future growth. Management expected to require an infusion of new capital during 2008 based on current growth projections. Over the past two years, this infusion was expected to be in the form of Trust Preferred securities. However, during the past nine months, the Trust Preferred market has been severely disrupted. While Trust Preferreds remain an option, management is currently pursuing additional alternatives which may provide more favorable terms.

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

One capital option is the recently enacted TARP Capital Purchase Program. On October 14, 2008, the United States Treasury announced a voluntary Capital Purchase Program under which the Treasury will purchase up to $250 billion of senior preferred shares from qualifying financial institutions. It is our understanding that participation in this program will be strictly limited to healthy banks only. The Company was one of the first community banks in the Southeastern United States to receive preliminary approval to participate, and was approved to sell to the Treasury approximately $16.4 million of senior preferred shares with a dividend rate of 5% for the first five years. The preferred shares would increase the Bank’s risk weighted capital ratio from 10.8% at September 30, 2008 to approximately 13.8%. The preferred stock would represent a relatively inexpensive source of capital and will provide the Company with additional growth opportunities. In addition to the preferred stock, the Treasury would receive common stock warrants with a 10-year life equal to 15% of the face amount of the preferred stock. Management believes the dilutive effects of the common stock warrants would not be material. In addition, the terms of the preferred stock would restrict the Company’s ability to repurchase its common stock or to increase the dividends paid on its common stock while the preferred stock is outstanding, in each case unless prior regulatory approval is received. The Company is considering whether to act on the approval and participate in the Capital Purchase Program.

Plans are also being formed as to the form and amount of an additional equity infusion. Given the state of equity markets currently, a capital raise during the next six months is expected to be limited. Management currently anticipates any such capital raising effort which could occur in the next six months to range between $5 million to $10 million. While management expects any capital raise conducted any time in the future to be successfully completed, it should be noted that if additional equity cannot be generated, this could adversely affect the rate of future growth of the Company.

As discussed above, at September 30, 2008, the Company had initiated a corporate line of credit and had borrowed funds in the amount of $4 million with $3.5 million being paid down to the subsidiary Bank in the form of additional capital. This resulted in the Bank’s total risk weighted capital ratio remaining over 10% and the Bank remaining well capitalized from a regulatory perspective. At September 30, 2008, the Company’s total risk weighted asset capital ratio was 10.09% while the Bank’s ratio was 10.80%.

Although an initial annual cash dividend was paid during the fourth quarter of 2007, management expects the Company to maintain an above average growth rate for the foreseeable future. Therefore, it is anticipated that future cash dividends, if any, will continue to be nominal and that the majority of the Company’s earnings will be retained to support expected growth. No cash dividends have been declared to date during 2008. The actual capital amounts and ratios for the Company and the Bank at September 30, 2008 are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Required		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008
Total Capital (to Risk-Weighted Assets)
Company	$55,034	10.09%	$43,653	8.00%	$54,566	10.00%
Bank	$58,908	10.80%	$43,653	8.00%	$54,566	10.00%
Tier I Capital (to Risk-Weighted Assets)
Company	$48,186	8.83%	$21,826	4.00%	$32,739	6.00%
Bank	$52,060	9.54%	$21,826	4.00%	$32,739	6.00%
Tier I Capital (to Average Assets)
Company	$48,186	7.19%	$26,821	4.00%	$33,526	5.00%
Bank	$52,060	7.76%	$26,821	4.00%	$33,526	5.00%

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

Asset Quality

The provision for loan losses charged to operations during the first nine months of 2008 totaled $2.2 million, while net charge offs during the period amounted to $759 thousand, resulting in a net increase in the allowance for loan losses of $1.5 million to $9.1 million or 1.59% of period end loans, excluding loans held for sale at September 30, 2008. The increase in the loan loss allowance was due to an increase in outstanding loans resulting from the continued strong loan demand experienced by the Company and the additional loan volume resulting for the aforementioned arrangement with Live Oak Bank. At September 30, 2008, the Company had approximately $4.0 million in loans 30 to 90 days delinquent, non-accruing loans totaling $8.7 million, $75 thousand in foreclosed assets and no repossessed personal property. At September 30, 2008, there were no loans past due over 90 days and still accruing interest. Management has taken what it believes to be a relatively aggressive stance on identifying problems with credits and placing them on non-accruing status relatively early in its evaluation process. As a result, non-performing assets increased during the third quarter. Management has evaluated these credits and their ultimate collectibility and believes that any potential losses which may be incurred on these credits in the future are manageable and are incorporated into its analysis of the adequacy of the Bank’s existing allowance for loan losses.

Impaired Loans. Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values for impaired loans are estimated using Level 2 inputs based on customized discounting criteria. At September 30, 2008, impaired loans totaled $8.7 million. Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $1.5 million in the aggregate.

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

Credit loss experience for the nine months ended September 30, 2008 and 2007 is presented below (dollars in thousands).

Volume and Rate Variance Analysis

(dollars in thousands)

	For the Three Months Ended September 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate(1)	Volume(1)	Total	Rate(1)	Volume(1)	Total
Interest Income:
Loans, including loans held for sale	(6,645)	5,642	(1,003)	105	2,637	2,742
Investment securities	(145)	(73)	(218)	123	40	163
Federal funds sold	(24)	—	(24)	17	(275)	(258)
Interest-earning cash deposits	—	5	5	—	—	—

Total interest income	(6,814)	5,574	(1,240)	245	2,402	2,647

Interest expense:
NOW accounts	(130)	26	(104)	76	18	94
Money markets	—	109	109	60	4	64
Savings deposits	(34)	119	85	44	7	51
Time deposits	(1,372)	(25)	(1,397)	850	149	999
Federal funds purchased and securities sold under agreements to repurchase	(98)	49	(49)	9	97	106
Borrowings	—	375	375	—	—	—

Total interest expense	(1,634)	653	(981)	1,039	275	1,314

Net increase in net interest income	$(5,180)	$4,921	$(259)	$(794)	$2,127	$1,333

	For the Nine Months Ended September 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate(1)	Volume(1)	Total	Rate(1)	Volume(1)	Total

Interest Income:
Loans, including loans held for sale	$(1,080)	$1,488	408	$1,148	$7,625	8,773
Investment securities	(316)	(536)	(852)	388	327	715
Federal funds sold	(18)	1	(17)	(443)	104	(339)
Interest-earning cash deposits	—	—	—	13	(39)	(26)

Total interest income	(1,414)	953	(461)	1,106	8,017	9,123

Interest expense:
NOW accounts	$(288)	$93	(195)	169	159	328
Money markets	9	326	335	107	3	110
Savings deposits	(98)	289	191	9	142	151
Time deposits	(2,977)	1,498	(1,479)	1,152	3,083	4,235
Federal funds purchased and securities sold under agreements to repurchase	(225)	116	(109)	6	261	267
Borrowings	—	938	938	—	—	—

Total interest expense	(3,579)	3,260	(319)	1,443	3,648	5,091

Net increase in net interest income	$2,165	$(2,307)	$(142)	$(337)	$4,369	$4,032

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be seperated is all allocated to each variance proportionately.

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

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

Results of Operations

Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

Net income for the third quarter of 2008 totaled $510 thousand or $0.10 per basic weighted average share and diluted share compared to $942 thousand or $0.19 per basic share and $0.18 per diluted share for the three months ended September 2007, representing a decrease of $432 thousand or 45.9%. Interest income for the third quarter of 2008 totaled $9.5 million while interest expense totaled $4.2 million, resulting in net interest income of $5.3 million for the quarter. This compares unfavorably to the same period in 2007 when interest income totaling $10.8 million, combined with interest expense of $5.2 million, resulted in net interest income of $5.6 million. The decline in net interest income quarter over quarter is attributable to the decline in the Company’s net interest margin, which decreased from 4.11% for the three months ended September 30, 2007 to 3.30% for the three months ended September 30, 2008.

Provisions for loan losses for the quarter totaled $615 thousand compared to $860 thousand for the same period in 2007. Due to fluctuations in net income resulting from varying growth rates and differing marginal tax rates between 2008 and 2007, management uses a non-GAAP measure, pre-tax, pre-provision income, to provide a more comparable view of earnings. During the third quarter of 2008, pre-tax, pre-provision income totaled $1.4 million with provision for loan losses amounting to $615 thousand and tax expense totaling $236 thousand. This compares to $2.4 million, $860 thousand and $602 thousand, respectively for the same period in 2007, resulting in a decrease in pre-tax, pre-provision income of $1.0 million or 41.6%.

Noninterest income for the quarter amounted to $1.1 million and was comprised primarily of fees generated from mortgage origination activities of $319 thousand and service charges on deposit accounts of $596 thousand. This compares with the third quarter of 2007 during which time the Company generated noninterest income of $1.1 million, of which $579 thousand was generated through mortgage origination activities and $462 thousand resulted from fees and service charges on deposit accounts. Noninterest income for the three months ended September 30, 2008 also included $130 thousand from increases in the cash surrender value of bank-owned insurance policies and $12 thousand in realized gains from the sale of investment securities. Noninterest expense amounted to $5.1 million during the quarter, comprised of compensation expense totaling approximately $2.4 million which account for 47.1% of noninterest expenditures. Marketing and advertising expenses during the quarter totaled $210 thousand, which declined slightly from the same quarter in 2007. Data processing and telecommunication expense amounted to $293 thousand or 5.8% of noninterest expense for the period while occupancy expense increased to $384 thousand or 7.6%. Income tax expense for the quarter ended September 30, 2008 totaled $236 thousand compared to $602 thousand for the same period in 2007.

Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

Year to date earnings for the period ended September 30, 2008 totaled $1.8 million or $0.36 per basic weighted average share and $0.35 per diluted share as compared to $2.8 million or $0.55 per basic weighted average share and $0.51 per diluted share for the first nine months of 2007. Pre-tax, pre-provision income, a non-GAAP financial measure, decreased by $1.9 million or 28% during the first nine months of 2008 as compared with the same period in 2007. During this period, pre-tax, pre-provision income amounted to $5.0 million with provision for loan losses totaling $2.2 million and tax expense amounting to $919 thousand resulting in net income of $1.8 million for the first nine months of 2008. During the same period of 2007, pre-tax, pre-provision income totaled $6.9 million with provision for loan losses totaling $2.4 million and tax expense amounting to $1.8 million resulting in net income of $2.8 million or $0.55 per basic weighted average share and $0.51 per diluted share.

Total interest income of $29.3 million for the nine months ended September 30, 2008 combined with total interest expense of $14.0 million for the same period, generated net interest income of $15.3 million, a decrease of $165 thousand or approximately 1.1% over the same period during 2007. The modest decrease in net interest income experienced during the first nine months of 2008 resulted primarily from the decline in the Company’s net interest margin from 4.05% for the nine months ended September 30, 2007 to 3.25% for the nine months ended September 30, 2008. Noninterest income for the nine months totaled $3.7 million as compared with $3.3 million for the same period in 2007, representing an increase of approximately $451 thousand or 13.8%. The two primary drivers of this increase were income derived from mortgage loan originations and service charges on deposit accounts, which

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

contributed $1.6 million and $1.4 million, respectively, to noninterest income while increases in the cash surrender value of bank-owned life insurance and net realized gains on the sale of investment securities contributed $382 thousand and $147, respectively. During the same period in 2007, income derived from mortgage loan originations of $1.8 million and service charges on deposits of $1.3 million were the major components of noninterest income.

Noninterest expenses during the first nine months of 2008 increased by $2.3 million or 19.2% as compared with the same period in 2007. Increases of approximately $805 thousand or 12.8% in personnel costs accounted for nearly one third of the total increase in overhead. This increase was due to the expansion of the Company’s branch network and overall growth. Occupancy and equipment expenses increased $260 thousand or 31.4%. Data processing costs increased $85 thousand or 6.7%. Professional fees increased $465 thousand or 99.4% during the first nine months of 2008 as compared with 2007. Income tax expense for the nine months ended September 30, 2008 totaled $919 thousand compared to $1.8 million for the same period in 2007.

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

The following tables illustrate the Company’s yield on earning assets and cost of funds for the three and nine month periods ending September 30, 2008 and 2007.

Average Balances and Net Interest Income

(Dollars in thousands)

	For the Three Months Ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)
Interest-earning assets:
Loans, including loans held for sale	$578,199	$8,789	6.08%	$469,819	$9,792	8.34%
Investment securities	64,277	729	4.54%	70,375	947	5.38%
Federal funds sold	941	—	0.00%	1,854	24	5.18%
Interest-earning cash deposits	32	5	2.03%	28	—	5.17%

Total interest-earning assets	643,449	9,523	5.92%	542,076	10,763	7.94%

Noninterest-earning assets:
Cash and due from banks	10,725			13,726
Property and equipment	6,959			6,074
Interest receivable and other	9,386			1,424

Total noninterest-earning assets	27,070			21,224

Total assets	$670,519			$563,300

Interest-bearing liabilities:
NOW accounts	59,928	149	0.99%	54,285	253	1.86%
Money markets	33,951	233	2.75%	16,309	124	3.04%
Savings deposits	73,134	457	2.50%	50,611	372	2.94%
Time deposits	323,432	2,937	3.63%	325,551	4,334	5.33%
Federal funds purchased/repurchase agreements	9,741	65	2.67%	8,459	114	5.39%
Borrowings	56,989	375	2.63%	—	—	—%

Total interest-bearing liabilities	557,175	4,216	3.03%	455,215	5,197	4.57%

Noninterest-bearing liabilities:
Demand deposits	58,823			56,474
Interest payable and other	4,888			6,034

Total noninterest-bearing liabilities	63,711			62,508

Total liabilities	620,886			517,723

Stockholders’ equity	49,633			45,577

Total liabilities and stockholders’ equity	$670,519			$563,300

Net interest income and interest rate spread		$5,307	2.89%		$5,566	3.38%

Net yield on average interest-earning assets			3.30%			4.11%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.48%			119.08%

(1)	Annualized
(2)	Interest income includes deferred loan fees
(3)	For amounts under $1 yields are calculated using actual interest income and actual average asset totals not rounded values

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

Average Balances and Net Interest Income

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)
Interest-earning assets:
Loans, including loans held for sale	$567,439	$27,242	6.40%	$433,177	$26,834	8.26%
Investment securities	59,998	2,048	4.55%	74,969	2,900	5.16%
Federal funds sold	734	11	2.00%	719	28	5.19%
Interest-earning cash deposits	34	1	3.92%	25	1	5.33%

Total interest-earning assets	628,205	29,302	6.22%	508,890	29,763	7.80%

Noninterest-earning assets:
Cash and due from banks	10,130			12,601
Property and equipment	6,883			5,327
Interest receivable and other	8,892			935

Total noninterest-earning assets	25,905			18,863

Total assets	$654,110			$527,753

Interest-bearing liabilities:
NOW accounts	56,682	464	1.09%	50,640	659	1.74%
Money markets	29,840	630	2.82%	14,407	295	2.73%
Savings deposits	65,687	1,281	2.60%	49,845	1,090	2.92%
Time deposits	334,079	10,443	4.17%	302,622	11,922	5.25%
Federal funds purchased/repurchase agreements	10,267	237	3.08%	8,359	346	5.52%
Borrowings	47,840	938	2.61%	—	—	—%

Total interest-bearing liabilities	544,395	13,993	3.43%	425,873	14,312	4.48%

Noninterest-bearing liabilities:
Demand deposits	56,085			51,710
Interest payable and other	5,483			5,500

Total noninterest-bearing liabilities	61,568			57,210

Total liabilities	605,963			483,083

Stockholders’ equity	48,137			44,670

Total liabilities and stockholders’ equity	$654,100			$527,753

Net interest income and interest rate spread		$15,309	2.79%		$15,451	3.32%

Net yield on average interest-earning assets			3.25%			4.05%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.40%			119.49%

(1)	Annualized
(2)	Interest income includes deferred loan fees
(3)	For amounts under $1 yields are calculated using actual interest income and actual average asset totals not rounded values

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

Volume and Rate Variance Analysis

(dollars in thousands)

	For the Three Months Ended September 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate(1)	Volume(1)	Total	Rate(1)	Volume(1)	Total
Interest Income:
Loans, including loans held for sale	(6,645)	5,642	(1,003)	105	2,637	2,742
Investment securities	(145)	(73)	(218)	123	40	163
Federal funds sold	(24)	—	(24)	17	(275)	(258)
Interest-earning cash deposits	—	5	5	—	—	—

Total interest income	(6,814)	5,574	(1,240)	245	2,402	2,647

Interest expense:
NOW accounts	(130)	26	(104)	76	18	94
Money markets	—	109	109	60	4	64
Savings deposits	(34)	119	85	44	7	51
Time deposits	(1,372)	(25)	(1,397)	850	149	999
Federal funds purchased and securities sold under agreements to repurchase	(98)	49	(49)	9	97	106
Borrowings	—	375	375	—	—	—

Total interest expense	(1,634)	653	(981)	1,039	275	1,314

Net increase in net interest income	$(5,180)	$4,921	$(259)	$(794)	$2,127	$1,333

	For the Nine Months Ended September 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate(1)	Volume(1)	Total	Rate(1)	Volume(1)	Total
Interest Income:
Loans, including loans held for sale	$(1,080)	$1,488	408	$1,148	$7,625	8,773
Investment securities	(316)	(536)	(852)	388	327	715
Federal funds sold	(18)	1	(17)	(443)	104	(339)
Interest-earning cash deposits	—	—	—	13	(39)	(26)

Total interest income	(1,414)	953	(461)	1,106	8,017	9,123

Interest expense:
NOW accounts	$(288)	$93	(195)	169	159	328
Money markets	9	326	335	107	3	110
Savings deposits	(98)	289	191	9	142	151
Time deposits	(2,977)	1,498	(1,479)	1,152	3,083	4,235
Federal funds purchased and securities sold under agreements to repurchase	(225)	116	(109)	6	261	267
Borrowings	—	938	938	—	—	—

Total interest expense	(3,579)	3,260	(319)	1,443	3,648	5,091

Net increase in net interest income	$2,165	$(2,307)	$(142)	$(337)	$4,369	$4,032

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be seperated is all allocated to each variance proportionately.

Interest Sensitivity and Liquidity

One of the principal duties of the Company’s Asset/Liability Management Committee is management of interest rate risk. The Company regularly utilizes computer simulation modeling to assess the Company’s overall interest rate risk. The results of this modeling are then used to evaluate the possible need for adjustment of the duration of assets and/or liabilities and to implement strategies to accomplish such adjustments. The Committee reviews and approves comprehensive risk management strategies as well

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2008

as significant individual transactions executed to modify the and/or liabilities and to implement strategies to accomplish such adjustments. The Committee reviews and approves comprehensive risk management strategies as well as significant individual transactions executed to modify the Company’s interest rate risk profile. Historically, management has viewed the maintaining of near neutral interest rate risk within a 100 basis point up or down band to be optimal. However, over the past nine months, interest rates have declined significantly more than 100 basis points. As a result of this dramatic rate movement, the Company’s asset sensitivity increased which in turn adversely impacted our net interest margin and consequently net income. Management believes that this is a relatively short lived situation which will moderate as the Company’s CD portfolio continues to reprice downward. However, some residual impact of the recent significant decrease in rates is expected to linger for at least a portion of the remainder of 2008. In addition to management of interest rate risk, another function of the Asset/Liability Committee is evaluating the current liquidity of the Company and identifying and planning for future liquidity needs. Such needs primarily consist of insuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities. Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity. In addition, the Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $36.5 million and secured lines of credit of $17.0 million. At September 30, 2008, $14.5 million was outstanding on these credit facilities. The Company’s liquidity ratio was 10.8% at September 30, 2008. Management considers this ratio to be adequate to meet known or anticipated liquidity needs.

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

The Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to provide reasonable assurance that we were able to record, process, summarize and report in a timely manner the information required to be disclosed in periodic reports we file under the Exchange Act.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In connection with the above evaluation, no change in our internal control over financial reporting was identified that occurred during the Company’s third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K/A for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing the Company. The recent disruptions in the credit markets and problems encountered in the financial services industry generally has increased the degree of the “Risks Related to our Business” discussed in our 10-K/A for 2007. Such increased risks includes risks related to raising additional capital, managing interest rate risk, attracting and retaining deposits, maintaining and increasing the Company’s net interest margin, dealing with enhanced regulation, collecting loans, and maintaining adequate liquidity. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On July 28, 2008, the Annual Meeting of Shareholders of the Company was held to consider and vote upon five issues: (i) election of three (3) directors, (ii) approval of the charter amendment, (iii) approval of the 2008 Omnibus Equity Plan, (iv) approval of the 2008 Employee Stock Purchase Plan and (v) ratification of the appointment of Elliott Davis & Company as independent accountants for 2008. Each of the items offered for consideration was approved. The shares were voted as follows:

	Proposal 1.	Election of Directors

	For	Withheld	Broker Non-Votes	Total
William H. Burton	3,036,976	26,403	—	3,063.379
H. Steve McManus	3,039,269	24,110	—	3,063,379
Bradley B. Schnyder	3,036,586	26,793	—	3,063,379

Proposal 2.	Proposal to Approve Charter Amendment

Votes For	Votes Against	Votes Abstain	Broker Non-Votes	Total
2,942,269	104,868	16,242	—	3,063,379

Proposal 3.	Proposal to 2008 Omnibus Equity Plan

Votes For	Votes Against	Votes Abstain	Broker Non-Votes	Total
1,799,619	102,289	35,558	1,125,913	3,063,379

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders (continued)

Proposal 4.	Proposal to Approve 2008 Employee Stock Purchase Plan

For	Against	Abstained	Broker Non-Votes	Total
1,873,258	38,845	26,063	1,125,213	3,063,379

Proposal 5	Ratification of Independent Accountants

For	Against	Abstained	Broker Non-Votes	Total
3,042,446	10,667	10,266	—	3,063,379

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

3.1	Registrant’s Articles of Incorporation, as amended

10.1	2008 Omnibus Equity Plan (incorporated by reference from Exhibits to Current Report on Form 8-K dated July 28, 2008)

10.2	2008 Employee Stock Purchase Plan (incorporated by reference from Exhibits to Current Report on Form 8-K dated July 28, 2008)

10.3	Form of Indemnification Agreement (incorporated by reference from Exhibits to Current Report on Form 8-K dated July 28, 2008)

10.4	Letter Loan Agreement - Line of Credit dated June 25, 2008, by and between 1st Financial Services Corporation and Branch Banking and Trust Company (incorporated by reference from Exhibits to Current Report on Form 8-K dated June 25, 2008)

10.5	Promissory Note dated June 25, 2008, by 1st Financial Services Corporation (incorporated by reference from Exhibits to Current Report on Form 8-K dated June 25, 2008)

10.6	Addendum to Promissory Note dated June 25, 2008, by 1st Financial Services Corporation (incorporated by reference from Exhibits to Current Report on Form 8-K dated June 25, 2008)

10.7	Pledge and Security Agreement dated June 25, 2008, by 1st Financial Services Corporation for the benefit of Branch Banking and Trust Company (incorporated by reference from Exhibits to Current Report on Form 8-K dated June 25, 2008)

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Financial Services Corporation

Date: November 7, 2008	By:	/s/ Gregory L. Gibson
Gregory L. Gibson
Chief Executive Officer

Date: November 7, 2008	By:	/s/ Roger A. Mobley
Roger A. Mobley
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Registrant’s Articles of Incorporation, as amended

10.1	2008 Omnibus Equity Plan (incorporated by reference from Exhibits to Current Report on Form 8-K dated July 28, 2008)

10.2	2008 Employee Stock Purchase Plan (incorporated by reference from Exhibits to Current Report on Form 8-K dated July 28, 2008)

10.3	Form of Indemnification Agreement (incorporated by reference from Exhibits to Current Report on Form 8-K dated July 28, 2008)

10.4	Letter Loan Agreement - Line of Credit dated June 25, 2008, by and between 1st Financial Services Corporation and Branch Banking and Trust Company (incorporated by reference from Exhibits to Current Report on Form 8-K dated June 25, 2008)

10.5	Promissory Note dated June 25, 2008, by 1st Financial Services Corporation (incorporated by reference from Exhibits to Current Report on Form 8-K dated June 25, 2008)

10.6	Addendum to Promissory Note dated June 25, 2008, by 1st Financial Services Corporation (incorporated by reference from Exhibits to Current Report on Form 8-K dated June 25, 2008)

10.7	Pledge and Security Agreement dated June 25, 2008, by 1st Financial Services Corporation for the benefit of Branch Banking and Trust Company (incorporated by reference from Exhibits to Current Report on Form 8-K dated June 25, 2008)

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32	Section 906 Certification