Form 10-K
period 2008-12-31
1st Financial Services CORP
filed 2009-03-27
CIK 1434743

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

1st FINANCIAL SERVICES CORPORATION

(Name of Registrant as specified in its charter)

North Carolina	000-53264	26-0207901
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

101 Jack Street

Hendersonville, North Carolina 28792

(Address of principal executive offices, including Zip Code)

(828) 697-3100

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:	None
Securities registered under Section 12(g) of the Act:	Common Stock, $5.00 par value per share
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008 was $33.5 million based on the closing sale price of the registrant’s common stock as reported on the OTC Bulletin Board.

On March 1, 2009, there were 4,997,027 outstanding shares of Registrant’s common stock.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement to be filed with the SEC in connection with its 2009 Annual Meeting are incorporated into Part III of this Report.

1ST FINANCIAL SERVICES CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

1ST FINANCIAL SERVICES CORPORATION

Selected Financial Information and Other Data

(dollars in thousands, except share, per share and nonfinancial data)

	At Or For The Years Ended December 31,
	2008	2007	$ Change	% Change
Operating Data:
Total interest income	$38,550	$40,740	$(2,190)	-5.38%
Total interest expense	17,905	19,675	(1,770)	-9.00%

Net interest income	20,645	21,065	(420)	-1.99%
Provision for loan losses	6,520	3,390	3,130	92.33%

Net interest income after provision for loan losses	14,125	17,675	(3,550)	-20.08%
Noninterest income	4,824	4,294	530	12.34%
Noninterest expense	18,512	16,211	2,301	14.19%

Income before income taxes	437	5,758	(5,321)	-92.41%
Income tax expense	98	2,218	(2,120)	-95.58%

Net income	339	3,540	(3,201)	-90.42%
Accretion of preferred stock	27	—	27	0.00%
Preferred dividends accrued	105	—	105	0.00%

Net income available to common stockholders	$207	$3,540	$(3,333)	-94.15%
Per Share Data (1):
Earnings (loss) per share — basic	$0.04	$0.71	$(0.67)	-94.37%
Earnings (loss) per share — diluted	$0.04	$0.66	$(0.62)	-93.94%
Book value	$9.44	$9.25	$0.19	2.05%
Weighted average shares outstanding
Basic	4,997,027	4,988,604
Diluted	5,234,295	5,381,687
Market price (closing)
High	$14.75	$25.80
Low	5.05	12.50
Close (at December 31)	6.50	14.00
Selected Balance Sheet Data:
Total assets	$707,136	$606,491	$100,645	16.59%
Loans, gross (including loans held for sale)	584,033	521,943	62,090	11.90%
Allowance for loan losses	9,013	7,571	1,442	19.05%
Deposits	591,014	529,105	61,909	11.70%
Federal funds purchased and securities sold under agreements to repurchase	1,372	9,458	(8,086)	-85.49%
Borrowings	48,000	15,000	33,000	220.00%
Stockholders’ equity	62,570	46,212	16,358	35.40%
Selected Average Balances:
Total assets	$663,591	$543,518	$120,073	20.09%
Loans, gross (including loans held for sale)	570,997	450,200	120,979	26.83%
Interest-earning assets	637,222	525,840	11,382	21.82%
Deposits	551,001	482,158	68,843	14.28%
Interest-bearing liabilities	550,952	440,245	110,707	25.15%
Stockholders’ equity	49,245	45,120	4,125	9.14%
Selected Performance Ratios:
Return on average assets	0.05%	0.65%
Return on average equity	0.69%	7.85%
Net interest spread	2.80%	3.28%
Net interest margin	3.24%	4.01%
Noninterest income to total revenue (1)	18.94%	16.93%
Noninterest income to average assets	0.71%	0.79%
Noninterest expense to average assets	2.74%	2.98%
Asset Quality Ratios:
Nonperforming loans to period-end loans (2)	1.86%	0.26%
Allowance for loan losses to period-end loans (2)	1.55%	1.46%
Allowance for loan losses to nonperforming loans	83.41%	564.16%
Nonperforming assets to total assets	1.82%	0.22%
Net charge-offs to average loans	0.89%	0.35%
Capital Ratios:
Total risk-based capital	12.67%	10.44%
Tier 1 risk-based capital	11.41%	9.18%
Leverage ratio	9.12%	7.85%
Equity to assets ratio	8.85%	7.62%
Other Data:
Number of banking offices	15	14
Number of full time equivalent employees	156	148

(1)	Total revenue consists of net interest income and noninterest income
(2)	Period-end loans excludes loans held for sale

PART I

ITEM 1.	Business

General

1st Financial Services Corporation (“1st Financial”), became the parent bank holding company for Mountain 1st Bank & Trust Company (the “Bank”) in May 2008. 1st Financial has no other assets or liabilities other than its investment in the Bank. 1st Financial’s business activity primarily consists of directing the activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. 1st Financial and the Bank are sometimes collectively referred to as the “Company” in this report. 1st Financial and the Bank are both headquartered at 101 Jack Street, Hendersonville, North Carolina 28792.

Mountain 1st Bank & Trust Company (the “Bank”) was incorporated under the laws of the state of North Carolina on April 30, 2004 and opened for business on May 14, 2004 as a North Carolina chartered commercial bank. The Bank is engaged in general commercial banking primarily in ten western North Carolina counties including Buncombe, Catawba, Cleveland, Haywood, Henderson, McDowell, Polk, Rutherford, Transylvania and Watauga. The Bank operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

As a North Carolina bank, the Bank is subject to examination and regulation by the FDIC and the North Carolina Commissioner of Banks. The Bank is further subject to certain regulations of the Federal Reserve governing reserve requirements to be maintained against deposits and other matters. The business and regulation of the Bank are also subject to legislative changes from time to time. See “Supervision and Regulation.”

The Bank’s primary market area is southwestern North Carolina. Its main office and Hendersonville South office are located in Hendersonville, North Carolina. The Bank also has full service branch offices in Arden, Asheville, Boone, Brevard, Columbus, Etowah, Forest City, Fletcher, Hickory, Marion, Lake Lure, Shelby and Waynesville, North Carolina. The Bank’s loans and deposits are primarily generated from within its local market areas.

During 2008, the Company experienced continued asset growth. At December 31, 2008, the Bank’s assets totaled $707.1 million representing an increase of $100.6 million or 16.6% as compared with year end 2007 assets of $606.5 million. Net income for the year ended December 31, 2008 totaled $339 thousand as compared with $3.5 million for 2007, representing a decrease of 90.4%. Diluted earnings per share totaled $0.04 for 2008 compared with $0.66 per diluted share for 2007 for a decrease of 93.9%. At December 31, 2008, the Bank’s gross loans totaled $584.0 million as compared with $521.9 million while deposits amounted to $591.0 million as compared with $529.1 million and stockholders’ equity increased to $62.6 million from $46.2 million. These totals represent increases of $62.1 million or 11.9%, $61.9 million or 11.7% and $16.4 million or 35.5%, respectively.

The Bank’s primary source of revenue is interest and fee income from its lending activities. These lending activities consist principally of originating commercial operating and working capital loans, residential mortgage loans, home equity lines of credit, other consumer loans and loans secured by commercial real estate. Current lending strategy targets a loan to asset ratio of 75% to 82%. It is management’s opinion that maintaining a loan to asset ratio in this range maximizes earnings potential while still providing adequate liquidity for the safe and sound operation of the Bank. At December 31, 2008, the Bank’s gross loan to asset ratio was 82.6%, slightly above this target range, principally as a result of the loans currently being warehoused for Live Oak Bank as discussed elsewhere herein. These loans are expected to be sold to Live Oak during the second half of 2009. Excluding these loans, the ratio of loans to assets would have been 77.1%. At December 31, 2008, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $7.6 million.

Interest and dividend income from investment activities generally provides the second largest source of income to the Bank after interest on loans. Management has chosen to introduce little credit risk into the Bank’s investment portfolio and as such it is comprised primarily of debt and mortgage backed securities issued by agencies of the United States and Government Sponsored Enterprises. As a result of this strategy, the Bank has been able to avoid deteriorating credit issues and associated losses sustained recently by many institutions that invested in non-government guaranteed securities. Management expects to continue this practice for the foreseeable future. Furthermore, management has chosen to maintain a relatively short duration with respect to the investment portfolio as a whole. While this strategy has resulted in a slight reduction in portfolio yield, it has reduced the market price volatility and consequently, mark to market charges against the Bank’s capital.

Deposits are the primary source of the Bank’s funds for lending and other investment purposes. The Bank attracts both short and long-term deposits from the general public by offering a variety of accounts and rates. In addition to noninterest bearing checking accounts, the Bank offers statement savings accounts, negotiable order of withdrawal (NOW), accounts money market demand accounts, fixed interest rate certificates with varying maturities and IRA deposit accounts. Beginning in the fourth quarter of 2007, a significant change occurred within the financial markets as a result of the sub-prime mortgage crisis with its ensuing adverse effect on liquidity within the market as a whole. The changes experienced within the financial markets with respect to liquidity created a critical funding challenge especially for larger banks. As a result, many of these larger institutions reverted to local and regionalized CD markets to fill their liquidity shortfalls. As a result, during late 2007 and continuing throughout 2008, these banks dramatically changed the pricing dynamics of many of the markets in which the Bank operates. Management has made a strategic decision to apply a disciplined pricing philosophy with respect to both loan and deposit pricing. Particularly relating to CD pricing during this period of market disruption, management has opted to begin to utilize lower cost wholesale sources of funds rather than pay the higher premiums on CDs which have been manifested as a result of actions taken by larger bank competitors. Management believes that CD pricing will revert to a more normalized level as liquidity returns to fixed income markets during 2009 and 2010. Accordingly, during the fourth quarter of 2008, the Bank initiated its first use of brokered certificates of deposit. At December 31, 2008, $38 million in brokered cds were outstanding. At December 31, 2008, $48 million in advances were outstanding with the Federal Home Loan Bank of Atlanta. Management expects to continue to utilize these and other wholesale sources of funding as long as the liquidity and pricing disruption in the Bank’s core CD markets persist.

Throughout most of its history, the Bank has operated in an environment of rising interest rates. However, beginning the last half of 2007, the Federal Reserve’s Federal Open Market Committee (FOMC) began to reduce short term interest rates in response to a weakening economy. Heretofore, management had structured the Bank’s balance sheet with a relatively short duration. Interest rate risk, while relatively neutral, has been maintained with a slightly asset sensitive bias since the Bank’s inception. Management considers this configuration to be favorable in most interest rate environments. The primary exception to this approach is a scenario in which short term interest rates are driven down dramatically and rapidly. Beginning in the third quarter of 2007 and continuing through 2008, the FOMC began the most dramatic reduction in short term interest rates experienced in the U.S. in decades. During this period, short term interest rates were reduced by 500 basis points. As a result of this extraordinary drop in short term interest rates and the asset sensitive structure of the Bank’s balance sheet, management expects the Bank’s earnings to be adversely impacted for at least the first half of 2009 until sufficient maturities occur in the Bank’s CD portfolio to allow for repricing at lower market rates.

Competition and Market Area

Commercial banking in North Carolina is highly competitive, due in large part to our state’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

Banking also is highly competitive in our market. North Carolina is home to several of the largest commercial banks in the United States all of which have branches located in our ten county banking market. We compete with numerous national, regional and community commercial banks in our markets as well as several savings institutions.

Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, quality of customer service, community reputation, continuity of personnel and services, and in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of our competitors have greater resources, broader geographic markets, more extensive branch networks, and higher lending limits than we do. They also may offer a broader menu of products and services and can better afford and make more effective use of media advertising, support services, and electronic technology than we can. In terms of assets, we are one of the smaller commercial banks in North Carolina, and we cannot assure you that we will be or continue to be an effective competitor in our banking market. However, we believe that community banks can compete successfully by providing personalized service and making timely, local decisions, and that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from customers who become dissatisfied as their financial institutions grow larger. We also believe that the continued growth of our banking market affords an opportunity to capture new deposits.

Substantially all of our customers are individuals and small and medium-sized businesses. We differentiate ourselves from our larger competitors with our focus on relationship banking, personalized service, direct customer contact, and our ability to make credit and other business decisions locally. We also depend on our reputation as a community bank in our banking market, our involvement in the communities we serve, the experience of our senior management team, and the quality of the members of our teams charged with the day to day operation of the Bank. We believe our focus allows us to be more responsive to our customers’ needs and more flexible in approving loans and customizing deposit products based on our personal knowledge of our customers.

The Bank’s primary market area is the southwestern mountain region of North Carolina. The economy of the area is generally considered stable and growing. The primary economic drivers of the area are tourism and a burgeoning retirement industry which has provided a significant stimulus to residential and resort development. Although this area has relatively few large manufacturing facilities, it has numerous small to mid-sized businesses, which are our primary business customers. These businesses include agricultural producers, artisans and specialty craft manufacturers, small industrial manufacturers, and a variety of service oriented industries. Although there are numerous financial institutions that have operations in our area, only four other community commercial banks are headquartered in any of these counties.

Services

Our banking operations are primarily retail oriented and directed toward small to medium-sized businesses and individuals located in our banking markets. We derive the majority of our deposits and loans from customers in our banking markets, but we also make loans and have deposit relationships with commercial and consumer customers in areas surrounding our immediate banking markets. We provide most traditional commercial and consumer banking services, but our principal activities are taking demand and time deposits and making commercial and consumer loans. Our primary source of revenue is the interest income we derive from our lending activities.

Lending Activities

General.    We provide a variety of commercial and consumer lending products to small to medium-sized businesses and individuals for various business and personal purposes, including term and installment loans, business and personal lines of credit, equity lines of credit and overdraft checking credit. For financial reporting purposes, our loan portfolio generally is divided into real estate loans, consumer installment loans, commercial and industrial loans (including agricultural production loans if any), and revolving consumer related plans. We currently make credit card services available to our customers through a correspondent relationship. Statistical information about our loan portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate Loans.    Our real estate loan classification includes all loans secured by real estate. Real estate loans include loans made to purchase, refinance, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial, agricultural and consumer purposes (which may or may not be related to our real estate collateral). On December 31, 2008, loans amounting to approximately 83.6% of our loan portfolio, excluding loans held for sale, were classified as real estate loans. This compares with 83.1% at December 31, 2007 and 80.8% at December 31, 2006. While we do originate long term fixed rate residential mortgages, we generally do not retain these loans in the Bank’s loan portfolio. Rather, these are sold on a flow basis to other lenders after closing and are reflected in the accompanying financial statements as “Loans held for sale”. This arrangement permits us to make long-term residential loans available to our customers and to generate fee income while avoiding the credit and interest rate risks associated with such loans in our loan portfolio. At December 31, 2008, the Bank had a total of $81.8 million in residential first mortgages in the loan portfolio amounting to approximately 14.1% of the total portfolio which compares with $72.4 million or 14.0% or the portfolio at December 31, 2007. These loans are predominantly variable rate or short maturity mortgages.

Commercial real estate and construction loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Repayment of commercial real estate loans may depend on the successful operation of income producing properties, a business, or a real estate project and therefore may, to a greater extent than in the case of other loans, be subject to the risk of adverse conditions in the economy generally or in the real estate market in particular.

Construction loans involve special risks because loan funds are advanced on the security of houses or other improvements that are under construction and are of uncertain value before construction is complete. For that reason, it is more difficult to evaluate accurately the total loan funds required to complete a project and the related loan-to-value ratios. To reduce these risks, we generally limit construction loan amounts to 85% of the cost of the projected “as built” appraised value of our collateral upon completion of construction. For larger projects, we include amounts for contingencies in our construction cost estimates. We also generally require a qualified permanent financing commitment from an outside lender unless we have agreed to convert the construction loan to permanent financing ourselves.

On December 31, 2008, our construction and acquisition and development loans (consumer and commercial) amounted to $165.0 million or approximately 28.5% of our loan portfolio, excluding loans held for sale. This compares with approximately 30.8% of the portfolio at December 31, 2007. Other commercial real estate loans totaled $193.0 million or approximately 33.3% of our loan portfolio at the end of 2008. This compares with 31.9% of the loan portfolio at December 31, 2007.

Real estate loans also include home equity lines of credit that generally are used for consumer purposes and usually are secured by junior liens on residential real property. Our commitment on each line is for a term of 15 years. During the terms of the lines of credit, borrowers may either pay accrued interest only (calculated at variable interest rates), with their outstanding principal balances becoming due in full at the maturity of the lines, or they may make monthly payments of principal and interest equal to 1.5% of their outstanding balances. On December 31, 2008, our home equity lines of credit accounted for approximately $31.9 million or 5.5% of our loan portfolio as compared with $24.4 million or 4.7% at December 31, 2007.

Many of our real estate loans, while secured by real estate, were made for purposes unrelated to the real estate collateral. This generally reflects our efforts to reduce credit risk by taking real estate as additional collateral, whenever possible, without regard to loan purpose. Substantially all of our real estate loans are secured by real property located in or near our banking markets. Our real estate loans may be made at fixed or variable interest rates, and they generally have maturities that do not exceed five years (with the exception of home equity lines of credit as discussed above) and provide for payments based on typical amortization schedules of 25 years or less. A real estate loan with a maturity of more than five years or that is based on an amortization schedule of more than five years generally will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period generally not exceeding five years.

Consumer Installment Loans.    Our consumer installment loans consist primarily of loans for various consumer purposes, as well as the outstanding balances of non-real estate secured consumer revolving credit accounts. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. On December 31, 2008, our consumer installment loans totaled $6.5 million or 1.1% of the loan portfolio as compared with $6.5 million or approximately 1.3% of our loan portfolio at the end of 2007. In addition to loans classified on our books as consumer installment loans, many of our loans included in the real estate loan classification are made for consumer purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules that generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 20 years but under terms that allow us to call the loan in full, or provide for a “balloon” payment, at the end of a period of generally no more than five years.

Consumer installment loans are considered to involve greater risks than other loans, particularly in the case of loans that are unsecured or secured by depreciating assets. When damage or depreciation reduces the value of our collateral below the unpaid balance of a defaulted loan, repossession may not result in repayment of the entire outstanding loan balance. The resulting deficiency may not warrant further substantial collection efforts against the borrower. In connection with consumer lending in general, the success of our loan collection efforts is highly dependent on the continuing financial stability of our borrowers, and our collection of consumer installment loans may be more likely to be adversely affected by a borrower’s job loss, illness, personal bankruptcy or other change in personal circumstances than is the case with other types of loans.

Commercial and Industrial Loans.    Our commercial and industrial loan classification includes loans to small to medium-sized businesses and individuals for working capital, equipment purchases and various other business and agricultural purposes. This classification excludes loans secured by real estate. These loans generally are secured by business assets, such as inventory, accounts receivable, equipment or similar assets, but they also may be made on an unsecured basis. On December 31, 2008, our commercial and industrial loans totaled $88.5 million and accounted for approximately 15.3% of the Bank’s loan portfolio. This compares with $80.9 million or approximately 15.6% of our loan portfolio at December 31, 2007. In addition to loans classified on our books as commercial and industrial loans, many of our loans included in the real estate loan classification are made for commercial or agricultural purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial and industrial loans may be made at variable or fixed rates of interest. However, any loan that has a maturity or amortization schedule of longer than five years normally will be made at an interest rate that varies with our prime lending rate and will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period generally not exceeding five years. Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow. As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

Loan Pricing.    Generally, we price our loans based on the level of risk identified in a particular loan transaction within market constraints and conditions and in conjunction with objectives established as a part of our asset/liability management function and annual budgeting process. On December 31, 2008, approximately 73.5% of the total dollar amount of our loans accrued interest at variable rates. This is slightly more than the total of approximately 64.5% at December 31, 2007. Management believes that maintenance of the portfolio at this or higher levels of floating rate loans provides for the best earnings performance under most economic environments.

Loan Administration and Underwriting.    We make loans based, to a great extent, on our assessment of borrowers’ income, cash flow, net worth, sources of repayment and character. The principal risk associated with each of the categories of our loans is the creditworthiness of our borrowers, and our loans may be viewed as involving a higher degree of credit risk than is the case with some other types of loans, such as long-term residential mortgage loans, in which greater emphasis is placed on collateral values. To manage this risk, we have adopted written loan policies and procedures, and our loan portfolio is administered under a defined process. That process includes guidelines and standards for loan underwriting and risk assessment, and procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration, and portfolio reviews to assess loss exposure and to test our compliance with our credit policies and procedures.

The loan underwriting standards we use include an evaluation of various factors, including a loan applicant’s income, cash flow, payment history on other debts, and ability to meet existing obligations and payments on the proposed loan. Although an applicant’s creditworthiness is a primary consideration in the loan approval process, our underwriting process for secured loans also includes an analysis of the value of the proposed collateral in relation to the proposed loan amount. We consider the value of collateral, the degree of certainty of that value, the marketability of the collateral in the event of foreclosure or repossession, and the likelihood of depreciation in the collateral value.

Our Board of Directors has approved levels of lending authority for lending and credit personnel based on our aggregate credit exposure to a borrower. A loan that satisfies the Bank’s loan policies and is within a lending officer’s assigned authority may be approved by that officer alone. Loans involving an aggregate exposure to a single relationship in excess of a lending officer’s authority must be approved by our President and/or our Chief Credit Officer. These individuals have independent authority up to a total credit exposure amount of $2.0 million, and joint authority up to a total credit exposure amount of $4.0 million. A loan involving an aggregate exposure to a single relationship over that threshold must be approved by the Loan Committee of our Board of Directors.

When a loan is made, our lending officer handling that loan assigns it a grade based on various underwriting and other criteria under our risk grading procedures. Generally, any proposed loan that grades below a threshold set by our Board of Directors must be reviewed by a Credit Administration Officer before it can be made, even if the loan amount is within the loan officer’s approval authority. The grades assigned to loans we make indicate the level of ongoing review and attention we will give to those loans to protect our position and reduce loss exposure.

After loans are made, they are reviewed by our Credit and Loan Administration personnel for adequacy of contract documentation, compliance with regulatory requirements, and documentation of compliance with our loan underwriting criteria. Also, we engage a third party consultant to perform detailed reviews of selected loans based on various criteria, including loan type, amount, collateral, and borrower identity, and the particular lending officer’s or branch’s lending history. These reviews typically include at least 10% of the loans made by each lending officer annually. The Bank’s policy requires that each loan relationship involving an aggregate exposure of more than $1.5 million be reviewed at least annually by a third party credit reviewer. Loan Administration personnel also periodically review various loans based on various criteria, and we retain the services of at least one third party credit risk consultant to annually review our problem loans, a random sampling of performing loans related to our larger aggregate credit exposures, and selected other loans.

During the life of each loan, its grade is reviewed and validated or modified to reflect changes in circumstances and risk. We generally place a loan on non-accruing status when it becomes 90 days past due or whenever we believe collection of interest and/or principal on that loan has become doubtful. We charge off loans when their collection has become doubtful and the loans no longer can be considered sound collectible assets (or, in the case of unsecured loans, when they become 90 days past due).

Our Chief Credit Officer is charged with monitoring the overall performance of our loan portfolio and the collection activities of our lending officers, and directly supervises collection actions that involve legal action or bankruptcies.

Allowance for Loan Losses.    Our Board of Directors reviews all impaired loans at least quarterly, and our management reviews asset quality trends at least monthly. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The adequacy of the allowance is assessed by our management and reviewed by our Board of Directors at least quarterly. On December 31, 2008, our allowance was $9.0 million and amounted to 1.55% of our total loans excluding loans held for sale. This compares with 1.46% at year end 2007. At December 31, 2008, the Bank had a total of $10.0 million of nonaccruing loans, $1.0 million of which was represented by a single credit secured by a first lien on commercial property with an appraised value of over $3 million. At that date, the Bank had $2.1 million in foreclosed or repossessed property and no loans past due 90 days or more. At December 31, 2007, the Bank had $1.3 million non-accruing loans, $1.0 million of which was represented by a single credit secured by a first lien on commercial property with an appraised value of over $3 million.

Deposit Activities

Our deposit services include business and individual checking accounts, NOW accounts, money market checking accounts, savings accounts and certificates of deposit. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. On December 31, 2008, our time deposits of $100,000 or more amounted to approximately $176.5 million or approximately 29.9% of our total deposits. The fourth quarter of 2008 marked our first use of wholesale deposits. At December 31, 2008, the Bank had $38.0 million in brokered certificates of deposit.

Statistical information about our deposit accounts is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investment Portfolio

On December 31, 2008, our investment portfolio totaled approximately $87.6 million, of which $86.8 million were classified as “available for sale”. Available for sale securities include mortgage-backed securities guaranteed by the Government National Mortgage Association (“GNMA”) or issued by the Federal National Mortgage Corporation (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) including collateralized mortgage obligations. Also included in the Bank’s available for sale investment portfolio are debt instruments issued by U.S. governmental agencies or by Government Sponsored Enterprises including FNMA, FHLMC and SBA. We analyze their performance at least quarterly. Our securities have various interest rate features, maturity dates and call options.

Statistical information about our investment portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

At December 31, 2008, the Bank had 156 full-time equivalent employees, including 145 full-time employees (including our executive officers) and 22 part-time employees. We are not a party to any collective bargaining agreement with our employees, and we consider our relations with our employees to be good.

Supervision and Regulation

Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and rules and regulations that affect or will affect us. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Supervision, regulation and examination of the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than our shareholders.

General.    We are a bank holding company registered with the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are subject to supervision and examination by, and the regulations and reporting requirements of, the FRB. Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in other activities the FRB determines are closely related and a proper incident to banking or managing or controlling banks.

The BHCA prohibits a bank holding company from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without the FRB’s prior approval. Additionally, the BHCA generally prohibits bank holding companies from engaging in a nonbanking activity, or acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company that engages in a nonbanking activity, unless that activity is determined by the FRB to be closely related and a proper incident to banking. In approving an application to engage in a nonbanking activity, the FRB must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The law imposes a number of obligations and restrictions on a bank holding company and its insured bank subsidiaries designed to minimize potential losses to depositors and the FDIC insurance funds. For example, if a bank holding company’s insured bank subsidiary becomes “undercapitalized,” the bank holding company is required to guarantee the bank’s compliance (subject to certain limits) with the terms of any capital restoration plan filed with its federal banking agency. A bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances in which, absent that policy, it might not do so. Under the BHCA, the FRB may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the FRB determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of a bank holding company.

The Bank is an insured, North Carolina chartered bank. Its deposits are insured under the FDIC’s Deposit Insurance Fund (“DIF”), and the Bank is subject to supervision and examination by, and the regulations and reporting requirements of the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). The FDIC and the Commissioner the Bank’s primary federal and state banking regulators. The Bank is not a member bank of the Federal Reserve System.

As an insured bank, the Bank is prohibited from engaging as principal in any activity that is not permitted for national banks unless (1) the FDIC determines that the activity or investment would not pose a significant risk to the DIF, and (2) the Bank is, and continues to be, in compliance with the capital standards that apply to it. The Bank also is prohibited from directly acquiring or retaining any equity investment of a type or in an amount that is not permitted for national banks.

The FDIC and the Commissioner regulate all areas of the Bank’s business, including its payment of dividends and other aspects of its operations. They examine the Bank regularly, and the Bank must furnish them with periodic reports containing detailed financial and other information about its affairs. The FDIC and the Commissioner have broad powers to enforce laws and regulations that apply to the Bank and to require it to correct conditions that affect its safety and soundness. These powers include issuing cease and desist orders, imposing civil penalties, removing officers and directors, and otherwise intervening in the Bank’s operations if they believe their examinations of the Bank, or the reports it files, indicate a need for them to exercise these powers.

The Bank’s business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and by the monetary and fiscal policies of the Federal Reserve Board. Although the Bank is not a member bank of the Federal Reserve System, the Federal Reserve Board’s actions and policy directives determine to a significant degree the cost and availability of funds it obtains from money market sources for lending and investing. These actions and policy directives also influence, directly and indirectly, the rates of interest the Bank pays on its time and savings deposits and the rates it charges on loans.

Capital Requirements for the Bank.    The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank that is not a member of the Federal Reserve, the Bank is also required to comply with the capital adequacy standards established by the FDIC. The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements.

Under the FDIC’s risk-based capital measure, the minimum ratio of a bank’s total capital (“Total Capital”) to its risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit) (“Total Capital Ratio”) is 8.0%. At least half of Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and various other intangible assets (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves.

Under the FDIC’s leverage capital measure, the minimum ratio of Tier 1 Capital to average assets (“Leverage Capital Ratio”), less goodwill and various other intangible assets, generally is 3.0% for banks that meet specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. However, during their first three years of operations, newly organized banks are expected to maintain Leverage Capital Ratios of at least 8.0%. The FDIC’s guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank’s “Tangible Leverage Ratio” (deducting all intangible assets) and other indicators of a bank’s capital strength also will be taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

The FDIC also considers a bank’s interest rate risk (arising when the interest rate sensitivity of a bank’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of its capital adequacy. The FDIC’s methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against their exposure to losses resulting from that risk. The regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s trading activities.

The Bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” rules described below, and it is not necessarily an accurate representation of its or 1st Financial’s overall financial condition or prospects for other purposes. A failure to meet the FDIC’s capital guidelines could subject the Bank to a variety of enforcement remedies, including the FDIC’s issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on our business. As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements. The Bank exceeded all applicable capital requirements to meet the regulatory classification of “well capitalized” as of December 31, 2008.

Prompt Corrective Action.    The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The FDIC is required to take various mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to banks in the three undercapitalized categories. The severity of supervisory action will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

Under the FDIC’s prompt corrective action rules, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10.0% or greater, (ii) a Tier I risk-based capital ratio of 6.0% or greater, (iii) a leverage ratio of 5.0% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8.0% or greater, (ii) a Tier I risk-based capital ratio of 4.0% or greater and (iii) a leverage ratio of 4.0% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

A bank that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC is given authority with respect to any “undercapitalized” bank to take any of the actions it is required to or may take with respect to a “significantly undercapitalized” bank if it determines that those actions are necessary to carry out the purpose of the law.

Limitations on Payment of Cash Dividends.    Under North Carolina law, we are authorized to pay dividends as declared by our Board of Directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis. However, although we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our shareholders is dividends we receive from the Bank. For that reason, our ability to pay dividends effectively is subject to the same limitations that apply to the Bank.

Under North Carolina law, commercial banks, such as the Bank, may pay dividends only from undivided profits. However, if our surplus is less than 50% of our paid-in capital stock, our directors may not declare any cash dividend until we have transferred from undivided profits to surplus 25% of our undivided profits or any lesser percentage necessary to raise our surplus to an amount equal to 50% of our paid-in capital. The Commissioner’s approval of the Bank’s organization during 2004 was conditioned on the requirement that, for a period of three years following the time it began banking operations, the Bank not pay any cash dividend without the Commissioner’s prior approval. This prohibition expired on April 30, 2007 and the Board of Directors announced the Bank’s first, and so far only, cash dividend in the fourth quarter of 2007.

In addition to these restrictions, other state and federal statutory and regulatory restrictions apply to our payment of cash dividends on our common stock. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including payment of a cash dividend, if it is “undercapitalized” (as that term is defined in the Federal Deposit Insurance Act), or would become undercapitalized after making the distribution. Also, the FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings, and, under the Federal Deposit Insurance Act, no dividend may be paid by an insured bank while it is in default on any assessment due the FDIC. If the FDIC believes that the Bank is engaged in, or are about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the Bank cease and desist from that practice. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which lead the FDIC to require (as further described below) that it maintain capital in excess of regulatory guidelines. In the future, the Bank’s and 1st Financial’s ability to declare and pay cash dividends will be subject to our Board of Directors’ evaluation of operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. We are subject to further limitations on cash dividends due to the United States Treasury’s purchase of our preferred stock. See “CPP Participation” below.

While we have paid one cash dividend, management expects the Company to maintain an above average growth rate for the foreseeable future. Therefore, management anticipates that any further cash dividends paid for the foreseeable future will be nominal and that the majority of the Company’s earnings will be retained to support expected growth. We cannot assure you that, in the future, we will have funds available to pay cash dividends or that, even if funds are available, we will pay dividends in any particular amounts or at any particular times, or that we will pay dividends at all.

Federal Deposit Insurance Reform.    On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”).

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorized the FDIC to revise the current risk-based assessment system, subject to notice and comments, and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half the amount of the excess.

On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“ESSA”), which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective upon the President’s signature. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

FDIC Temporary Liquidity Guarantee Program.    Pursuant to the EESA, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2009. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. 1st Financial chose not to participate (opt-out) of debt guarantee program component of the TGLP, but elected to participate in the deposit guarantee program

FDIC Insurance Assessments.    Under the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), the FDIC uses a revised risk-based assessment system to determine the amount of our deposit insurance assessment based on the evaluation of the probability that the DIF will incur a loss with respect to the Bank. That evaluation takes into consideration risks attributable to different categories and concentrations of our assets and liabilities and any other factors the FDIC considers to be relevant, including information obtained from the Commissioner. A higher assessment rate results in an increase in the assessments we pay the FDIC for deposit insurance.

Under the Federal Deposit Insurance Act, the FDIC may terminate our deposit insurance if it finds that we have engaged in unsafe and unsound practices, are in an unsafe or unsound condition to continue operation, or have violated applicable laws, regulations, rules, or orders.

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount we pay for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund at any time to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the DIF.

On February 27, 2009, the FDIC approved an interim rule to raise deposit premiums for Risk Category I banks to 12-16 basis points. The Agency will also impose a 20 basis point special emergency assessment, payable September 30, 2009. With the increased base rates and special assessments, management anticipates paying premiums in excess of $2 million for the year ending December 31, 2009.

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment systems, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009. On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.

For the year ended December 31, 2008, we paid approximately $395 thousand in deposit insurance premiums. As a result of the special assessment and increases in regular assessments, the Company projects it will experience an increase in FDIC assessment expense by approximately $1.8 million from 2008 to 2009 if the special assessment is 20 basis points, and approximately $1.0 million if the special assessment is 10 basis points.

All FDIC rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

Community Reinvestment.    Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take those records into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. In its most recent CRA examination, the Bank received a “satisfactory” rating.

Federal Securities Law.    1st Financial’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, and 1st Financial files reports under the Exchange Act with the SEC. As a result of this registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act apply to the 1st Financial.

Transactions with Affiliates.    Although the Bank is not a member of the Federal Reserve System, it is subject to the provisions of Sections 23A and 23B of the Federal Reserve Act. Section 23A places limits on the amount of:

•	A bank’s loans or extensions of credit to, or investment in its affiliates;

•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	The amount of loans or extensions of credit by a bank to third parties which are collateralized by the securities or obligations of the bank’s affiliates; and

•	A bank’s guarantee, acceptance, or letter of credit issued on behalf of one of its affiliates.

Transactions of the type described above are limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of these transactions also must meet specified collateral requirements. The Bank also must comply with other provisions designed to avoid purchasing low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits a bank from engaging in these affiliate transactions unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Federal law also places restrictions on the Bank’s ability to extend credit to executive officers, directors, principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Loans to One Borrower.    The Bank is subject to the Commissioner’s loans to one borrower limits, which are substantially the same as those applicable to national banks. Under these limits, no loans or extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

Reserve Requirements.    Under Federal Reserve Board regulations, the Bank must maintain average daily reserves against its transaction accounts. We are not required to maintain reserves on the first $10.3 million of transaction accounts, but must maintain reserves equal to 3.0% on the aggregate balances of those accounts between $10.3 million and $44.4 million, and reserves equal to 10.0% on aggregate balances in excess of $44.4 million. The Federal Reserve Board may adjust these percentages. Because our reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank or a correspondent bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets. During 2007, the Bank adopted an internal deposit reclassification system (approved by the Federal Reserve Board of Governors under Regulation D) whereby significant portions of interest bearing and noninterest bearing transaction accounts are transferred to a non-reservable savings account status. As a result, all required reserves at December 31, 2008 and December 31, 2007 were met by the Bank’s vault cash.

Interstate Banking and Branching.    The Bank Holding Company Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Law”), generally permits adequately capitalized and managed bank holding companies to acquire control of the assets of other banks, including branches, in any state. Acquisitions are subject to antitrust provisions that cap at 10.0% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30.0% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30.0% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

Subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing such transactions prior to June 1, 1997, or it could “opt out” and thereby prohibit interstate branching by enacting legislation to that effect prior to that date. The Interstate Banking law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to certain conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

Gramm-Leach-Bliley Act.    The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act permits bank holding companies to become “financial holding companies” and, in general (1) expands opportunities to affiliate with securities firms and insurance companies; (2) overrides certain state laws that would prohibit certain banking and insurance affiliations; (3) expands the activities in which banks and bank holding companies may participate; (4) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also presents us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions.

USA Patriot Act of 2001.    The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in the United States on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Act’s impact on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency requirements and imposes various other regulatory requirements, including standards for verifying customer identification at account opening and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002, which became effective during 2002, is sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandated corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of the Sarbanes-Oxley Act on public companies, including us, have been and will continue to be significant in terms of the time, resources and costs associated with compliance. Because the Act, for the most part, applies equally to larger and smaller public companies, we will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our markets.

Emergency Economic Stabilization Act of 2008 (ESSA).    In response to recent extraordinary market turmoil, the Emergency Economic Stabilization Act (“EESA”) was enacted in October, 2008. EESA authorizes the Secretary of the Treasury to purchase or guarantee up to $700 billion in troubled assets from financial institutions under the Troubled Assets Relief Program (“TARP”). Pursuant to authority granted under EESA, the Secretary has created the TARP Capital Purchase Program (“CPP”) under which the Treasury Department will invest up to $250 billion in senior preferred stock of healthy U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

Institutions participating in the TARP or CPP are required to issue warrants for common or preferred stock or senior debt to the Secretary. If an institution participates in the CPP or if the Secretary acquires a meaningful equity or debt position in the institution as a result of TARP participation, the institution is required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions or participate in the CPP will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the TARP (including the CPP) were enacted as part of the ARRA, described below.

CPP Participation.    On November 14, 2008, 1st Financial entered into a Letter Agreement (the “Purchase Agreement”) with the Treasury Department under the CPP, pursuant to which 1st Financial agreed to issue 16,369 shares of 1st Financial’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”), having a liquidation amount per share equal to $1 thousand, for a total price of $16,369,000. The Preferred Stock is to pay cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Under the Purchase Agreement, 1st Financial may not redeem the Preferred Stock during the first three years except with the proceeds from a “qualified equity offering” (as defined in 1st Financial’s amended articles of incorporation adopted pursuant to the Purchase Agreement). However, under the ARRA, described below, it appears that 1st Financial may redeem the Preferred Stock at any time, without a “qualified equity offering”, provided it obtains the approval of its primary federal regulator. After three years, 1st Financial may, at its option, redeem the Preferred Stock at par value plus accrued and unpaid dividends. The Preferred Stock is generally non-voting, but does have the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The holder(s) of Preferred Stock also have the right to elect two directors if dividends have not been paid for six periods.

As part of its purchase of the Series A Preferred Stock, the Treasury Department received a warrant (the “Warrant”) to purchase 276,815 shares of 1st Financial’s common stock at an initial per share exercise price of $8.87. The Warrant provides for the adjustment of the exercise price and the number of shares of 1st Financial’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of 1st Financial’s common stock, and upon certain issuances of 1st Financial’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, 1st Financial receives aggregate gross cash proceeds of not less than $16,369,000 from “qualified equity offerings” announced after November 14, 2008, the number of shares of common stock issuable pursuant to the Treasury Department’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Under the ARRA, the Warrant would be liquidated upon the redemption by 1st Financial of the Preferred Stock. Pursuant to the Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Both the Series A Preferred Stock and the Warrant will be accounted for as components of Tier 1 capital.

Prior to November 14, 2011, unless 1st Financial has redeemed the Preferred Stock or the Treasury Department has transferred the Preferred Stock to a third party, the consent of the Treasury Department will be required for 1st Financial to (1) declare or pay any dividend or make any distribution on its common stock (other than dividends not exceeding $0.10 per share of common stock per fiscal year) or (2) redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

American Recovery and Reinvestment Act of 2009 (ARRA).    The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future CPP participants, including 1st Financial, until the institution has redeemed the Preferred Stock. ARRA also provides that CPP participants may redeem preferred stock purchased by the Treasury without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA (described below) are more stringent than those currently in effect under the CPP, but it is yet unclear how these executive compensation standards will relate to the similar standards recently announced by the Treasury Department, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury Department.

The ARRA amends Section 111 of the EESA to require the Secretary to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients (including 1st Financial). The standards required to be established by the Secretary include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next 5 most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TARP CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the Secretary having authority to negotiate for reimbursement, and (4) a review by the Secretary of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act.

The ARRA also sets forth additional corporate governance obligations for TARP recipients, including requirements for the Secretary to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance. The Secretary is required to promulgate regulations to implement the executive compensation and certain corporate governance provisions detailed in the ARRA.

Available Information.    Our Internet website address is www.mountain1st.com. Electronic versions of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available on our website. We will provide electronic or paper copies of those filings free of charge upon request. Requests for copies should be directed by mail to Roger A. Mobley, Chief Financial Officer at 101 Jack Street, Hendersonville, North Carolina 28792, or by telephone at (828) 697-3100.

Other.    The federal banking agencies, including the FDIC, have developed joint regulations requiring annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators. Such regulations also establish requirements for operational and managerial standards, asset quality, earnings and stock valuation standards for insured depository institutions as well as compensation standards when such compensation would endanger the insured depository institution or would constitute an unsafe practice.

In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

ITEM 1A.	Risk Factors

An investment in our securities is subject to certain risks. You should carefully review the following risk factors and other information contained in this report and the documents incorporated by reference before deciding whether an investment in our securities is suited to your particular circumstances. Other risks and uncertainties not presently known to us or that we currently deem immaterial or unlikely also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the value of our securities could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ materially from those discussed in these forward-looking statements.

Risks Related to Our Business

•	Difficult market conditions and economic trends have adversely affected our industry and our business.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively affected the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of other real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively affected the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy caused a decrease in lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer loan delinquencies, lack of consumer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to capital and to deposits or borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected most businesses and the prices of securities in general, and financial institutions in particular, and it will continue to adversely affect our business, financial condition, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. As a result of these factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher Federal Deposit Insurance Corporation (“FDIC”) premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

•	Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the United States Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under the Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, the Treasury is purchasing equity securities from participating institutions. The warrant offered by this prospectus, together with our Series A Preferred Stock, was issued by us to Treasury pursuant to the TARP Capital Purchase Program. EESA also temporarily increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase will remain in effect until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

In February, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted containing additional provisions designed to support the national economy and aid in economic recovery.

The provisions of EESA and ARRA are in addition to numerous other actions by the Federal Reserve, Treasury, the FDIC, the SEC and others to address the current decline in the national economy and liquidity and credit crisis that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. However, there is no assurance that EESA, ARRA and the other regulatory initiatives described above will be fully effective or have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

•	Current levels of market volatility are unprecedented.

The capital and credit markets have experienced volatility and disruption for more than a year. More recently, the volatility and disruption has increased, and the markets have produced downward pressure on stock prices and credit availability for many issuers without regard to their underlying financial strength, especially in the case of financial institutions. The general market prices of financial services companies stock, including ours, are at their lowest levels in recent history. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

•	Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan carries a degree of risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flows of the borrower and/or the business activity being financed;

•	in the case of a collateralized loan, changes in and uncertainties regarding future values of collateral;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We use underwriting procedures and criteria that we believe minimize the risk of loan delinquencies and losses, but banks routinely incur losses in their loan portfolios. However, regardless of the underwriting criteria we use, we will experience loan losses from time to time in the ordinary course of our business, and some of those losses will result from factors beyond our control. These factors include, among other things, changes in market, economic, business or personal conditions, or other events (including changes in market interest rates), that affect our borrowers’ abilities to repay their loans and the value of properties that collateralize loans. Recent difficulties in the national economy and housing market, declining real estate values, rising unemployment, and loss of consumer confidence, have resulted and will continue to result in increasing loan delinquencies and loan losses for all financial institutions.

We maintain an allowance for loan losses based on our current judgments about the credit quality of our loan portfolio. The amount of our allowance is determined by our management through a periodic review and consideration of internal and external factors that affect loan collectibility, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;

•	evaluation of non-performing loans;

•	historical default and loss experience;

•	historical recovery experience;

•	existing economic conditions;

•	risk characteristics of various classifications of loans; and

•	the amount and quality of collateral, including guarantees, securing the loans.

On December 31, 2008, our allowance totaled 1.54% of our total loans and 1.55% of loans excluding sold mortgage loans which had not yet been delivered. At December 31, 2008, the Bank had $10.8 million of nonperforming loans, $10.0 million of which were on non-accruing status and one restructured loan totaling $798 thousand. It should be noted that our allowance is somewhat higher than more mature peer institutions as our loan portfolio, due to the rapid growth of the Bank, is somewhat unseasoned. This factor, in and of itself, is considered to increase our loan portfolio’s risk profile.

However, if delinquency levels increase or we incur higher than expected loan losses in the future, there is no assurance that our allowance will be adequate to cover resulting losses.

•	A large percentage of our loans are secured by real estate. Adverse conditions in the real estate market in our banking markets might adversely affect on our loan portfolio.

While we do not have a sub-prime lending program, a relatively large percentage of our loans are secured by real estate. Our management believes that, in the case of many of those loans, the real estate collateral is not being relied upon as the primary source of repayment, and the level of our real estate loans reflects, at least in part, our policy to take real estate whenever possible as primary or additional collateral rather than other types of collateral. However, adverse conditions in the real estate market and the economy in general have decreased real estate values in our banking markets. If the value of our collateral for a loan falls below the outstanding balance of that loan, our ability to collect the balance of the loan by selling the underlying real estate in the event of a default will be diminished, and we would be more likely to suffer a loss on the loan. An increase in our loan losses could have a material adverse effect on our operating results and financial condition.

The FDIC recently adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (“CRE”). At December 31, 2008, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. Indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors. It is possible that regulatory constraints associated with these rules could adversely affect our ability to grow loan assets and thereby limit our overall growth and expansion plans. These rules also could increase the costs of monitoring and managing this component of our loan portfolio. Either of these eventualities could have an adverse impact on our operating results and financial condition.

•

Our business strategy includes the continuation of our growth plans, and our financial condition and operating results could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue to grow in our existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. We have opened fifteen de novo branch offices since May 2004. We expect to continue with de novo branching during 2009 and beyond so long as we can continue to identify and successfully recruit qualified bankers to manage such offices.

Our business prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by banking companies that are experiencing rapid growth. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets, or that expansion will not adversely affect our operating results. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or operating results, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated, or declines, our operating results could be materially affected in an adverse way.

Our ability to successfully grow will depend on a variety of factors, including continued availability of desirable business opportunities and the competitive response from other financial institutions. Due to personnel and fixed asset costs of de novo branching, any new branch offices we establish may operate at a loss until we can establish a sufficient base of business to operate profitably. Also, in establishing a new office in a new market, we likely would be faced with competitors with greater knowledge of that local market. Although we believe we have management resources and internal systems in place to successfully manage our future growth, we will need to hire and rely on well-trained local managers who have local affiliations and to whom we may need to give significant autonomy. We cannot assure you that any de novo or other branch office we establish or acquire will not, for some period of time, operate at a loss and have an adverse effect on our earnings, that we will be able to hire managers who can successfully operate any new branch offices, or that we will become an effective competitor in any new banking market.

•	Our business depends on the condition of the local and regional economies where we operate.

We currently have offices only in western North Carolina. Consistent with our community banking philosophy, our customer base is located in that region, and we lend a substantial portion of our capital and deposits to commercial and consumer borrowers in our local banking markets. Therefore, our local and regional economy has a direct impact on our ability to generate deposits to support loan growth, the demand for loans, the ability of borrowers to repay loans, the value of collateral securing our loans (particularly loans secured by real estate), and our ability to collect, liquidate and restructure possible problem loans. The local economies of the communities in our banking markets are relatively dependent on the tourism industry and the retirement and second home real estate market. The economies of our banking markets have been adversely affected by a general economic downturn and this downturn has affected the tourism industry and real estate values in our communities, which has adversely affected our operating results. Further deterioration of economic conditions in our banking markets could further reduce our growth rate, adversely affect the ability of our customers to repay their loans to us, and generally affect our financial condition and operating results. We are less able than larger institutions to spread risks of unfavorable local economic conditions across a large number of diversified economies. And, we cannot assure you that we will benefit from any market growth or favorable economic conditions in our banking markets even if they do occur.

Adverse market and economic conditions in North Carolina, particularly in the real estate, agricultural or tourism industries, disproportionately increase the risk our borrowers will be unable to make their loan payments and the risk that the market value of real estate securing our loans will not be sufficient collateral. On December 31, 2008, approximately 83.6% of the total dollar amount of our loan portfolio was secured by liens on real estate, with approximately 5.5% of our portfolio representing home equity lines of credit. Our management believes that, in the case of many of those loans, the real estate collateral is not being relied upon as the primary source of repayment, and those relatively high percentages reflect, at least in part, our policy to take real estate whenever possible as primary or additional collateral. However, any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in North Carolina could adversely affect the value of our assets, revenues, operating results and financial condition.

•	Future expansion involves risks.

Our business model is primarily based on growth through de novo branching, however, we have been presented the opportunity to merge with another financial institution. We currently have a definitive agreement in place with AB&T Financial Corporation (AB&T), the parent company of Alliance Bank & Trust Company. Under the terms of the agreement each common share of AB&T will be converted into 1.175 shares of 1st Financial common stock. Preferred stock will be converted on a 1 to 1 ratio. We believe AB&T’s operations nicely complement our existing franchise and that the merger would allow us to enter into new markets that are contiguous to our own. In addition, the transaction provides additional capital that will enable us to continue to grow the Bank’s assets. We currently have no additional agreements, understandings or definite plans for any merger or acquisition, but we will evaluate opportunities to establish or acquire branches that complement or expand our business as they arise. We are aware that such transactions involve a totally different risk profile as compared to risks associated with growth through de novo branching. These risks include these possibilities:

•	we may incur substantial costs in identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets, hiring experienced local managers, and opening new offices;

•	our estimates and judgments used to evaluate credit, operations, management and market risks relating to target institutions may not be accurate;

•	there may be substantial lag-time between completing an acquisition or opening a new office and generating sufficient assets and deposits to support costs of the expansion;

•	we may not be able to finance an acquisition, or the financing we obtain may have an adverse effect on our operating results or dilution to our existing stockholders;

•	negotiating a transaction and integrating the operations and personnel of the combining businesses may unduly divert our management’s attention from our existing business;

•	we may enter new markets where we lack local experience;

•	we may introduce new products and services we are not equipped to manage;

•	we may incur goodwill in connection with an acquisition, or the goodwill we incur may become impaired, which results in adverse short-term effects on our operating results; or

•	we may lose key employees and customers.

We cannot assure you that we will have opportunities to acquire or establish any new branches, or that we will be able to negotiate, finance or complete any acquisitions that may become available to us. We may incur substantial costs in expanding, and we cannot assure you that any expansion will benefit us, or that we will be able to successfully integrate any banking offices that we acquire into our operations or retain the deposit and loan customers of those offices. Additionally, we may experience disruption and incur unexpected expenses in any branch acquisitions we complete, which may have a material adverse effect on our business, operating results or financial condition. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock, in connection with acquisitions, which could cause ownership and economic dilution to you.

•	The Treasury Department’s Investment in 1st Financial imposes restrictions and obligations limiting 1st Financial’s ability to access equity markets, repurchase common stock, or increase dividends.

In November 2008, 1st Financial issued preferred stock and a warrant to purchase common stock to the Treasury Department under the Capital Purchase Program. Prior to November 14, 2011, unless 1st Financial has redeemed all of the preferred stock, or the Treasury Department has transferred all of the preferred stock to a third party, the consent of the Treasury Department will be required for 1st Financial to, among other things, increase common stock cash dividends or to effect repurchases of common stock (with certain exceptions, including the repurchase of 1st Financial common stock to offset share dilution from equity-based employee compensation awards).

•	Building market share through our de novo branching strategy could cause our expenses to increase faster than revenues.

We intend to continue to build market share in western North Carolina through our de novo branching strategy, and we have identified several sites for possible future de novo branches. There are considerable costs involved in opening branches, and industry averages indicate that new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year. Therefore, any new branches we open can be expected to negatively affect our operating results until those branches reach a size at which they become profitable. Our expenses also could be increased if there are delays in opening any new branches. Finally, we cannot assure you that any new branches we open will be successful, even after they have become established.

•	Our increasing volume of loans makes loan quality more difficult to control. Increased loan losses could affect the value of our common stock.

While growth in earning assets is desirable in a community bank, it can have adverse consequences if it is not well managed. For example, rapid increases in our loans could cause future loan losses if we cannot properly underwrite increasing volumes of loans as they are made and adequately monitor a larger loan portfolio to detect and deal with loan problems as they occur. Our business strategy calls for us to continue to grow in our existing banking markets (internally and through additional offices) and expand into new markets as appropriate opportunities arise. Because collection problems with some loans often do not arise until those loans have been in existence for some period of time, we cannot assure you that we will not have future problems collecting loans that now are performing according to their terms.

•

Higher loan to value ratios on a portion of the Bank’s loan portfolio may increase loan portfolio risk and could adversely impact loan portfolio performance and the profitability and the value of our common stock.

During the Bank’s initial start-up phase during 2004 and 2005, management’s business plan was predicated upon reaching critical mass as quickly as possible so as to achieve break-even and minimize operating losses and the associated reduction in the Bank’s equity. Therefore, management elected to make a number of exceptions to existing policies with regard to maximum loan to value (“LTV”) ratios of assets used to collateralize some select, high quality credits. At December 31, 2005, these types of loans totaled $64.2 million representing 148.6% of the Bank’s total risk-based capital. During 2006, management determined that a reduction in the amount of loans with LTV exceptions was warranted to aid in mitigating the real estate concentration risk discussed in the preceding section. Therefore, by the end of 2006, loans with LTVs that exceeded regulatory guidelines had been reduced to 88% of risk-based capital. This was further reduced during 2007 and at December 31, 2007 and 2008 LTV exceptions totaled only 55% and 60% of risk-based capital, respectively. Even though this risk has been dramatically reduced with the substantial reduction in LTV exceptions, remaining loans with elevated LTV ratios could present future additional collection risk which could adversely affect earnings and the financial performance of the Bank, especially in light of the general downturn, discussed above, in the real estate markets.

•	Our recent results may not be indicative of our future results.

Mountain 1st has experienced exceptional growth since its inception. However, it should be noted that we may not be able to sustain our historical rate of growth or even grow our business at all. Also, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the near future, we will most likely not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, a generally strong residential mortgage market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations, and competition also may impede or restrict our ability to expand our market presence. If we experience a significant decrease in our recent rate of growth, our operating results and financial condition may be adversely affected because a significant percentage of our operating costs are fixed expenses.

•	We may need to raise additional capital in the future in order to continue to grow, but that capital may not be available when it is needed.

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. On December 31, 2008, our three capital ratios were above “well capitalized” levels under bank regulatory guidelines. A number of financial institutions have recently raised considerable amounts of capital in response to a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. However, growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. Also, future unexpected losses, whether resulting from loan losses or other causes, would reduce our capital. However, our business strategy calls for us to continue to grow in our existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. If our capital ratios fall below “well capitalized” levels, our FDIC deposit insurance assessment rate would increase until we restored and maintained our capital at a “well capitalized” level. A higher assessment rate would cause an increase in the assessments we pay the FDIC for deposit insurance, which would adversely affect our operating results.

If we are able to effectively execute our business plan, in the future we will need to increase our capital to fund additional growth or satisfy regulatory requirements. Based on management’s current projections, we expect to need additional capital sometime in the second half of 2009 or the first half of 2010. Our ability to raise that additional capital will depend on conditions at that time in the capital markets that are outside our control, and on our financial performance. We cannot assure you that we will be able to raise additional capital on terms favorable to us or at all. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired.

Should we need, or be required by regulatory authorities, to raise additional capital, we may seek to do so through the issuance of, among other things, common stock, preferred stock, or trust preferred securities. However, our ability to raise that additional capital will depend on conditions at that time in the capital markets, economic conditions, our financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, we will be able to raise additional capital on terms favorable to us or at all. Any future inability to raise additional capital, on terms acceptable to us, may have a material adverse effect on our ability to expand our operations, and on our financial condition, results of operations and future prospects.

•	If we are unable to redeem our Series A Preferred Stock after five years, the cost of this capital to us will increase substantially.

If we are unable to redeem the Series A Preferred Stock we have sold to Treasury prior to November 14, 2013, the cost of this capital to us will increase from 5.0% per annum (approximately $846,950 annually) to 9.0% per annum (approximately $1,524,510 annually). (See “Description of Capital Stock - Series A Preferred Stock.”) Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity and on our net income available to holders of our common stock.

•	Our profitability is subject to interest rate risk. Changes in interest rates could have an adverse effect on our operating results.

Changes in interest rates can have different effects on various aspects of our business, particularly our net interest income. Our profitability depends, to a large extent, on our net interest income, which is the difference between our income on interest-earning assets and our expense on interest-bearing deposits and other liabilities. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Interest rate risk arises in part from the mismatch (i.e., the interest sensitivity “gap”) between the dollar amounts of repricing or maturing interest-earning assets and interest-bearing liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. When more interest-earning assets than interest-bearing liabilities will reprice or mature over a given time period, a bank is considered asset-sensitive and has a positive gap. When more liabilities than assets will reprice or mature over a given time period, a bank is considered liability-sensitive and has a negative gap. A liability-sensitive position (i.e., a negative gap) may generally enhance net interest income in a falling interest rate environment and reduce net interest income in a rising interest rate environment. An asset-sensitive position (i.e., a positive gap) may generally enhance net interest income in a rising interest rate environment and reduce net interest income in a falling interest rate environment. Our ability to manage our gap position determines to a great extent our ability to operate profitably. However, fluctuations in interest rates are not predictable or controllable, and we cannot assure you we will be able to manage our gap position in a manner that will allow us to remain profitable.

Since opening the Bank in mid-2004 through the second half of 2006, short term interest rates continually rose. From the second half of 2006 through the second quarter of 2007 short term interest rates were static. However, during the third quarter of 2007, the Federal Reserve’s Federal Open Market Committee (FOMC) began to reduce short term interest rates in response to a weakening economy. Heretofore, management has structured the Bank’s balance sheet with a relatively short duration. Interest rate risk, while relatively neutral, has been maintained with a slightly asset sensitive bias since the Bank’s inception. Management considers this configuration to be favorable in most interest rate environments. The primary exception to this is a scenario in which short term interest rates are driven down dramatically and rapidly. Over the course of four months in late 2007 and through 2008, the FOMC has driven down short term interest rates by 500 basis points. This represents the most dramatic reduction in interest rates in decades. As a result, management expects the Bank’s earnings to be reduced during the first half of 2009 until the Bank’s CD portfolio matures and can be repriced downward toward current market rates.

On December 31, 2008, the Bank remained in a slightly asset sensitive position. This reflects the construct of the Bank’s balance sheet whereby our interest-earning assets generally would be expected to reprice at a faster rate than our interest-bearing liabilities. Therefore, a rising rate environment would generally be expected to have a positive effect on our earnings, while a falling rate environment generally would be expected to have a negative effect on our earnings. In our interest rate gap analysis, money market deposit accounts are considered rate sensitive and are placed in the shortest duration period, while negotiable order of withdrawal or other transaction accounts and regular savings accounts are assumed to be more stable sources that are less price sensitive and are placed in the five year duration interval. Our management’s historical experience has shown that changes in market interest rates have a lesser effect on these type deposits within a given time period and, for that reason, those liabilities could be considered much less rate sensitive.

If our historical experience with the relative insensitivity of these deposits to changes in market interest rates does not continue in the future and we experience more rapid repricing of interest-bearing liabilities than interest-earning assets in the near term rising interest rate environment, our net interest margin and net income may continue to decline.

•

Our reliance on time deposits, including out-of-market certificates of deposit, as a source of funds for loans and our other liquidity needs could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Through 2007 we had been able to fund our growth and liquidity needs predominantly through deposit gathering activities in our own markets. However, as a result of the “sub-prime mortgage crisis” and “credit crunch”, a disruption in funding for some of the larger financial institutions occurred in the fourth quarter of 2007. This resulted in some of these institutions becoming more aggressive in pricing time deposits as they began using CDs to bridge liquidity shortfalls. As a result, the cost of locally generated CDs increased disproportionately during the fourth quarter of 2007. Management elected to begin utilizing lower cost wholesale funding rather than pay unusually high premiums on CDs resulting from this market disruption. At December 31, 2007, the Bank had outstanding borrowings with the Federal Home Loan Bank of Atlanta in the amount of $15 million. The sub-prime induced financial crisis continued to impact local and national markets through 2008 with multiple financial institutions failing in the last half of the year. This financial meltdown in essence froze the credit markets and increased the larger financial institutions dependence on CDs as a source of funding. As a result, the cost of locally generated CDs continued to increase disproportionately. In addition to our use of the FHLB as a funding source we began our first use of brokered CDs during the fourth quarter of 2008 to off-set the high cost of local market CDs. At December 31,

2008 the Bank had approximately $48.0 million in FHLB advances and $38.0 million brokered CDs outstanding. Management expects to continue to use and expand these wholesale funding sources for the foreseeable future and until CD pricing begins to normalize. Accordingly, we intend to rely on these other funding sources to meet a portion of our loan, liquidity and overall growth requirements for some period of time. These sources may include brokered certificates of deposit, Internet certificates of deposit, Federal Home Loan Bank borrowings, discount window borrowings or other such wholesale sources. These sources may not be as stable as local deposits upon which we have relied to date and we may have to pay a higher rate of interest to keep them or to replace such sources. Not being able to acquire those funding sources or to keep them as they mature would adversely affect our liquidity. Paying higher deposit rates to attract, keep or replace those funds could have a negative effect on our interest margin and operating results, impair our ability to fund our operations, and jeopardize our financial condition.

Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

•	Competition from financial institutions and other financial service providers may adversely affect our profitability.

Commercial banking in our banking markets and in North Carolina as a whole is extremely competitive. In addition to community, super-regional, national and international commercial banks, we compete against credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds. We compete with these institutions in attracting deposits and in making loans, and we have to attract our customer base from other existing financial institutions and from new residents. Our larger competitors have greater resources, broader geographic markets and higher lending limits than we do, and they may be able to offer more products and services and better afford and more effectively use media advertising, support services and electronic technology than we can. While we believe we compete effectively with other financial institutions, we may face a competitive disadvantage as a result of our size, lack of geographic diversification and inability to spread marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, we cannot assure you that we will continue to be an effective competitor in our banking markets.

•	We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, possible mergers and acquisitions, investments, loans and interest rates charged thereon, interest rates paid on deposits, and establishment of new offices. We also are subject to capital guidelines established by our regulators which require us to maintain adequate capital to support our growth. Most of these regulations are primarily intended to protect depositors, the public and the FDIC’s Deposit Insurance Fund rather than stockholders.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations issued by the Securities and Exchange Commission and The NASDAQ Stock Market, have vastly increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

The laws and regulations that apply to us could change at any time, and we cannot fully predict the effects of those changes on our business and profitability. However, virtually any newly imposed governmental regulation is highly likely to create additional expense to the Bank and in cases such as Sarbanes-Oxley noted above, the cost can be very significant. Implementation and adoption of regulatory and accounting rules greatly affects the business and financial results of all commercial banks and bank holding companies, and our cost of compliance would be expected to adversely affect our earnings.

•	We depend on the services of our current management team.

Our operating results and our ability to adequately manage our growth and minimize loan losses are highly dependent on the services, managerial abilities and performance of our current executive officers. Smaller banks, like us, sometimes find it more difficult to attract and retain experienced management personnel than larger banks. We have a highly experienced management team with a demonstrated track record that our Board of Directors believes is capable of managing and growing the Bank. Also, the successful execution of our business model is predicated on retaining our current management team and complementing it with other experienced and talented managers. However, changes in key personnel and their responsibilities or the inability to recruit and retain additional managers may disrupt our business and could have a material adverse effect on our business, operating results and financial condition.

•	We may need to invest in new technology to compete effectively, and that could have a negative effect on our operating results and the value of our common stock.

The market for financial services, including banking services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation and Internet-based banking. We depend on third-party vendors for portions of our data processing services. In addition to our ability to finance the purchase of those services and integrate them into our operations, our ability to offer new technology-based services depends on our vendors’ abilities to provide and support those services. Future advances in technology may require us to incur substantial expenses that adversely affect our operating results, and our small size and limited resources may make it impractical or impossible for us to keep pace with our larger competitors. Our ability to compete successfully in our banking markets may depend on the extent to which we and our vendors are able to offer new technology-based services and on our ability to integrate technological advances into our operations.

Risks Related to Our Common Stock

•

The trading volume in our common stock has been relatively low, and the sale of a substantial number of shares in the public market could depress the price of our stock and make it difficult for you to sell your shares.

Our common stock has been quoted “over-the-counter” on the Pink Sheets Electronic Quotation Service and the OTC Bulletin Board since August 2004. However, our common stock is still relatively thinly traded. Thinly traded stocks can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to operating performance.

We cannot predict what effect future sales of our common stock in the market, or the availability of shares of our common stock for sale in the market, will have on the market price of our common stock. So, we cannot assure you that sales of substantial amounts of our common stock in the market, or the potential for large amounts of market sales, would not cause the price of our common stock to decline or potentially impair our ability to raise capital in the future.

•	Our ability to pay dividends is limited and we may be unable to pay future dividends.

As discussed above under “Supervision and Regulation” in Item 1, our ability to pay cash dividends is limited by regulatory restrictions as well as the need to maintain sufficient capital. If our capital ratios and regulatory requirements are not satisfied, we will be unable to pay cash dividends on our common stock.

•	Our management beneficially owns a substantial percentage of our common stock, so our directors and executive officers can significantly affect voting results on matters voted on by our stockholders.

On March 1, 2009, our current directors and executive officers, as a group, had the sole or shared right to vote, or to direct the voting of, an aggregate of 767,682 shares (or 15.36%) of our outstanding common stock. This group could purchase 617,561 additional shares under currently exercisable stock options they hold. Because of their voting rights, in matters put to a vote of our stockholders, it could be difficult for any group of our other stockholders to defeat a proposal favored by our management (including the election of one or more of our directors) or to approve a proposal opposed by management.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

The Bank’s corporate offices are located in Hendersonville, North Carolina. The Bank currently maintains 15 full service branch offices and an operations center, all of which are leased by the Bank with the exception of the office facility in Shelby, NC. The following table contains information about our branch offices.

Office location	Opening date of original banking office	Owned/Leased (1)	Date current facility leased or purchased
140 Airport Road, Suite P Arden, NC	October 2004	Leased (1)	2004

52 Coxe Avenue Asheville, NC	May 2005	Leased (1)	2005

379 New Market Blvd., Suite 2A Boone, NC	August 2007	Leased (1)	2007

19 Chestnut St., Suite 7 Brevard, NC	December 2005	Leased (1)	2005

80 Walker Street Columbus, NC	January 2005	Leased (1)	2005

6534 Brevard Road Etowah, NC	May 2006	Leased (1)	2006

3270 Hendersonville Road Fletcher, NC	September 2005	Leased (2)	2005

102 West Main St. Forest City, NC	July 2007	Leased (1)	2007

101 Jack Street (Corporate Headquarters and Main Office) Hendersonville, NC	November 2004	Leased (1)	2004

203 Greenville Highway Hendersonville, NC	May 2004	Leased (1)	2004

1880 North Center Street Hickory, NC	November 2008	Leased (1)	2007

2564 Memorial Hwy. Lake Lure, NC	April 2007	Leased (1)	2007

174 Highway 70 West Marion, NC	May 2006	Leased (3)	2006

800 South Lafayette Street Shelby, NC	September 2006	Owned	2006

1637 South Main Street Waynesville, NC	August 2004	Leased (1)	2004

(1)	Leased from a third party.
(2)	Leased from a Director of the Bank on terms comparable to third party leases.
(3)	Leased from a company of which a Director of the Bank is co-owner

All the Bank’s existing branch offices are in good condition and fully equipped for the Bank’s purposes. At December 31, 2008, the total net book value (cost less accumulated depreciation) of the Bank’s furniture, fixtures, leasehold improvements and equipment was approximately $7.1 million. [Additional information about property is set forth in Note 6 to the Financial Statements contained in this Form 10-K, which note is incorporated herein by reference.] Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as Other Real Estate Owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2008, the Bank had $645 thousand in assets classified as Other Real Estate Owned.

ITEM 3.	Legal Proceedings

From time to time we become involved in legal proceedings in the ordinary course of our business. However, subject to the inherent risks of any litigation, we believe that as of December 31, 2008, no pending legal proceeding is likely to have a material effect on our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There currently is a limited local trading market for our common stock, and there can be no assurance that a more active market will develop. The Company’s common stock is traded over-the-counter with quotations available on the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service under the symbol “FFIS.” FIG Partners is the primary market maker for our common stock. There were 2,684 stockholders of record as of December 31, 2008, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The table below presents the reported high and low closing prices and the cash dividend declared per share for the Company’s common stock for the years ended December 31, 2008, 2007 and 2006. These prices have been adjusted to reflect the three stock splits paid in the form of stock dividends during 2006 and 2005.

	High	Low	Cash Dividends Declared Per Share
2008
Fourth quarter	$9.70	$5.05	$—
Third quarter	$11.00	$9.25	$—
Second quarter	$14.75	$8.25	$—
First quarter	$14.26	$12.00	$—
2007
Fourth quarter	$16.87	$12.50	$0.10
Third quarter	$20.10	$15.98	$—
Second quarter	$22.93	$17.87	$—
First quarter	$25.80	$22.34	$—
2006
Fourth quarter	$27.74	$20.36	$—
Third quarter	$24.40	$20.20	$—
Second quarter	$27.20	$22.60	$—
First quarter	$25.60	$20.80	$—

See “Item 1. Description of Business — Supervision and Regulation — Limitations on Payment of Cash Dividends” above for regulatory and contractual restrictions which limit the ability of the Bank to pay cash dividends.

The following information is being furnished for purposes of Rule 14a-3 of the Securities Exchange Act of 1934. It is not deemed to be filed with the Securities and Exchange Commission or to be incorporated by reference in any filing under the Securities Act of 1933 or the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such a filing.

ITEM 6.	Selected Financial Data

Selected Financial Information and Other Data are presented on page three of this filing. The information in this table is derived in part from the audited financial statements and notes thereto of the Bank. The information in this table does not purport to be complete and should be read in conjunction with our financial statements that are included in this Annual Report on Form 10-K.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of the Bank. It should be read in conjunction with the audited financial statements and accompanying notes included in this annual report on Form 10-K and the supplemental financial data appearing throughout this discussion and analysis.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include statements about our profitability, liquidity, allowance for loan losses, nonperforming loans, interest rate sensitivity, market risk, ability to compete in our markets, business strategies, and other such statements that are not historical facts. They usually will contain qualifying words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “project,” “likely,” “estimate,” “continue,” “could,” “would,” “should,” or similar terms, or the negative or other variations of those terms. We have based those forward-looking statements on our current expectations and projections about future events, but we do not guarantee our future performance described in the statements or that the facts or events described in the statements actually will happen. Our actual performance, or any of those events or facts, may never occur or be realized, or they may be materially different from, or occur in a way substantially different from, the results, facts or events indicated by the forward-looking statements. Those statements involve a number of risks and uncertainties, including, among other things, the factors discussed in Item 1A under the heading “Risk Factors.” Other factors that could influence the accuracy of those forward-looking statements include, among other things:

•	Successful execution of our business plan including planned expansion of our branch network;

•

general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectability of loans;

•	the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking markets;

•	legislative or regulatory changes, including changes in accounting standards and changes in tax laws;

•	the level of market interest rates;

•	the financial success or changing strategies of our customers which could impact their ability to repay their loans;

•	customer acceptance of our services, products and fee structure;

•	the impact of changes in monetary and fiscal policies, laws, rules and regulations;

•	other developments or changes in our business we do not expect.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section. We have no obligation, and do not intend, to publicly update or otherwise revise any of the forward-looking statements as a result of any new information, future events or otherwise.

EXECUTIVE OVERVIEW

During 2008, Mountain 1st Bank continued to experience asset growth. Growth experienced during 2008 continued to be derived from both organic growth at existing branches as well as the opening of a new branch office in the Hickory, NC market. This new office brings the Bank’s total number of full service banking locations to fifteen. During the year, assets increased by $100.6 million or 16.6%. Net income for the year ended December 31, 2008 totaled $339 million representing a decrease of $3.2 million or 90.4% as compared with 2007 earnings of $3.5 million. Earnings per share and earnings per diluted share decreased to $0.04. This compares with $0.71 per share and $0.66 per diluted share in 2007 or decreases of 94.4% and 93.90%, respectively. Pre-tax, pre-provision income during 2008 decreased $2.1 million or 24.0% to $7.0 million. During the year, the provision for loan loss expense amounted to $6.5 million and tax expense totaled $98 thousand resulting in the aforementioned net income amount of $339 thousand. This compares with $9.1 million pre-tax, pre-provision income for 2007 with $3.4 million in provision and a tax expense of $2.2 million. While pre-tax, pre-provision income is a non-GAAP financial measure, management believes it to be a meaningful additional metric for periods presented within this report and has included it herein to provide further information and transparency for the reader of these financial statements.

FINANCIAL CONDITION

DECEMBER 31, 2008 AND 2007

As noted above, Mountain 1st experienced continued strong asset growth during fiscal 2008. Growth in loans and deposits were the primary drivers of overall growth. During the year, gross loans increased $62.1 million or 11.9% while deposits increased $61.9 million or 11.7%. The increase in loans was comprised of increases totaling $5.9 million or 3.7% in construction and land development loans, $28.1 million or 17.0% in commercial real estate loans, $8.5 million or 11.0% in loans secured by first liens on one to four family residential properties, $7.6 million or 31.0% in home equity loans, $3.3 million or 56.3% in multifamily residential loans and $7.6 million or 9.4% in commercial and industrial loans. Consumer loans remained relatively static during the year.

Investment securities increased during the period by $26.5 million, or 43.4%. At December 31, 2008, cash and cash equivalents increased by $1.0 million or 10.8% as compared with December 31, 2007. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and available for sale investment securities totaled $97.1 million at December 31, 2008 constituting 13.7% of total assets. This compares with $70.4 million or 11.6% of total assets at year end 2007.

Other assets increased from $19.2 million at December 31, 2007 to $29.1 million at December 31, 2008 principally as a result of the Bank’s purchase of $5 million in life insurance policies on certain key employees during 2008. Also contributing to the increase in other assets was a $585 thousand increase in the Bank’s property and equipment from $6.6 million at December 31, 2007 to $7.1 million at December 31, 2008.

Deposits increased $61.9 million or 11.7% during 2008. At year end 2008, noninterest-bearing demand accounts increased $7.0 million, or 13.6% to $58.0 million. Other transaction accounts, including NOW, Money Market and Savings accounts increased $38.6 million or 29.7%. At December 31, 2008, transaction accounts accounted for 38.3% of the Bank’s total deposits. Certificates of deposit under $100 thousand increased $8.8 million or 4.9% while jumbo CDs increased $7.6 million or 4.5%. Through the end of 2007, the Bank had utilized wholesale funding sources only on a limited basis via borrowing from the Federal Home Loan Bank of Atlanta. At December 31, 2008 these borrowings totaled $48 million and the Bank had brokered CDs totaling $38.0 million in its CD portfolio. Management’s funding strategy remains centered around balanced growth in loans and deposits generated via the Bank’s retail branch network, supplemented through the selective use of wholesale funding when such sources present a lower cost alternative to CD pricing in the local markets in which the Bank operates.

Stockholders’ equity increased by $16.4 million, or 35.4%, during 2008, as a result of the issuance of $16.4 million of preferred stock under the U.S Treasury Capital Purchase Program. At December 31, 2008, all of the Bank’s capital ratios continued to be sufficient to classify it as a well-capitalized institution by regulatory measures.

RESULTS OF OPERATIONS

PERIODS ENDED DECEMBER 31, 2008, 2007 AND 2006

For the year ended December 31, 2008, the Bank reported net income of $339 thousand or $0.04 per diluted share. This compares with $3.5 million or $0.66 per diluted share for the year ended December 31, 2007 and $2.8 million or $0.51 per share for 2006. Net interest income decreased $420 thousand or 2.0% in 2008 as compared with an increase of $5.2 million, or 32.8%, in 2007, both of which resulted from the overall growth of the Bank. Noninterest income and expense also increased as a general result of overall growth of the Bank’s balance sheet. During 2008, noninterest income increased $530 thousand or 12.3%. This increase resulted predominantly from increases in the cash surrender value of life insurance totaling $413 thousand or 393.3%. During the year, noninterest expense rose $2.3 million or 14.2%. This increase was attributed to the overall growth of the Bank, the addition and staffing of one new branch office and the addition of associated infrastructure required to support continued future growth. Individual components with substantial increases included personnel costs which rose $350 thousand or 4.1%, occupancy and equipment costs which increased $337 thousand or 29.4% and data processing and telecommunications which recorded an increase of $534 thousand or 30.6%. During 2007, noninterest income increased by $789 thousand or 22.5%, as a result of increases of $587 thousand or 50.3% in service charges on deposit accounts and an increase in mortgage origination revenues of $168 thousand or 7.8%. During the same period, noninterest expenses increased $3.5 million or 27.9%. This increase resulted from the overall growth of the Bank necessitating the hiring of more personnel and adding facilities and infrastructure to support the growth. See further discussion in “Noninterest Expense” below.

Net Interest Income

The primary component of earnings for the Bank is net interest income. Net interest income is defined as the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and “margin” refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-earning assets and noninterest-bearing liabilities. During the years ended December 31, 2008, 2007 and 2006, average interest-earning assets were $637.2 million, $525.8 million and $394.2 million, respectively. During these same periods, the Bank’s net interest margins were 3.24%, 4.01% and 4.02% respectively.

Net interest income decreased to $20.6 million during 2008 as compared with $21.1 million for the year ended December 31, 2007, a decrease of $420 thousand or 2.0%. Due to the falling rate environment the small decrease in interest income and interest expense is primarily a result of the continued overall growth of the Bank’s asset and deposit accounts. The increase in net interest income during 2007 amounted to $5.2 million or 32.8%. The 2007 increase in both interest income as well as interest expense primarily resulted from the overall growth of the Bank’s asset and deposit bases. However, in the third quarter of 2007 and through 2008, short term interest rates have been dramatically decreased by the Federal Reserve’s Federal Open Market Committee (FOMC). The unprecedented nature of this decline in rates is expected to adversely impact the Bank’s net interest margin and consequently net income for 2008 and at least the first half of 2009. The degree to which the Bank’s margin and earnings may be affected is dependent on future actions by the FOMC and is currently unknown.

Management strives to maintain a high interest-earning asset ratio so as to maximize income. To that end, management targets an earning asset ratio at or above 93%. For the year ended December 31, 2008 that ratio was 96.0% as compared with 96.7% for 2007 and 96.8% for 2006. Average interest-earning assets for 2008 increased $111.4 million, or 21.2% as compared to 2007 while the average yield decreased by 170 basis points from 7.75% to 6.05%. The decrease in yield was primarily a function of the 500 basis point decrease in short term interest rates from the third quarter of 2007. Average interest-bearing liabilities increased by $110.7 million, or 25.1%, also as a result of the overall growth of the Bank. The average cost of interest-bearing liabilities decreased by 122 basis points from 4.47% to 3.25%. The decrease in cost was also influenced by the 500 basis point decrease in short term interest rates from the third quarter of 2007. Due to the rapid rate decreases during 2008, management was unable to balance yields and costs so as to maintain margins at a stable level. For the year ended December 31, 2008, the Bank’s net interest margin was 3.24% as compared with 4.01% for 2007.

The following table presents an analysis of the Bank’s net interest income for 2008, 2007 and 2006.

Average Balances and Net Interest Income

(dollars in thousands)

	For The Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest Income/ Expense (1)(2)	Average Rate	Average Balance	Interest Income/ Expense (1)(2)	Average Rate	Average Balance	Interest Income/ Expense (1)	Average Rate
Interest-earning assets:
Loans, including loans held for sale	$570,997	$35,635	6.24%	$450,200	$36,861	8.19%	$311,171	$25,533	8.21%
Taxable investment securities	64,800	2,897	4.47%	74,943	3,844	5.13%	70,693	3,120	4.41%
Federal funds sold	1,391	17	1.22%	672	34	5.06%	11,740	608	5.18%
Interest-earning cash deposits	34	1	2.00%	25	1	5.19%	613	27	4.40%

Total interest-earning assets	637,222	38,550	6.05%	525,840	40,740	7.75%	394,217	29,288	7.43%
Noninterest-earning assets:
Cash and due from banks	10,213			11,828			8,725
Property and equipment	6,972			5,592			3,944
Allowance for loan loss and other	9,184			258			516

Total noninterest-earning assets	26,369			17,678			13,185

Total assets	$663,591			$543,518			$407,402

Interest-bearing liabilities:
NOW accounts	$56,257	$557	0.99%	$51,401	$876	1.70%	$36,992	$499	1.35%
Money markets	31,649	831	2.63%	16,715	499	2.99%	12,810	242	1.89%
Savings deposits	68,173	1,687	2.47%	50,662	1,483	2.93%	43,644	1,275	2.92%
Time deposits	337,037	13,404	3.98%	311,160	16,277	5.23%	228,761	11,313	4.95%
Federal funds purchased and securities sold under agreements to repurchase	8,833	255	2.89%	7,115	382	5.37%	1,946	100	5.14%
Borrowings	49,003	1,171	2.39%	3,192	158	4.95%	—	—	n/a

Total interest-bearing liabilities	550,952	17,905	3.25%	440,245	19,675	4.47%	324,153	13,429	4.14%
Noninterest-bearing liabilities:
Demand deposits	57,885			52,220			37,694
Interest payable and other	5,509			5,933			3,900

Total noninterest-bearing liabilities	63,394			58,153			41,594

Total liabilities	614,346			498,398			365,747
Stockholders’ equity	49,245			45,120			41,655

Total liabilities and stockholders’ equity	$663,591			$543,518			$407,402

Net interest income and interest rate spread		$20,645	2.80%		$21,065	3.28%		$15,859	3.29%

Net yield on average interest-earning assets			3.24%			4.01%			4.02%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.66%			119.44%			121.61%

(1)	Interest income includes deferred loan fees
(2)	For amounts less than or equal to $1, yields are calculated using actual interest income and actual average assets not rounded values

The following table illustrates that the change in the average rate of loans was the predominant factor in the decreased amount of net interest income realized by the Bank in 2008 compared to 2007. In the preceding year, the change in the average volume of loans was the predominant factor in the increase in the Bank’s net interest income.

Volume and Rate Variance Analysis

(dollars in thousands)

	Year Ended December 31, 2008 vs. Year Ended December 31, 2007			Year Ended December 31, 2007 vs. Year Ended December 31, 2006			Year Ended December 31, 2006 vs. Year Ended December 31, 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Interest income:
Loans, including loans held for sale	$9,890	$(11,143)	$(1,253)	$11,390	$(62)	$11,328	$10,316	$2,589	$12,905
Taxable investment securities	(520)	(427)	(947)	195	529	724	1,270	371	1,641
Federal funds sold	36	(26)	10	(560)	(14)	(574)	68	232	300
Interest-earning cash deposits	0	—	0	(32)	6	(26)	(47)	9	(38)

Total interest income	9,406	(11,596)	(2,190)	10,993	459	11,452	11,607	3,201	14,808
Interest expense:
NOW accounts	$93	$(412)	$(319)	$227	$150	$377	$195	$152	$347
Money markets	384	(52)	332	88	169	257	(201)	20	(181)
Savings deposits	368	(164)	204	204	4	208	636	13	649
Time deposits	1,527	(4,400)	(2,873)	4,290	674	4,964	4,790	2,145	6,935
Federal funds purchased and securities sold under agreements to repurchase	137	(264)	(127)	278	4	282	38	25	63
Borrowings	1,095	(82)	1,013	158	—	158	—	—	—

Total interest expense	3,604	(5,374)	(1,770)	5,245	1,001	6,246	5,458	2,355	7,813

Net increase (decrease) in net interest income	$5,802	$(6,222)	$(420)	$5,748	$(542)	$5,206	$6,149	$846	$6,995

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

Provision for Loan Losses

The Bank recorded $6.5 million in provision for loan losses in 2008, representing an increase of $3.1 million or 92.3% as compared with the provision of $3.4 million during 2007. The increase in the provision resulted from continued growth in the Bank’s loan portfolio as well as loan losses during 2008 which totaled $5.1 million of which $29 thousand was recovered during the year.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition, diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current seasoning of the portfolio, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. For 2008, approximately $1.0 million of the provision for loan losses was attributable to growth of the loan portfolio while $5.5 million resulted from loan losses. At December 31, 2008, the allowance for loan losses was $9.0 million representing an increase of $1.4 million or

19.0% from the $7.6 million at the end of 2007. The allowance represented 1.55% and 1.46%, respectively, of loans outstanding at the end of 2008 and 2007, net of loans held for sale. At December 31, 2008 the Bank had $10.8 million of impaired loans, $10.0 million of which were on a non-accruing status and one restructured loan totaling $798 thousand. Approximately $1 million of this total was represented by a single commercial property which was in bankruptcy. The Bank holds the first lien on this property and management expects full recovery of this credit upon the release of the property by the bankruptcy court.

Noninterest Income

Noninterest income increased to $4.8 million for the year ended December 31, 2008 compared to $4.3 million for 2007 and $3.5 million for 2006, representing increases of $530 thousand or 12.3% and $789 thousand or 22.5%, respectively for these years. In 2008, increases in other service charges and fees and the increase in the cash surrender value of life insurance offset the decrease in fees from mortgage operations. In 2007, increases in mortgage origination income accounted for 21.3% of the total increase in noninterest income. Service charges on deposit accounts increased in 2008 to $1.7 million as compared with $1.2 million in 2007 and $856 thousand in 2006. The following table is a comparative analysis of the components of noninterest income for 2008, 2007 and 2006.

Noninterest Income

(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Service charges on deposit accounts	$1,651	$1,214	$856
Mortgage origination income	1,714	2,333	2,165
Other service charges and fees	735	633	391
Increase in cash surrender value of life insurance	518	—	—
Net realized gain/(loss) on sale of securities	146	(16)	8
Net realized gains on sale of repossessed personal property	10	25	—
Other income	50	105	85

Total non-interest income	$4,824	$4,294	$3,505

Noninterest Expense

Noninterest expenses include all of the operating costs of the Bank excluding interest and provision expenses. During 2008 noninterest expenses totaled $18.5 million, increasing $2.3 million or 14.2% from $16.2 million in 2007. During 2007, noninterest expenses increased $3.5 million or 27.9%. The most significant component of noninterest expense, personnel costs, increased $350 thousand or 4.1% during 2008 and increased by $1.6 million or 23.8% during 2007. These increases were primarily driven by staffing increases required by expansion of the Bank’s branch network and the increase in infrastructure required by the overall growth of the balance sheet. During 2008, the Bank’s full time equivalent employees increased from 148 at December 31, 2007 to 156 at December 31, 2008. Expenses associated with growth of the Bank’s branch network accounted for a significant portion of the remainder of the increase in noninterest expense. These expenses, including occupancy, equipment and IT and telecom costs, which increased $1.1 million or 26.8% in 2008 as compared with an increase of $1.0 million or 35.8% for 2007. Management expects noninterest expense to continue to increase in approximate proportion to the overall growth in the Bank’s balance sheet over the foreseeable future. The following table presents a comparison of the components of noninterest expense for 2008, 2007 and 2006.

Noninterest Expense

(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Salaries and employee benefits	$8,915	$8,565	$6,920
Occupancy expense	1,482	1,145	828
Furniture/equipment expense	1,207	1,027	810
Professional service fees	857	708	506
Data processing and telecommunication expense	2,279	1,745	1,246
Deposit insurance premiums	395	273	38
Advertising and business promotion	926	886	956
Stationery, printing and supplies	320	327	256
Other expenses	2,131	1,535	1,119

Total non-interest expenses	$18,512	$16,211	$12,679

Income Taxes

In mid-2006, having depleted all net operating tax loss carryforwards, Mountain 1st Bank’s earnings became fully taxable. Accordingly, income tax expense totaling $1.5 million was recorded during the year for the portion of the Bank’s earnings for that year that was taxable. During 2007, earnings for the entire year were taxable, therefore, income tax expense increased to $2.2 million representing a marginal tax rate of 38.5 percent. Income tax expenses for 2008 decreased to $98.0 thousand representing a marginal tax rate of 22.4 percent.

LIQUIDITY

The Bank’s primary sources of liquidity are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations.

Total deposits were $591.0 million, $529.1 million and $424.5 million at December 31, 2008, 2007 and 2006, respectively. The Bank’s deposits increased $61.9 million or 11.7% during 2008 and $104.6 million or 24.7% during 2007. Until the fourth quarter of 2007, deposit growth within the Bank’s retail branch bank network was sufficient to meet the Bank’s funding requirements. However, as previously discussed, management began a limited utilization of wholesale funding in the fourth quarter of 2007. At December 31, 2008 this was limited to a $48 million advance from the Federal Home Loan Bank of Atlanta (FHLB) and approximately $38.0 million of brokered CDs. Management expects to continue to utilize these and potentially other wholesale sources of funding to supplement deposits generated from the Bank’s branch network and assist in managing the overall cost of funds.

At December 31, 2008 and 2007, time deposits represented 61.7% and 65.8% of total deposits, respectively. Certificates of deposit of $100,000 or more represented 29.9% and 31.9%, respectively, of the Bank’s total deposits at December 31, 2008 and 2007. Management believes that a sizeable portion of the Bank’s time deposits are relationship-oriented. Brokered certificates of deposit totaled $38.0 million and $0 at December 31, 2008 and 2007, respectively. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table summarizes the Bank’s contractual obligations and commitments as of December 31, 2008.

Contractual Obligations and Other Commitments

(dollars in thousands)

	Payments Due by Period
	On Demand or Within 1 Year	Over One to Three Years	Over Three to Five Years	Over Five Years	Total
Contractual Cash Obligations:
Operating lease obligations	$701	$1,368	$1,209	$1,255	$4,533
Federal funds purchased and securities sold under agreements to repurchase	1,372	—	—	—	1,372
Borrowings	—	48,000	—	—	48,000

Total contractual cash obligations excluding deposits	2,073	49,368	1,209	1,255	53,905
Time deposits	355,415	8,360	592	—	364,367

Total contractual cash obligations	$357,488	$57,728	$1,801	$1,255	$418,272

	Commitment Expiration by Period
	On Demand or Within 1 Year	Over One to Three Years	Over Three to Five Years	Over Five Years	Total
Other commitments:
Commitments to extend credit	$46,950	$8,678	$2,433	$33,025	$91,086
Commitments to sell loans held for sale	4,177	—	—	—	4,177
Financial standby letters of credit	1,924	827	—	—	2,751

Total other commitments	$53,051	$9,505	$2,433	$33,025	$98,014

CAPITAL RESOURCES

At December 31, 2008 and 2007, the Bank’s equity totaled $62.6 million and $46.2 million, respectively. The Bank’s equity to asset ratio on those dates was 8.8% and 7.6%, respectively. This increase resulted from the issuance of preferred stock and warrants to the U.S. Treasury. The Bank is subject to minimum capital requirements which are further discussed in “PART 1, ITEM 1 — Business — Supervision and Regulation.”

All capital ratios place the Bank in excess of minimum requirements to be classified as “well capitalized” by regulatory measures. The Bank’s regulatory capital ratios as of December 31, 2008 were leverage ratio 8.34%, Tier I risk-based capital ratio 10.44% and total risk-based capital ratio 11.70%. At December 31, 2007 these ratios were 7.85%, 9.18% and 10.44%, respectively.

Note 14 to the accompanying financial statements presents an analysis of the Holding Company’s and Bank’s regulatory capital position as of December 31, 2008 and 2007. The decline in capital ratios is a result of the Bank’s successful growth and leveraging of its capital base. Based on current capitalization and growth expectations, management anticipates that the Bank will need to generate additional capital during the second half of 2009. Accordingly, management and the Bank’s Board of Directors are currently evaluating various options for increasing the Bank’s capital base.

ASSET/LIABILITY MANAGEMENT

The Company’s results of operations depend substantially on its net interest income. Like most financial institutions, the Bank’s interest income and cost of funds are affected by general economic conditions as well as by competition in the market place. The objective of the Bank’s asset/liability management process is aimed toward providing relative stability and reduction of volatility for the Bank’s net interest income through various scenarios of changes in interest rates. The process attempts to balance the need for stability and predictability of net interest income against competing needs such as balance sheet mix constraints, overall earnings targets and the risk/return relationships between liquidity, interest rate risk, market risk and capital adequacy. The Bank maintains an asset/liability management policy approved by the Bank’s Board of Directors. This policy and the analysis process undertaken by management and the Board’s Asset/Liability Management Committee (“ALCO”) provides guidelines for limiting exposure to interest rate risk by placing limits on rate risk assumed via the existing structure of the Bank’s balance sheet based on the results produced by the Bank’s computer simulation. The Bank’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, the Bank has generally invested such funds in securities, primarily securities issued by U.S. governmental agencies, Government Sponsored Enterprises, mortgage-backed securities and municipal securities. The securities portfolio contributes to the Bank’s earnings and plays an important part in overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, and asset/liability management (interest rate risk).

In reviewing the needs of the Bank with regard to proper management of its asset/liability program, the Bank’s management estimates its future needs, taking into consideration estimations of loan demand and deposit balances, forecasted interest rate changes, competition and a number of other factors. Several measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayments on loan and mortgage-backed securities, cash flows and maturities of other investment securities and loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

While the Bank’s gap analysis at December 31, 2008 indicates that its balance sheet is generally asset sensitive, the results of computer simulation modeling at that date suggests minimal interest rate exposure under moderately increasing or decreasing interest rate scenarios. Under these scenarios, the Bank’s net interest income would be expected to decrease no more than approximately 5%.

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is another standard tool for the measurement of the exposure to interest rate risk. Management believes that because interest rate gap analysis does not address all factors that can affect earnings performance, its practical usefulness in managing the Bank’s interest rate risk is limited and it should be used in conjunction with other methods of evaluating interest rate risk.

The “Interest Rate Sensitivity Analysis” table, presented below, sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts and regular savings accounts have been evaluated and are deemed to be more stable sources that are less price elastic and are placed in the five year bucket. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates are used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

On a cumulative basis, at December 31, 2008, the Bank was asset sensitive for each time interval presented in the table. As stated above, certain shortcomings are inherent in the method of analysis presented in the table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that money market accounts are immediately sensitive to movements in rates, the Bank expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets that are considered to be immediately sensitive. The same is true for all other interest bearing transaction accounts. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Bank places primary emphasis on its computer simulation model when managing its exposure to changes in interest rates. The Bank does not normally make interest rate predictions, nor take significant risk based on potential changes in interest rate direction. The Bank is currently asset sensitive, accordingly, should interest rates increase and all other factors remain stable, the Bank’s earnings, margins and spreads would be positively impacted. The opposite would be true in a declining interest rate environment.

Interest Rate Sensitivity Analysis

(dollars in thousands)

	At December 31, 2008
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Interest-earning assets:
Loans, excluding loans held for sale	$411,479	$20,220	$128,945	$19,212	$579,856
Investment securities	46,157	31,365	2,587	7,516	87,625
Interest-earning bank deposits	37	—	—	—	37

Total interest-earning assets	457,673	51,585	131,532	26,728	667,518

Interest-bearing liabilities
NOW Accounts	—	—	56,000	—	56,000
Savings deposits	—	—	76,899	—	76,899
Money market accounts	35,798	—	—	—	35,798
Time deposits under $100	91,225	91,203	5,415	—	187,843
Time deposits of $100 and greater	79,913	93,074	3,537	—	176,524
Federal funds purchased and securities sold under agreements to repurchase	1,372	—	—	—	1,372
Borrowings	48,000	—	—	—	48,000

Total interest-bearing liabilities	256,308	184,277	141,851	—	582,436

Interest sensitivity gap	$201,365	$(132,692)	$(10,319)	$26,728	$85,082

Cumulative interest sensitivity gap	$201,365	$68,673	$58,354	$85,082	$85,082

Cumulative interest sensitivity gap as a percent of total interest-earning assets	30.17%	10.29%	8.74%	12.75%	12.75%

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	178.56%	115.59%	110.02%	114.61%	114.61%

LENDING ACTIVITIES

General

The Bank provides to its customers a full range of short to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners as well as by third party professionals experienced in loan review work. The Bank has focused its portfolio lending activities on typically higher yielding commercial, construction and consumer loans. The Bank also originates 1-4 family mortgages that are typically sold into the secondary market.

The following tables provide additional information regarding the Bank’s loan portfolio as of December 31, 2008, 2007, 2006, 2005 and 2004. The “Loan Summary” table provides an analysis of the composition of the loan portfolio by type of loan. The “Loan Maturity Schedule” presents (i) the aggregate maturities or re-pricings of commercial, industrial and commercial mortgage loans and of real estate constructions loans and (ii) the aggregate amounts of such loans by variable and fixed rates for the same periods presented in the Loan Summary table.

Loan Summary (1)

(dollars in thousands)

	At December 31,
	2008		2007		2006		2005		2004
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Construction and development	$165,017	28.46%	$159,127	30.78%	$131,928	35.17%	$90,915	38.18%	$31,396	25.66%
1-4 family residential	117,835	20.32%	99,692	19.29%	68,427	18.24%	46,348	19.46%	23,791	19.44%
Multifamily	9,018	1.55%	5,768	1.12%	4,478	1.19%	2,343	0.98%	1,245	1.02%
Nonfarm, nonresidential	193,010	33.29%	164,940	31.91%	98,220	26.18%	61,190	25.70%	52,618	43.00%

Total real estate loans	484,880	83.62%	429,527	83.10%	303,053	80.78%	200,796	84.32%	109,050	89.12%
Commercial and industrial loans	88,471	15.26%	80,867	15.64%	64,946	17.31%	33,202	13.94%	10,575	8.64%
Consumer	6,505	1.12%	6,514	1.26%	7,182	1.91%	4,126	1.73%	2,739	2.24%

Total loans held to maturity	$579,856	100.00%	$516,908	100.00%	$375,181	100.00%	$238,124	100.00%	$122,364	100.00%

(1)	Excluding loans held for sale

Loan Maturity Schedule

(dollars in thousands)

	At December 31, 2008
	Due within one year	Due after one year but within five	Due after five years	Total
	Amount	Amount	Amount	Amount
By loan type:
Construction and development	$153,123	$8,901	$2,994	$165,017
1-4 family residential	93,503	21,505	2,826	117,835
Multifamily	3,445	5,573	—	9,018
Nonfarm, non residential	108,531	73,378	11,101	193,010

Total real estate loans	358,602	109,357	16,921	484,880
Commercial and industrial	69,975	16,523	1,973	88,471
Consumer	3,123	3,064	318	6,505

Total loans	$431,700	$128,944	$19,212	$579,856

By interest rate type:
Fixed rate loans	$24,914	$110,601	$17,923	$153,438
Variable rate loans	406,786	18,343	1,289	426,418

Total loans	$431,700	$128,944	$19,212	$579,856

Commercial and Industrial Loans

Commercial business lending is another component of the Bank’s lending activities. At December 31, 2008, the Bank’s commercial and industrial loan portfolio equaled $88.5 million or 15.3% as compared with $80.89 million or 15.6% of total loans at year end 2007. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

Commercial and industrial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans, as most commercial loan yields are tied to the prime rate index. Therefore, yields on most commercial loans adjust with changes in the prime rate.

Real Estate Loans

Real estate loans are originated for the purpose of purchasing, constructing or refinancing one- to four- family, multi- family and commercial properties, and for purposes unrelated to real estate taken as collateral. The Bank offers fixed and adjustable rate options. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department which makes FNMA and FHLMC conforming loans that are originated and sold to upstream correspondent banks on a flow basis generally within 30-45 days of closing.

Residential one- to four-family loans are classified into two categories: conforming loans, that are originated under the underwriting guidelines established by FNMA or FHLMC and which are generally sold into the secondary market as discussed above and nonconforming loans that are originated and retained in the Bank’s loan portfolio. The terms “conforming” and “nonconforming” do not refer to credit quality, but rather to whether the loan is underwritten so that it can be readily sold in the secondary market. At December 31, 2008, loans held for sale amounted to $4.2 million while nonconforming loans held in the Bank’s permanent portfolio amounted to $113.7 million in loans secured by first liens and $4.1 million secured by junior liens. The Bank’s permanent residential mortgage loans are generally secured by properties located within the Bank’s market area. Most of the one- to four-family residential mortgage loans that the Bank makes are conforming loans and are sold within 30 days of closing to a correspondent bank. The Bank originated loans totaling $97.1 million for sale into the secondary market during 2008. The Bank receives fee income for each loan originated and sold. Mortgage origination activities resulted in aggregate noninterest income of $1.7 million, $2.3 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Bank anticipates that it will continue to be an active originator of residential loans. Nonconforming residential mortgage loans that are retained in the Bank’s loan portfolio generally have rate terms of five years or less, with amortizations up to 25 years.

The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans amounted to $193.0 million at December 31, 2008. These loans are secured principally by commercial office buildings, owner occupied retail and commercial operations, storage and warehouse space, agricultural properties and a variety of other facilities used by commercial enterprises. Generally in underwriting commercial real estate loans, the Bank requires the personal guarantee of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

The Bank originates both commercial and one- to four- family residential construction loans. These include the construction of commercial buildings, infrastructure for residential developments, custom homes (where the home buyer is the borrower), pre-sold homes where the builder is the borrower and to a lesser degree speculative home construction projects. The Bank generally receives a pre-arranged permanent financing commitment from an outside entity prior to financing the construction of pre-sold homes. The Bank lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Bank further endeavors to limit its construction lending risk through adherence to established underwriting procedures. The Bank generally requires documentation for all draw requests and utilizes loan officers and third party vendors to inspect projects prior to honoring draw requests from builders. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans. At December 31, 2008 construction and acquisition and development loans totaled $165.0 million or 28.5% of total loans.

Consumer Loans and Home Equity Lines of Credits.    Loans to individuals include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss. At December 31, 2008 home equity loans totaled $27.7 million or 4.8% of total loans while other consumer lending accounted for $6.5 million or 1.1% of outstanding loans.

Loan Approvals.    The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review analysis.

Responsibility for loan production rests with the Senior Commercial Lending Officer in each market. The responsibility for loan underwriting, loan processing and approval is with the Chief Credit Officer. The Board of

Directors of the Bank determines individual officer lending authority annually. Delegated authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authority as determined by the Board of Directors. The President and Chief Credit Officer each have the authority to approve loans up to $2,000,000. The President in conjunction with the Chief Credit Officer and Chief Executive Officer comprise the Officer Loan Committee and may approve loans up to $4 million, which is the maximum staff lending limit set by the Board of Directors. The Board’s Loan Committee approves all loans in excess of the staff’s lending limit. The Board Loan Committee consists of the CEO, President, Chief Credit Officer and four outside directors as appointed by the Board of Directors of the Bank. The Bank’s legal lending limit was $9.9 million at December 31, 2008.

General Economic Lending and Real Estate Conditions.    One of the most challenging environments for the banking industry in decades came to the national forefront during 2007 and remained in the forefront through 2008. A number of markets across the country were already experiencing a marked downturn in real estate early in 2007. However, by midyear, the sub-prime mortgage debacle hit the country and the banking industry. This was followed in 2008 by a credit and liquidity crisis that affected many banks across the country. Fortunately, Mountain 1st was not as directly impacted by these events because Western North Carolina real estate markets have generally not been as harshly impacted as the national averages. We believe that our markets in western North Carolina are generally strong, certainly compared with many other markets across the country. As discussed elsewhere herein, Mountain 1 st, as with most community banks, has a concentration of loans secured by real estate. Management believes that prudent lending using real estate as collateral presents one of the most attractive lending opportunities available to community banks. However, with the current widespread downturn in real estate markets, management has undertaken actions it has deemed both prudent and available to maintain and enhance the strength of the Bank’s real estate based loan assets. As early as two years ago, the Bank’s lending on residential lots was curtailed based on the inflated pricing on some residential lots within the markets we serve. This along with increasing inventory of this product type in our markets prompted us to generally exit the residential lot lending space. In late 2006, management began to reduce exposure to new acquisition and development projects as a widespread downturn in real estate was becoming more evident. Several previously originated real estate development loans remain in the Bank’s portfolio as they progress through their life cycle. However, lending on similar new projects along with most speculative building has been greatly curtailed. While we believe that the steps taken to date will assist in strengthening the performance of the Bank’s real estate loan portfolio, much of the performance of this portfolio is dependent upon the duration and depth of the current real estate downturn.

The more direct impact of these economic events on Mountain 1st has been a reduction in the Bank’s net interest margin. Beginning effectively in the third quarter of 2007, the Federal Open Market Committee (FOMC) of the Federal Reserve Board, began reducing short term interest rates. Since September 2007, the FOMC decreased rates dramatically by 500 basis points. The unprecedented velocity of this decline in rates is expected to adversely impact the Bank during 2009.

COMMITMENTS TO EXTEND CREDIT

In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit that are not included in loans, net of allowance for loan losses, as presented on the Bank’s balance sheets. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Bank’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 13 to the Bank’s financial statements and the table above for “Contractual Obligations and Other Commitments.”

ASSET QUALITY

The Bank considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to the lending policy as approved by the Bank’s Board of Directors. It is the responsibility of each loan officer to assign an appropriate risk grade to loans when originated. Credit

Administration, through the loan review process, tests the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality changes, it is the responsibility of Credit Administration to change the borrower’s risk grade accordingly. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Bank’s market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

The Bank’s policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following a thorough review and timely collection efforts. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

Over the course of the past two years, credit quality at a number of banks across the country has deteriorated as real estate markets have been hit with slowing sales and declining prices. Fortunately, the markets in which Mountain 1st Bank operates have not experienced such dramatic downturns. Although real estate prices in western North Carolina have shown a downward trend, they have been relatively stable over the past year. The longer the current real estate market downturn persists, the more vulnerable sales volume and prices become. Management believes that the Bank’s loan portfolio currently remains strong. However, a future scenario of protracted real estate market problems, especially if they become more severe, could produce portfolio underperformance as compared to the first four and one half years of the Bank’s existence.

NONPERFORMING ASSETS

The Bank’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual basis. Loans are accounted for on a non-accrual basis when management has serious concerns about the collectability of principal or interest. Generally, the Bank’s policy is to place a loan on non-accrual status when the loan becomes 90 days past due or when management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Payments received on non-accrual loans generally are applied to principal first, and then to interest after all principal payments have been satisfied. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferrals of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rate when management anticipates that no loss of original principal will occur. Potential problem loans are defined as loans currently performing that are not included in non-accrual or restructured loans, but are loans that management has concerns as to the borrower’s ability to comply with present repayment terms. These loans could deteriorate to non-accrual, past due or restructured loans status. Therefore, management quantifies the risk associated with problem loans in assessing the adequacy of the allowance for loan losses. At December 31, 2008 the Bank had $645 thousand of foreclosed real estate and $1.4 million of repossessed personal property. At December 31, 2008 and 2007, the Bank had approximately $10 million and $1.3 million respectively in nonaccruing loans. Approximately $1 million of these totals were represented by one commercial real estate parcel with an appraised value in excess of $3 million on which the Bank holds the first lien. Management expects full collection of this loan upon release of the Bank’s collateral from the bankruptcy court which currently controls this collateral. At year end 2006, the Bank had a total of $611 thousand in nonperforming loans, all of which had been placed on non-accrual status at that time. The following table summarizes the Bank’s nonperforming assets at December 31, 2008, 2007, 2006, 2005 and 2004.

Nonperforming Assets

(dollars in thousands)

	At December 31,
	2008	2007	2006	2005	2004
Nonaccrual loans	$10,008	$1,342	$611	$—	$—
Loan past due 90 or more days and still accruing interest	—	—	—	—	—
Restructured loans	798	—	—	—	—

Total nonperforming loans	10,806	1,342	611	—	—
Repossessed assets	1,423	—	5	—	—
Other real estate owned	645	—	—	—	—

Total nonperforming assets	$12,874	$1,342	$616	$—	$—

Allowance for loan losses	$9,013	$7,571	$5,765	$3,652	$1,840
Nonperforming loans to period end loans, excluding loans held for sale	1.86%	0.26%	0.16%	—%	—%
Allowance for loan losses to period end loans, excluding loans held for sale	1.55%	1.46%	1.54%	1.53%	1.50%
Nonperforming assets as a percentage of:
Loans and other real estate	2.22%	0.26%	0.16%	—%	—%
Total assets	1.82%	0.22%	0.13%	—%	—%
Ratio of allowance for loan losses to nonperforming loans	0.70%	564.16%	943.54%	—%	—%

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases the allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly which is then reviewed and approved by the Board of Directors after making any changes as may be required. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors derived from the Bank’s limited history of operations. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require it to make adjustments to the allowance for loan losses based upon judgments different from those of our management.

Management uses a risk-grading system, as described under “ASSET QUALITY,” to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed and tested by Credit Administration and external loan review processes. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, accruing loans past due 90 days or more, and non-accrual loans. The Bank strives to maintain its loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of the Bank’s market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies.

The Bank follows a loan review program designed to evaluate the credit risk in its loan portfolio. Through this loan review process, an internally classified watch list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquency status. As a result of this process, loans with a higher than standard risk profile are categorized as watch, OAEM, (Other Assets Especially Mentioned—loans not placed on the watch list and not classified, but that may contain potentially unsatisfactory characteristics), substandard, doubtful or loss, and reserves are allocated based on management’s judgment and historical experience.

Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the collection of the debt. They are characterized by the distinct possibility that the Bank will sustain some losses if the deficiencies are not corrected. A specific reserve based on the estimation of loss within each credit classified as substandard is allocated to such loans. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. As with substandard loans, specific reserves are allocated to these credits. Such reserve allocations average approximately 50% of doubtful loans. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, the Bank also categorizes loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

Significant growth in the Bank’s loan portfolio has been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the mix of major loan categories being relatively consistent. The percentage of each major category of loans as a percentage of total loans outstanding for the past five years is illustrated in the afore-mentioned “Loan Summary” table. During 2008, the Bank experienced $5.1 million in loan losses, of which $29 thousand was recovered during the year. Charge offs are typically recognized when it is the opinion of management that all or a portion of an outstanding loan becomes uncollectible. Examples of loans which may be deemed uncollectible are credits whose principal and interest payments are past due, and/or when the fair market value of underlying pledged collateral is less than the outstanding loan balance and the borrower is not meeting contractual obligations. Loan repayment may be realized through a contractual agreement, or through liquidation of assets pledged as collateral. The Bank’s allowance for loan losses at December 31, 2008 totaled $9.0 million representing 1.55 percent of total loans outstanding, excluding loans held for sale. At December 31, 2007, this total was $7.6 million or 1.46 percent.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. Management makes specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. At December 31, 2008, a portion of the Bank’s allowance was unallocated to specific credits or specific classes of loans. This unallocated portion of the allowance has been provided due to a number of unknown factors that management believes could potentially pose future general portfolio risks beyond those identified by means of specific allocations. These risks include but are not limited to the relative lack of seasoning of the Bank’s portfolio, the significant growth of the loan portfolio in a relatively short time, continued growth, development and demands on the credit administration function since inception of the Bank, potential risks associated with the concentration of real estate loans within the portfolio and significant uncertainties within the general domestic economy and to a lesser degree, in the local economies in which the Bank conducts its operations.

While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes that it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Bank’s financial condition and results of operations. The following table presents the allocation of the allowance for loan losses at the end of each of the last five years. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

Allocation of the Allowance for Loan Losses

(dollars in thousands)

	At December 31,
	2008		2007		2006		2005		2004
		% of Total Loans(1)		% of Total Loans(1)		% of Total Loans(1)		% of Total Loans(1)		% of Total Loans(1)
	Amount		Amount		Amount		Amount		Amount
Construction loans	$3,481	28.46%	$2,528	30.78%	$2,042	35.17%	$1,279	38.18%	$471	25.66%
1-4 family residential	1,942	20.32%	1,191	19.29%	815	18.24%	469	19.47%	187	19.44%
Multifamily	51	1.55%	81	1.12%	76	1.19%	29	0.98%	19	1.02%
Nonfarm, nonresidential	1,729	33.29%	2,400	31.91%	1,277	26.18%	835	25.70%	790	43.00%

Total real estate loans	7,203	83.62%	6,200	83.10%	4,210	80.78%	2,612	84.33%	1,467	89.12%
Commercial and industrial loans	1,550	15.26%	1,073	15.64%	928	17.31%	610	13.94%	199	8.64%
Consumer	65	1.12%	70	1.26%	80	1.91%	50	1.73%	24	2.24%
Unallocated	195	—	228	—	547	—	380	—	150	—

Total loans	$9,013	100.00%	$7,571	100.00%	$5,765	100.00%	$3,652	100.00%	$1,840	100.00%

(1)	Percent of loans in each category to total loans

The following table summarizes information regarding changes in the Bank’s allowance for loan losses for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

Loan Loss and Recovery

(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Total loans outstanding at the end of the period (1)	$579,856	$516,908	$375,181	$238,124	$122,364

Average loans outstanding during the period (1)	$567,560	$445,976	$308,049	$178,642	$75,629

Allowance for loan losses at the beginning of the period	$7,571	$5,765	$3,652	$1,840	$1,840
Provision for loan losses	6,520	3,390	2,396	1,812	—
Loans charged off	5,107	1,597	288	—	—
Recoveries on loans previously charged off	29	13	5	—	—

Allowance for loan losses at the end of the period	$9,013	$7,571	$5,765	$3,652	$1,840

Ratios:
Net charge-offs as a percent of average loans	0.89%	0.36%	0.09%	—%	—%
Allowance for loan losses as a percent of period end loans (1)	1.55%	1.46%	1.54%	1.53%	1.50%

(1)	Excluding loans held for sale

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities consists primarily of debt instruments of U.S. government agencies or of Government Sponsored Enterprises, and mortgage-backed securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale (AFS) and carried at fair value, with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. Securities for which the Bank has the ability and intent to hold the securities to maturity are classified as held to maturity securities (HTM). HTM securities are carried at amortized cost. It is the Bank’s policy to classify most investment securities as available for sale. The following table summarizes investment securities by type at December 31, 2008, 2007 and 2006.

Investment Securities Composition

(dollars in thousands)

	At December 31,
	2008	2007	2006
Available for sale
U.S. Government Agencies	$15,426	$14,284	$2,974
Government-sponsored enterprises	2,000	11,046	36,096
Mortgage backed securities	69,375	35,785	42,140

Total investment securities	$86,801	$61,115	$81,210

	At December 31,
	2008	2007	2006
Held to Maturity
State and political subdivisions	$824	$—	$—

The following table summarizes the amortized costs, fair values and weighted average yields of securities at December 31, 2008, by contractual maturity groups.

Investment Securities

(dollars in thousands)

	At December 31, 2008
	Amortized Cost	Fair Value	Yield (1)
Available for sale
U. S. Government agencies:
Due within one year	$—	$—	—%
Due after one but within five years	723	715	3.21%
Due after five but within ten years	6,805	6,655	2.13%
Due after ten years	8,301	8,056	4.03%

	15,829	15,426	3.18%

Government-sponsored enterprises:
Due within one year	2,000	2,000	2.81%
Due after one but within five years	—	—	—%
Due after five but within ten years	—	—	—%
Due after ten years	—	—	—%

	2,000	2,000	2.81%

Mortgage backed securities:
Due within one year	—	—	—%
Due after one but within five years	—	—	—%
Due after five but within ten years	—	—	—%
Due after ten years	69,762	69,375	4.88%

	69,762	69,375	5.62%

Total securities available for sale
Due within one year	$2,000	$2,000	2.81%
Due after one but within five years	723	715	3.21%
Due after five but within ten years	6,805	6,655	2.13%
Due after ten years	78,063	77,431	4.79%

Total investment securities	$87,591	$86,801	4.53%

(1)	Yields are calculated based on amortized cost

	At December 31, 2008
	Amortized Cost	Fair Value	Yield (1)
Held to Maturity
State and political subdivisions
Due within one Year	$51	$51	3.30%
Due after one but within five years	257	259	4.28%
Due after five but within ten years	516	521	5.26%

	$824	$831	4.83%

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2008, there were no securities of any issuer (other than governmental agencies or Government Sponsored Enterprises) that exceeded 10% of the Bank’s stockholders’ equity.

SOURCES OF FUNDS

Deposit Activities

The Bank provides a range of deposit services, including noninterest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts, IRAs and certificates of deposit. These accounts generally earn interest at rates established by management based on asset/liability planning, earnings budgets, competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Management believes that one of the primary keys to the long-term success of the Bank is the acquisition of demand deposit accounts and other transaction accounts. Accordingly, we strive to establish relationships with customers which will facilitate and attract core deposits. While certificates of deposit are certainly a significant component in the funding of the Bank, management endeavors to utilize these instruments as an entrée into a full relationship with each customer resulting in a complete banking relationship inclusive of the customer’s transaction accounts.

As noted previously, during the fourth quarter of 2008, management initiated the use of brokered certificates of deposit as a supplemental source of funding. Management elected to begin to utilize wholesale funding to avoid the steep increase in funding costs associated with unusually high premiums being paid on CDs within the Bank’s local markets. Such unusual premiums have emanated from a disruption of normalized CD pricing resulting from liquidity shortfalls experienced by some larger financial institutions. Management believes that this situation stems from the disruption of the secondary mortgage and credit markets and the inability of larger institutions to generate liquidity from commercial paper markets and from the securitization and sale of financial assets.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the years ended December 31, 2008 and 2007.

Deposit Mix

(dollars in thousands)

	For the Year Ended December 31, 2008			For the Period Ended December 31, 2007
	Average Amount	% to Total Deposits	Average Rate	Average Amount	% to Total Deposits	Average Rate
Interest-bearing deposits:
NOW Accounts	$56,257	10.21%	0.99%	$51,401	10.66%	1.70%
Money Market	31,649	5.74%	2.63%	16,715	3.47%	2.99%
Savings	68,173	12.37%	2.47%	50,662	10.51%	2.93%
Time deposits under $100	172,900	31.38%	3.87%	158,257	32.82%	5.28%
Time deposits of $100 or greater	164,137	29.79%	4.09%	152,903	31.71%	5.19%

Total interest-bearing deposits	493,116	89.49%	3.34%	429,938	89.17%	4.45%
Noninterest-bearing deposits	57,885	10.51%	—%	52,220	10.83%	—%

Total deposits	$551,001	100.00%	3.34%	$482,158	100.00%	4.45%

The following table presents information regarding maturities of certificates of deposit with balances of $100,000 or more at December 31, 2008.

Maturities of Time Deposits of $100,000 or More

(dollars in thousands)

	At December 31, 2008
	Amount	Average Rate
Maturing in:
Three months or less	$79,913	3.34%
Over three months to six months	65,281	3.28%
Over six months to twelve months	27,793	3.41%
Over twelve months	3,537	4.19%

Total	$176,524	3.35%

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Bank’s Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

INFLATION AND OTHER ISSUES

Because our assets and liabilities are primarily monetary in nature, the effect of inflation on our assets is less significant compared to most commercial and industrial companies. However, inflation does have an impact on the growth of total assets in the banking industry and the resulting need to increase capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation also has a significant effect on other expenses, which tend to rise during periods of general inflation. Notwithstanding these effects of inflation, management believes our financial results are influenced more by our ability to react to changes in interest rates and general economic conditions impacting the creditworthiness of customers than directly by inflation.

Except as discussed in this Management’s Discussion and Analysis, management is not aware of trends, events or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Bank’s liquidity, capital resources or operations. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses.    The Bank’s most significant critical accounting policy is the determination of its allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Bank’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of future loan write-offs differ significantly from those assumptions used in making a determination, the allowance for loan losses and resultant provisions for loan losses could materially impact the Bank’s financial position and results of operations. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality” and “Analysis of Allowance for Loan Losses” and Note 1 to the financial statements contained in this Annual Report.

Off-Balance Sheet Arrangements.    Except as discussed in Note 13 with regard to committed, unfunded lines of credit, the Bank does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information called for by Item 7A is set forth in Item 7 under the caption Asset/Liability Management and is incorporated herein by reference.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

1ST FINANCIAL SERVICES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006

1ST FINANCIAL SERVICES CORPORATION

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to the company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2008.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the financial statements and other financial information contained in this report. The accompanying financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting for the year ended December 31, 2008. The Company’s registered public accounting firm was not required to issue an attestation on its internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

/s/ Gregory L. Gibson	/s/ Roger A. Mobley
Gregory L. Gibson Chief Executive Officer	Roger A. Mobley Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

    and Stockholders

1st Financial Services Corporation

Hendersonville, NC

We have audited the accompanying consolidated balance sheet of 1st Financial Services Corporation as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. 1st Financial Services Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of 1st Financial Services Corporation as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2007 and 2006 were audited by other auditors whose report dated March 13, 2008, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Financial Services Corporation as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Brown, Edwards & Company, L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

Bluefield, West Virginia

January 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

1st Financial Services Corporation

Hendersonville, North Carolina

We have audited the accompanying balance sheet of Mountain 1st Bank & Trust Company (the predecessor to 1st Financial Services Corporation) as of December 31, 2007, and the related statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain 1st Bank & Trust Company as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina

March 13, 2008

www.elliottdavis.com

1ST FINANCIAL SERVICES CORPORATION

Consolidated Balance Sheets

December 31, 2008 and 2007

(dollars in thousands)

	2008	2007
Assets
Cash and noninterest bearing bank deposits	$10,244	$9,210
Interest bearing deposit with bank	37	69

Total cash and cash equivalents	10,281	9,279
Investment securities available for sale	86,801	61,115
Investment securities held to maturity	824	—
Restricted equity securities	5,140	2,501
Loans held for sale	4,177	5,035
Loans, net of allowance for loan losses of $9,013 at December 31, 2008 and $7,571 at December 31, 2007	570,843	509,337
Bank owned life insurance	11,518	6,000
Property and equipment, net	7,140	6,555
Accrued interest receivable	3,138	3,534
Other assets	7,274	3,135

Total assets	$707,136	$606,491

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$57,950	$50,994
NOW accounts	56,000	50,504
Savings deposits	76,899	53,044
Money market accounts	35,798	26,552
Time deposits under $100	187,843	179,085
Time deposits of $100 and greater	176,524	168,926

Total deposits	591,014	529,105
Federal funds purchased and securities sold under agreements to repurchase	1,372	9,458
Borrowings	48,000	15,000
Accrued interest payable	3,313	5,209
Other liabilities	867	1,507

Total liabilities	644,566	560,279

Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; issued and outstanding 16,369 and 0 shares at December 31, 2008 and December 31, 2007, respectively	15,380	—
Common stock, $5.00 par value; 20,000,000 shares authorized; 4,997,027 shares issued and outstanding at December 31, 2008 and 2007	24,985	24,985
Common stock warrants	1,016	—
Additional paid-in capital	17,778	17,734
Retained earnings	3,933	3,621
Accumulated other comprehensive (loss)	(522)	(128)

Total stockholders’ equity	62,570	46,212

Total liabilities and stockholders’ equity	$707,136	$606,491

See accompanying notes to consolidated financial statements

1ST FINANCIAL SERVICES CORPORATION

Consolidated Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

(dollars in thousands except per share data)

	2008	2007	2006
Interest income
Loans and fees on loans	$35,635	$36,861	$25,533
Investment securities	2,897	3,844	3,120
Interest-bearing bank balances	1	1	27
Federal funds sold	17	34	608

Total interest income	38,550	40,740	29,288

Interest expense
Deposits	16,479	19,135	13,329
Federal funds purchased and securities sold under agreements to repurchase	255	382	100
Other borrowings	1,171	158	—

Total interest expense	17,905	19,675	13,429

Net interest income	20,645	21,065	15,859
Provision for loan losses	6,520	3,390	2,396

Net interest income after provision for loan losses	14,125	17,675	13,463

Noninterest income
Service charges on deposit accounts	1,651	1,214	856
Mortgage origination income	1,714	2,333	2,165
Other service charges and fees	735	633	391
Increase in cash surrender value of life insurance	518	105	85
Net realized gain on sale of investment securities	146	(16)	8
Other income	60	25	—

Total noninterest income	4,824	4,294	3,505

Noninterest expense
Salaries and employee benefits	8,915	8,565	6,920
Occupancy	1,482	1,145	828
Equipment	1,207	1,027	810
Advertising	926	886	956
Data processing and telecommunication	2,279	1,745	1,246
Deposit insurance premiums	395	273	38
Professional fees	857	708	506
Printing and supplies expense	320	327	256
Other general and administrative	2,131	1,535	1,119

Total noninterest expense	18,512	16,211	12,679

Income before income taxes	437	5,758	4,289
Income tax expense	98	2,218	1,509

Net income	$339	$3,540	$2,780
Accretion of preferred stock to redemption value	27	—	—
Preferred dividends accrued	105	—	—

Net income available to common stockholders	$207	$3,540	$2,780

Basic income per share(1)	$0.04	$0.71	$0.56

Diluted income per share(1)	$0.04	$0.66	$0.51

Basic weighted average shares outstanding(1)	4,997,027	4,988,604	4,977,795

Diluted weighted average shares outstanding(1)	5,211,060	5,381,687	5,442,835

(1)	Amounts have been adjusted for all stock splits

See accompanying notes to financial statements

1ST FINANCIAL SERVICES CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income(Loss)

For the Years Ended December 31, 2008, 2007 and 2006

(dollars in thousands except share data)

	Common Stock		Preferred Stock		Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total

	Shares	Amount	Shares	Amount
Balance, December 31, 2005	3,975,874	$19,879	—	$—	$—	$22,479	$(2,199)	$(288)	$39,871
Exercise of stock options	12,341	62	—	—	—	61	—	—	123
Stock split, effected in the form of a stock dividend	996,314	4,981	—	—	—	(4,981)	—	—	—
Fractional shares purchased	—	—	—	—	—	(23)	—	—	(23)
Stock compensation expense	—	—	—	—	—	55	—	—	55
Comprehensive loss									—
Net income	—	—	—	—	—	—	2,780	—	2,780
Net unrealized gain on investment securities available for sale, net of income taxes of $87	—	—	—	—	—	—	—	172	172
Reclassification adjustment for gains included in net income, net of income taxes of $8	—	—	—	—	—	—	—	17	17

Total comprehensive income	—	—	—	—	—	—	—	—	2,969

Balance, December 31, 2006	4,984,529	24,922	—	—	—	17,591	581	(99)	42,995
Exercise of stock options	12,498	63	—	—	—	44	—	—	107
Cash dividend ($.10 per share)	—	—	—	—	—	—	(500)	—	(500)
Stock compensation expense	—	—	—	—	—	99	—	—	99
Comprehensive income
Net income	—	—	—	—	—	—	3,540	—	3,540
Net unrealized gain on investment securities available for sale, net of income taxes of $(3)	—	—	—	—	—	—	—	(5)	(5)
Reclassification adjustment for gains included in net income, net of income taxes of $(8)	—	—	—	—	—	—	—	(24)	(24)

Total comprehensive income	—	—	—	—	—	—			3,511

Balance, December 31, 2007	4,997,027	24,985	—	—	—	17,734	3,621	(128)	46,212
Stock compensation expense	—	—	—	—	—	44	—	—	44
Issuance of preferred stock	—	—	16,369	15,353	—	—	—	—	15,353
Issuance of common stock warrants	—	—	—	—	1,016	—	—	—	1,016
Accretion of Preferred Stock to redemption value	—	—	—	27	—	—	(27)	—	—
Comprehensive loss
Net income	—	—	—	—	—	—	339	—	339
Net unrealized gain on investment securities available for sale, net of income taxes of $(151)	—	—	—	—	—	—	—	(291)	(291)
Reclassification adjustment for gains included in net income, net of income taxes of $(52)	—	—	—	—	—	—	—	(103)	(103)

Total comprehensive loss	—	—	—	—	—	—	—	—	(55)

Balance, December 31, 2008	4,997,027	$24,985	16,369	$15,380	$1,016	$17,778	$3,933	$(522)	$62,570

See accompanying notes to financial statements

1ST FINANCIAL SERVICES CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

(dollars in thousands)

	2008	2007	2006
Cash flows from operating activities
Net income	$339	$3,540	$2,780
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,299	991	644
Provision for loan losses	6,520	3,390	2,396
Deferred income taxes	893	(341)	(744)
Amortization of premium on securities, net of discount accretion	345	186	119
Origination of available for sale loans	(97,072)	(120,531)	(106,078)
Sales of available for sale loans	97,930	119,513	106,946
Net realized loss (gains) on sales of investment securities	(146)	16	(8)
Stock compensation expense	44	99	55
Increase in cash surrender value of bank owned life insurance	(518)	—	—
Changes in assets and liabilities:
Accrued interest receivable	396	(724)	(1,273)
Other assets	(2,705)	(100)	(136)
Accrued interest payable	(1,896)	1,042	2,305
Other liabilities	(640)	868	(243)

Net cash provided by operating activities	4,789	7,949	6,763

Cash flows from investing activities
Purchases of investment securities available for sale	(74,300)	(29,667)	(45,918)
Purchases of investment securities held to maturity	(824)	—	—
Sales of investment securities available for sale	21,214	3,096	1,880
Maturities and calls of investment securities	26,601	46,422	24,217
Purchases of restricted equity securities	(5,159)	(2,086)	(1,049)
Sales of restricted equity securities	2,520	990	—
Net increase in loans	(70,147)	(143,311)	(137,340)
Purchase of bank owned life insurance	(5,000)	(6,000)	—
Purchases of property and equipment	(1,884)	(2,977)	(2,168)

Net cash used in investing activities	(106,979)	(133,533)	(160,378)

Cash flows from financing activities
Net increase in deposits	61,909	104,623	144,529
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	(8,086)	5,327	3,922
Proceeds from issuance of preferred stock	15,353	—	—
Proceeds from issuance of warrants	1,016	—	—
Proceeds from issuance of common stock, net	—	107	123
Fractional shares purchased			(23)
Net increase in borrowings	33,000	15,000	—
Dividends paid	—	(500)	—

Net cash provided by financing activities	103,192	124,557	148,551

Net increase in cash and cash equivalents	1,002	(1,027)	(5,064)
Cash and cash equivalents, beginning	61,115	10,306	15,370

Cash and cash equivalents, ending	62,117	9,279	10,306

Supplemental disclosure of cash flow information
Transfer of loans to real estate acquired in settlement of loans	$645	$—	$5

Transfer of loans to repossessions acquired in settlement of loans	$1,476	$670	$—

Interest paid	$19,801	$18,633	$11,123

Taxes paid	$1,816	$2,646	$2,335

See accompanying notes to financial statements

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Business and Basis of Presentation

1st Financial Services Corporation (“1st Financial”), formed in May 2008, is the Bank holding company for Mountain 1st Bank & Trust Company (the “Bank”). 1st Financial has no other assets or liabilities other than its investment in the Bank. 1st Financial’s business activity primarily consists of directing the activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. 1st Financial and the Bank are collectively referred to as the “Company” herein.

Mountain 1st Bank & Trust (the “Bank”) is a federally insured non-member commercial bank incorporated and chartered under the laws of North Carolina on April 30, 2004 and commenced operations on May 14, 2004. The Bank provides financial services through its branch network located in western North Carolina and operates under the banking laws of North Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation. The Bank competes with other financial institutions and numerous other non-financial services commercial entities offering financial services products. The Bank is further subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Bank’s customers are principally located in western North Carolina.

The accounting and reporting policies of the Bank follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

(B)	Business Segments

The Bank reports its activities as a single business segment. In determining proper segment definition, the Bank considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to resource allocation and performance assessment.

(C)	Principles of Consolidation

The consolidated financial statements include the accounts of 1st Financial Services Corporation and its wholly-owned subsidiary Mountain 1st Bank & Trust. All intercompany transactions and balances have been eliminated in consolidation.

(D)	Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses.

(E)	Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term interest-bearing deposits and federal funds sold. Cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered to be a reasonable estimate of fair value.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

(F)	Investment Securities

Management determines the appropriate classification of investment securities at the time of purchase. Securities are classified as held to maturity (HTM) when the Bank has both the positive intent and ability to hold the securities to maturity. HTM securities are stated at amortized cost. Securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Securities not classified as HTM or trading are classified as available for sale (AFS). AFS securities are stated at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of stockholders’ equity.

The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

A decline in the market value of any AFS or HTM security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Bank considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

At December 31, 2008 and 2007, the Bank had no trading assets. At those dates, all of the Bank’s investment securities were classified as AFS or HTM.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. The cost of securities sold is based on the specific identification method. Gains and losses are recorded on the trade date.

(G)	Restricted Equity Securities

The Bank, as a member institution is required to own stock in the Federal Home Loan Bank of Atlanta (FHLB). No ready market exists for this stock and it has no quoted market value, however, redemption of these stocks has historically been at par. At December 31, 2008, the Bank owned $3,251,700 in FHLB stock compared to $1,532,600 at December 31, 2007. Also, the Bank owns stock in its upstream correspondent, Silverton Bank (formerly the Bankers Bank of Atlanta, Georgia). The Bank’s investment in Silverton Bank stock totaled $423,528 at December 31, 2008 compared to $105,457 at December 31, 2007. Also included in restricted equity securities is an investment in Capital South Partners, LLC (a Small Business Investment Corporation) which totaled $862,500 at December 31, 2008 and 2007. Restricted Equity Securities also include a $500,000 and $102,000 investment made during 2008 in the Senior Housing Investment Fund and Pacific Coast Bankers Bank stock, respectively.

(H)	Bank Owned Life Insurance

In December, 2007 the Bank purchased $6.0 million in life insurance policies on certain key employees and in January 2008 purchased an additional $5.0 million. These policies are recorded on the Bank’s balance sheet at their cash surrender value, or the amount that can be realized, and any income from these policies and changes in the net cash surrender values are recorded in Other Noninterest Income on the Bank’s Statement of Operations.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

(I) Loans Held for Sale

The Bank originates single family, residential first mortgage loans on a pre-sold, flow basis. Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors. At closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Bank recognizes certain origination and service release fees upon the sale which are classified as mortgage origination income on the statements of operations.

(J)	Loans

Loans are generally stated at their outstanding unpaid principal balances net of an allowance for loan losses and net deferred fees and costs. Loan origination fees net of certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual life of the related loans using the level-yield method.

Interest on loans is recorded based on the principal amount outstanding. The Bank ceases accruing interest on loans (including impaired loans) when, in management’s judgment, the collection of interest appears doubtful or the loan is past due 90 days or more. Payments received on non-accrual loans generally are applied to principal first, and then to interest after all principal payments have been satisfied. Management may return a loan classified as nonaccrual to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

(K)	Allowance for Loan Losses

The allowance for loan and lease losses (ALLL) is established through provisions for losses charged against income. Loan amounts deemed to be uncollectible are charged against the ALLL, and subsequent recoveries, if any, are credited to the allowance. The ALLL represents management’s estimate of the amount necessary to absorb estimated probable losses in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on individual loan reviews, past loan loss experience, economic conditions in the Bank’s market areas, the fair value and adequacy of underlying collateral, and the growth and loss attributes of the loan portfolio. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Thus, future additions to the ALLL may be necessary based on the impact of changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ALLL. Such agencies may require the Bank to recognize adjustments to the ALLL based on their judgments about information available to them at the time of their examination.

A loan is considered impaired when full payment according to the terms of the loan agreement is not probable or when the terms of a loan are modified. The ALLL related to loans that are deemed impaired is based on discounted cash flows using the loan’s initial effective interest rate, the loan’s observable market price, or the fair value of the collateral for collateral dependent loans. At December 31, 2008 the only loans considered by the Bank to be impaired were one restructured loan which totaled $798 thousand and $10.0 million in non-accrual loans. At December 31, 2007 impaired loans were comprised of $1.3 million in non-accrual loans.

(L)	Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans (ORE) consists of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

recorded value may be subsequently reduced by additional write-downs, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Costs related to the improvement of the property are capitalized, whereas those related to holding the property are expensed. Such properties are held for sale and, accordingly, no depreciation or amortization expense is recognized. As of December 31, 2008, the Bank held approximately $645 thousand of ORE. The Bank held no ORE at December 31, 2007.

(M)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets which range from 2 to 15 years for leasehold improvements and 2 to 25 years for furniture and equipment.

Maintenance, repairs, renewals and minor improvements are charged to expense as incurred. Major improvements are capitalized and depreciated.

(N)	Advertising Costs

Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

(O)	Borrowings

At December 31, 2008, the Bank’s borrowings consisted of $48.0 million in borrowings from the Federal Home Loan Bank (FHLB), federal funds purchased of $237 thousand and securities sold under agreements to repurchase of $1.1 million. At December 31, 2007, the Bank’s borrowings consisted of $15.0 million in overnight borrowings from the FHLB, federal funds purchased totaling $7.9 million and securities sold under agreements to repurchase of $1.5 million.

(P)	Income Taxes

The provision for income taxes consists of amounts currently payable to taxing authorities and the net change in income taxes payable or refundable in future years. Income taxes deferred to future years are determined using the asset and liability method. Under this method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect when such amounts are realized or settled.

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Bank adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Bank’s financial position.

(Q)	Stock Splits

On February 14, 2005, December 1, 2005 and December 5, 2006 the Bank effected 5-for-4 stock splits in the form of stock dividends. Net income (loss) per share information has been adjusted for all periods prior to the splits.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

(R)	Net Income Per Share

Basic income per share represents the net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the year ended December 31, 2008, basic weighted average shares outstanding totaled 4,997,027 and basic earnings per share amounted to $0.04 per share. Diluted weighted average shares totaled 5,211,060 which accounted for no dilution per share and resulted in fully diluted EPS of $0.04 for the year ended December 31, 2008. For the year ended December 31, 2007, basic weighted average shares outstanding totaled 4,988,604 and basic earnings per share (EPS) amounted to $0.71 per share. Diluted weighted average shares totaled 5,381,687 which accounted for dilution of $0.05 per share and resulted in fully diluted EPS for 2007 of $0.66 per share. For the year ended December 31, 2006, basic weighted average shares outstanding totaled 4.977,795 and basic earnings per share (EPS) amounted to $0.56 per share. Diluted weighted average shares totaled 5,442,835 which accounted for dilution of $0.05 per share and resulted in fully diluted EPS for 2006 of $0.51 per share.

(S)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on investment securities available for sale, net of taxes. Comprehensive income (loss) is presented in the statements of stockholders’ equity and comprehensive income (loss).

(T)	Stock Compensation

In December 2004, the FASB issued SFAS No. 123(Revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized ratably in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt, and the Bank has adopted effective January 1, 2006, the new standard using a modified prospective method. Under the modified prospective method, companies are allowed to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively on the nonvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. At December 31, 2006, the Bank had two stock-based payment plans, one for directors and another for employees, which is described below. Prior to January 1, 2006, the Bank, as permitted under SFAS 123, applied the intrinsic value method under APB 25 and related interpretations in accounting for its stock-based compensation plan.

Effective January 1, 2006, the Bank adopted the provisions of SFAS 123(R) thereby expensing employee stock-based compensation using the fair value method prospectively for all awards granted, modified, or settled on or after January 1, 2006. The fair value at the date of grant of the stock option is estimated using the Black-Scholes option-pricing model based on assumptions noted in a table below. The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience. Compensation expense is recognized on a straight-line basis over the stock option vesting period. The impact of adoption of the fair value based method for expense recognition of employee awards resulted in net expense of

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

approximately $44 thousand for the year ended December 31, 2008 compared to $99 thousand for the year ended December 31, 2007.

The Bank’s stock option plans, which are stockholder approved, provide for stock options to be granted primarily to directors, officers and other key associates. Options granted under the directors’ stock option plan are non-incentive stock options while options granted under the employee stock option plan are incentive stock options. Share option awards are granted with an exercise price equal to, or higher than, the market price of the Bank’s shares at the date of grant. Options vest ratably over a pre-determined period, generally five years, and expire after ten years from the date of grant, except as discussed below. Share options awards provide for accelerated vesting if there is a change in control, as defined in the stock option plan. At December 31, 2008, no shares were available to be granted under the directors’ plan and 327,706 shares remained available for award under the employee plan. Of the 941,095 options awarded prior to December 31, 2005, 933,283 or 99.2% were fully vested at that date with the remaining shares fully vested during the first and second quarters of 2006.

As noted in Note 12, the Plans were established in 2004 subject to approvals of shareholders and the Commissioner, which occurred in June 2005. The Bank entered into stock option agreements during 2004 with directors and certain employees. Agreements executed in June and July of 2004 for options to purchase approximately 595 thousand shares (all share and per share amounts in this note have been adjusted for all stock splits) had an exercise price of $5.63 per share that was less than the market value of $10.35 per share of the Bank’s stock on the deemed grant date in June 2005. The difference between the exercise price and the market value of the stock was $4.72 per share (i.e. the intrinsic value). Compensation cost recognized in the year ended December 31, 2005 was approximately $2.8 million. This amount represents the per share intrinsic value based on the 595 thousand shares at the value of $4.72 per share.

Management believes that the over-the-counter (“OTC”) quoted market prices of the Bank’s stock do not reflect an accurate value of the stock since the stock is not traded in large volumes and the OTC bid and ask quotes are for very small share lots. The Plans themselves contemplate that there is no efficient market unless the stock is listed on an exchange. The Plans assign the responsibility to value the stock at each grant date to the Board of directors, until such time the Bank’s stock trades on a stock exchange. Management believes that this approach to valuation is consistent with the measurement principles established by APB 25.

The Bank engaged an investment banker to assist in the valuation of the Bank’s stock as of June 2005. The investment banker first concluded that the Bank’s stock does not freely trade on an established market, which is the condition required to be met by APB 25 when the value of the underlying stock is valued on a basis other than a quoted market price. Next the valuation considered the ratio of the market price of publicly traded (on an exchange) peer group banks in relation to their book values. This ratio was then applied to the book value of the Bank to estimate a value under this approach. The valuation also included a discounted cash flow analysis using discount rates of 13% to 15% applied to growth and performance assumptions provided by management. The results of the values obtained under the two methodologies were analyzed and a conclusion was reached by the Board of Directors that the value of the stock at the time the Plans were approved was $10.35 per share.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) if a company elects to follow the intrinsic value method of measuring compensation cost under APB 25, proforma disclosures of compensation cost must be made as if the Bank had adopted the fair value recognition method under SFAS 123. The following table illustrates the effect on net income (loss) per share and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each of the periods presented: (dollars in thousands except per share data).

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net income as reported	$339	$3,540	$2,780
Add: stock-based employee compensation expense included in reported net income	44	99	55
Deduct: total stock based employee compensation cost determined under fair value based method	(44)	(99)	(55)

Pro forma net loss, based on SFAS No. 123R	$339	$3,540	$2,780

Basic earnings (loss) per share:
As reported	$0.04	$0.71	$0.56
Pro forma	$0.04	$0.71	$0.56
Diluted earnings (loss) per share:
As reported	$0.04	$0.66	$0.51
Pro forma	$0.04	$0.66	$0.51
Assumptions in estimating option values:
Risk-free rate	4.07%	—	4.96%
Dividend yield	—%	—	—%
Volatility	30.34%	—	30%
Expected life	10 years	—	10 years

The weighted average fair value of options granted for the years ended December 31, 2008 and 2006 were $4.93 and $10.36, respectively. No options were granted during 2007.

(U)	Reclassifications

Certain prior year amounts have been reclassified from service charges on deposit accounts to other service charges and fees in the financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or stockholders’ equity.

(V)	Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) as future acquisitions occur.

Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009. SFAS 160 had no impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 was effective for the Company on January 1, 2009 and will result in additional disclosures if the Company enters into any material derivative or hedging activities.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140. FSP 140-3 was effective for the Company on January 1, 2009. The adoption of FSP 140-3 had no impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

principles. This FSP was effective for the Company on January 1, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position was effective as of January 1, 2009 and had no material effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Company’s financial position, results of operations, earnings per share or cash flows.

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

The Staff Position also amends FASB Interpretation No. (“FIN”) 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The Staff Position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position had no material effect on the Company’s financial position, results of operations or cash flows.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 17) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 3.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities. The FSP is effective for the first reporting period ending after December 15, 2008. This FSP had no material impact on the financial position of the Company.

(W)	Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No.’s 137, 138 and 149 establishes accounting and reporting standards for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measures those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. The Bank does not currently engage in any activities that qualify for hedge accounting under SFAS 133. Accordingly, changes in fair value of these derivative instruments are included in gain on sales of loans held for sale in the consolidated statements of operations.

Note 2 — Restrictions on Cash

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Bank or on deposit with the Federal Reserve Bank (FRB). During 2007, the Bank adopted an internal deposit reclassification system (approved by the Board of Governors under Regulation D) whereby significant portions of interest bearing and noninterest bearing transaction accounts are transferred to a non-reservable savings account status. As a result, all required reserves at December 31, 2008 and 2007 were met by the Bank’s vault cash.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Note 3 — Investment Securities

Following is a summary of investment securities at December 31, 2008 and 2007 (dollars in thousands):

	At December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
U.S. Government agencies	$15,829	$—	$403	$15,426
Government sponsored enterprises	2,000	—	—	2,000
Mortgage backed securities	69,762	224	611	69,375

Total securities available for sale	$87,591	$224	$1,014	$86,801

	At December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
U.S. Government agencies	$14,536	$54	$306	$14,284
Government sponsored enterprises	10,921	128	3	11,046
Mortgage backed securities	35,851	128	194	35,785

Total securities available for sale	$61,308	$310	$503	$61,115

The following tables show the gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007, respectively. All unrealized losses on investment securities are considered by management to be temporary in nature. Given the credit ratings on these investment securities, the short duration of the individual securities, and the Bank’s ability and intent to hold these securities to maturity, these securities are not considered to be permanently impaired. (dollars in thousands):

	At December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U. S. Government Agencies	$8,278	$235	$7,551	$168	$15,829	$403
Government-sponsored enterprises	—	—	—	—	—	—
Mortgage backed securities	44,086	611	—	—	44,086	611

Total temporarily impaired securities	$52,364	$846	$7,551	$168	$59,915	$1,014

	At December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U. S. Government Agencies	$10,168	$306	$—	$—	$10,168	$306
Government-sponsored enterprises	—	—	997	3	997	3
Mortgage backed securities	8,341	190	1,597	4	9,938	194

Total temporarily impaired securities	$18,509	$496	$2,594	$7	$21,103	$503

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Thirteen individual securities were in a continuous unrealized loss position for twelve months or more at December 31, 2008.

The aggregate amortized cost and fair value of investment securities available for sale at December 31, 2008, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations (dollars in thousands):

	At December 31, 2008
	Amortized cost	Fair value
U. S. Government agencies
Due after 1 year through 5 years	$723	$715
Due after 5 years through 10 years	6,805	6,655
Due after 10 years	8,301	8,056
Government-sponsored enterprises
Due within 1 year	2,000	2,000
Due after 1 year through 5 years	—	—
Due after 10 years	—	—
Mortgage-backed securities	69,762	69,375

Total	$87,591	$86,801

Proceeds from sales of investment securities available for sale were $21.2 million and $3.1 million for the years ended December 31, 2008 and 2007, respectively. Gross realized gains from the sales of investment securities available for sale for the year ended December 31, 2008, 2007, and 2006 were $146,000, $0, and $8,000, respectively. Gross realized losses for the year ended December 31, 2007 were $16,000. There were no realized losses for the years ended December 31, 2008 or 2006.

Investment securities with amortized cost of $12.5 million and fair value of $12.5 million were pledged as collateral on a credit availability through Silverton Bank, for securities sold under agreements to repurchase and other banking purposes at December 31, 2008.

Note 4 — Loans

Following is a summary of loans, excluding loans held for sale, at December 31, 2008, 2007, and 2006 (dollars in thousands):

	At December 31,
	2008	2007	2006
Real estate:
Construction and development	$165,017	$159,127	$131,928
1-4 family residential	117,835	99,692	68,427
Multifamily	9,018	5,768	4,478
Nonfarm, nonresidential	193,010	164,940	98,220

Total real estate loans	484,880	429,527	303,053
Commercial and industrial loans	88,471	80,867	64,946
Consumer	6,505	6,514	7,182

	579,856	516,908	375,181
Allowance for loan losses	(9,013)	(7,571)	(5,765)

Total loans	$570,843	$509,337	$369,416

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

At December 31, 2008, the Bank had $10.0 million in non-accruing loans compared to $1.3 million and $611 thousand at December 31, 2007 and 2006, respectively. The foregone interest associated with these loans totaled $233 thousand at December 31, 2008 compared to $124 thousand and $26 thousand at December 31, 2007 and 2006, respectively.

Note 5 — Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows (dollars in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Balance, beginning	$7,571	$5,765	$3,652
Provision for loan losses charged to expense	6,520	3,390	2,396
Loan charge-offs	(5,107)	(1,597)	(288)
Loan recoveries	29	13	5

Balance, ending	$9,013	$7,571	$5,765

Note 6 — Property and Equipment

The components of property and equipment and accumulated depreciation are as follows (amounts in thousands):

	At December 31,
	2008	2007
Premises:
Land	$275	$275
Buildings	597	294
Leasehold improvements	3,197	2,631
Furniture and fixtures	3,957	3,468
Computer and telecom equipment and software	2,488	1,962
Other	26	26

Property and equipment, total	10,540	8,656
Less accumulated depreciation	(3,400)	(2,101)

Property and equipment	$7,140	$6,555

Depreciation amounted to $1.3 million, $991 thousand and $644 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Note 7 — Time Deposits

Time deposits in denominations of $100,000 or more were $176.5 million and $168.9 million at December 31, 2008 and 2007, respectively. Interest expense on such deposits aggregated approximately $6.7 million, $7.9 million and $5.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Time deposits maturing subsequent to December 31, 2008 are as follows (dollars in thousands):

Maturing in	Amount
2009	$355,423
2010	7,230
2011	1,131
2012	213
2013	370

$364,367

Note 8 — Borrowings

At December 31, 2008, the Bank’s borrowings consisted of borrowings from the Federal Home Loan Bank, federal funds purchased and securities sold under agreements to repurchase. Additional information as of December 31, 2008 and 2007 is summarized below: (dollars in thousands):

	2008	2007
Outstanding balance at December 31	$49,372	$24,458

Year-end weighted average rate	0.48%	4.43%

Daily average outstanding during the period	$57,836	$10,307

Average rate for the period	2.47%	5.24%

Maximum outstanding at any month-end during the period	$83,694	$24,458

At December 31, 2008, the Bank’s borrowings consisted of $48.0 million in borrowings from the Federal Home Loan Bank at a rate of 0.46%, federal funds purchased of $237 thousand at a rate of 0.95% and securities sold under agreements to repurchase of $1.1 million at a rate of 0.83%. A portion of the Bank’s borrowings are collateralized by investment securities as described in Note 3.

As of December 31, 2008, the Bank had lines of credit to purchase federal funds from unrelated banks totaling $38.5 million. These lines of credit are unsecured and are available on a one to fourteen day basis for general corporate purposes. As of December 31, 2008, the Bank had no outstanding balances on these lines. The Bank also has a line of credit to borrow funds from a correspondent bank on a secured basis. This $7.0 million line is available on a one day basis and is secured by investment securities with total fair market values of $7.9 million.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Note 9 — Leases

As of December 31, 2008, the Bank leases office space under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (dollars in thousands):

Year Ending December 31,	Amount
2009	$701
2010	740
2011	628
2012	602
2013	607
Thereafter	1,255

$4,533

The leases contain options for renewals after the expiration of the current lease terms. The cost of such renewals is not included above. Total rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $739 thousand, $606 thousand and $465 thousand, respectively.

Note 10 — Income Taxes

The following table presents the Bank’s current and deferred income tax provision (benefit) at the end of 2008, 2007 and 2006 (dollars in thousands):

The components of income tax expense are as follows (amounts in thousands):

	Current	Deferred	Total
Year ended December 31, 2008:
Federal	$574	$(502)	$72
State	93	(67)	26

	$667	$(569)	$98

Year ended December 31, 2007:
Federal	$2,165	$(280)	$1,885
State	394	(61)	333

	$2,559	$(341)	$2,218

Year ended December 31, 2006:
Federal	$1,958	$(688)	$1,270
State	295	(56)	239

	$2,253	$(744)	$1,509

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Reconciliation between the income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows (dollars in thousands):

	For the Years Ended
	2008	2007	2006
Tax at statutory federal rate	$148	$1,958	$1,458
State income tax, net of federal benefit	17	220	158
Nondeductible employee stock compensation	15	34	—
Other	94	6	101
Deferred tax asset valuation allowance change, net	—	—	(208)
Cash surrender value of life insurance	(176)	—	—

Income tax expense	$98	$2,218	$1,509

The significant components of deferred tax assets and liabilities are summarized as follows (dollars in thousands):

	At December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$3,192	$2,555
Pre-opening expenses	34	80
Nonqualified stock compensation	575	575
Unrealized losses on securities available for sale	269	66
Other	175	—
Deferred loan costs, net	25	—

Deferred tax asset	$4,270	$3,276

Deferred tax liabilities:
Depreciation	$(819)	$(542)
Deferred loan costs, net	—	(55)

Deferred tax liability	$(819)	$(597)

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2008 and 2007, management determined that it was more likely than not that all assets would be realized and no valuation allowance was appropriate. As of December 31, 2005, in consideration of the lack of an established earnings history, management provided valuation allowances of approximately 11% to reflect its estimate of net realizable value as of that date. The net deferred asset is included in “other assets” in the balance sheet.

The Bank has analyzed the tax positions taken or expected to be taken in its tax returns and has concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

Note 11 — 401(k) / Profit Sharing Plan

Effective January 1, 2005, the Bank adopted a 401(k) / Profit Sharing Plan which is available to all full-time employees and part-time employees working more than 1000 hours per year. The 401(k) plan provides that employee contributions are matched in an amount equal to 100% of employee contributions which do not exceed

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

3% of compensation and 50% of employee contributions over 3% and up to 5% of compensation. Both employee contributions and the initial 3% Bank matching contribution under the 401(k) Plan are 100% vested at all times. The additional 2% match under the 401(k) Plan, as well as any discretionary Bank contributions under the Profit Sharing Plan, are fully vested after three years. Matching contributions under the 401(k) Plan / Profit Sharing Plan totaled approximately $241 thousand, $202 thousand and $164 thousand for 2008, 2007 and 2006, respectively. There were no discretionary contributions made in 2008 or 2007. Discretionary contributions totaled $112 thousand for the 2006 plan year.

Note 12 — Stock Options

Stock Option Plans

During 2004, the Bank’s Board of Directors approved both an Employee Stock Option Plan and a Director Stock Option Plan (collectively referred to as the Plans) subject to the approval of the Bank’s stockholders and the North Carolina Commissioner of Banks. The Plans, as they subsequently were amended by the Board and approved by the Bank’s stockholders and the Commissioner, provide that up to 497,110 shares (adjusted for all stock splits) of the Bank’s common stock may be issued under each of these plans for a combined total of 994,220 shares. Options granted under the Plans may be vested immediately and expire no more than 10 years from date of grant. The exercise price for any options granted under the Plans is set by the Board of Directors at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split). In 2007, no options were granted either under the Employee Stock Option Plan or the Director Stock Option Plan. During 2006, 25,000 options were granted under the Employee Stock Option Plan while no options were granted under the Director Stock Option Plan. Including options forfeited and those exercised, the total number of options outstanding at December 31, 2007 under each plan was 497,110 in the Director Stock Option Plan and 431,667 in the Employee Stock Option Plan.

During 2008, the Company’s Board of Directors and stockholders approved the 2008 Omnibus Equity Plan, which provided an additional 250,000 shares of the 1st Financials’ common stock to be reserved and made available for use as either stock option awards or restricted stock grants. As of December 31, 2008, no restricted stock awards have been granted. During 2008, 10,000 options were granted and 50,195 options were forfeited.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

A summary of the activity in the Plans and related information for the years ended December 31, 2008, 2007, 2006 is as follows:

	Shares Available for Grants	Outstanding Options		Exercisable Options
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2005	53,125	941,095	$8.49	933,283	$8.49

Options granted	(25,000)	25,000	23.90	—	—
Options vested	—	—	—	7,812	5.63
Options exercised	—	(15,434)	7.97	(15,434)	7.97
Options forfeited	2,344	(2,344)	13.31	(2,344)	13.31

At December 31, 2006	30,469	948,317	8.90	923,317	8.90

Options granted	—	—	—	—	—
Options vested	—	—	—	5,000	23.90
Options exercised	—	(12,498)	8.51	(12,498)	8.51
Options forfeited	7,042	(7,042)	13.31	(7,042)	13.31

At December 31, 2007	37,511	928,777	8.86	908,777	8.86

2008 Omnibus Plan	250,000	—	—	—	—
Options granted	(10,000)	10,000	9.90	—	—
Options vested	—	—	—	2,500	24.00
Options exercised	—	—	—	—	—
Options forfeited	50,195	(50,195)	14.08	(40,195)	10.86

At December 31, 2008	327,706	888,582	$8.58	871,082	$8.43

Additional information concerning the Bank’s Plans as of December 31, 2008 is as follows:

Exercise Price	Number Outstanding	Number Exercisable	Average Intrinsic Value (1)	Weighted Average Remaining Contractual Life
$5.63	566,297	566,297	$492	5.49 Years
$9.90	10,000	—	—	9.50 Years
$12.29	9,766	9,766	—	6.76 Years
$13.31	271,713	271,713	—	7.75 Years
$14.08	12,056	12,056	—	7.75 Years
$20.60	6,250	6,250	—	6.94 Years
$24.00	12,500	5,000	—	8.50 Years

Total outstanding at end of the year	888,582	871,082	$492	6.98 Years

(1)	dollars in thousands

It is the Bank’s policy to issue new shares to satisfy option exercises. There were no options exercised during 2008. Cash received from option exercises amounted $107 thousand for the years ended December 31, 2007. The total intrinsic value of options exercised in 2007 was $160 thousand.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

As of December 31, 2008 anticipated total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods (in thousands):

Year Ending December 31	Amount
2009	$33,042
2010	25,665
2011	19,943
2012	17,784
2013	15,720

$112,154

Note 13 — Contingent Liabilities, Commitments and Uncertainties

Litigation

In the normal course of business the Bank is involved in various legal proceedings. Management believes that any liability resulting from such proceedings will not be material to the financial statements.

Risks and Uncertainties

In the normal course of its business, the Bank encounters numerous risks. Two of the most significant of these types of risk are economic and regulatory. There are three main components of economic risk; interest rate risk, credit risk, and market risk. The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Bank’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Bank, and the valuation of loans held for sale and investment securities available for sale.

The Bank is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Bank also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operation restrictions, resulting from the regulators’ judgments based on information available to them at the time of their examination.

Financial Instruments with Off-Balance-Sheet-Risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments are as follows (dollars in thousands):

	At December 31,
	2008	2007
Commitments to extend credit	$91,086	$97,999
Standby letters of credit	2,751	960

	$93,837	$98,959

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivables, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances which the Bank deems necessary. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The Bank has not recorded a liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Bank to concentrations of credit risk, consist principally of loans, investment securities, federal funds sold and amounts due from banks with loans accounting for the most significant risk.

The Bank makes loans to individuals and small businesses for various personal and commercial purposes primarily in western North Carolina. Management does not consider the loan portfolio to be significantly concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

Recently, banking regulators have raised concern and are preparing to heighten regulatory scrutiny regarding loan portfolios with concentrations of loans collateralized by real estate, particularly commercial real estate (“CRE”). They have defined CRE to include construction loans, acquisition and development loans, loans collateralized with tracts of raw land for speculative purposes, any sort of commercial premise unless it is owner occupied and a number of other subcategories. As noted within this report, slightly more than 83% of Mountain 1st Bank’s loan portfolio is collateralized by real estate. As with the vast majority of community banks, management believes that utilizing real estate as collateral generally provides the safest form of lending reasonably available to the Bank. Furthermore, real estate lending is the principal core competency and expertise of the Bank’s lending team. North Carolina has become the number one state in the country for in-migration and western North Carolina has been and is forecast to continue to be the beneficiary of a sizeable portion of this influx of new residents. These factors, coupled with the diversification of the different types of real estate collateral and the Bank’s emphasis on borrowers’ secondary repayment sources rather than placing over reliance on liquidation of real estate as the source of repayment of loans, significantly mitigates the risk of this concentration in management’s opinion.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (“LTV”). Regulatory

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital. These types of loans totaled $64.2 million at December 31, 2005 representing 148.6% of the Bank’s total risk-based capital. During 2006, management determined that a reduction in the amount of loans with LTV exceptions was warranted to aid in mitigating the above noted real estate concentration risk. As a result of management’s actions, loans with LTV’s that exceeded regulatory guidelines were reduced to 88% of risk-based capital at December 31, 2006. Continued efforts in 2007 further reduced the amount of loans with LTV exceptions to $29.0 million or 55% of risk-based capital at December 31, 2007. LTV exceptions rose to 60% at December 31, 2008.

The Bank’s investment portfolio consists principally of obligations of the United States, its agencies, Government Sponsored Enterprises and general obligation municipal securities. In the opinion of management, there is no concentration of credit risk in its investment portfolio.

The Bank places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Note 14 — Stockholders’ Equity

Preferred Stock

In November 2008, under the U.S. Department of the Treasury’s (U.S. Treasury) TARP Capital Purchase Program, 1st Financial issued to the U.S. Treasury 16,369 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock), and a 10-year warrant to purchase up to 276,815 shares of common stock at an exercise price of $8.87 per share, for aggregate proceeds of $16,369,000. The allocated carrying values of the warrant and the Series A Preferred Stock on the date of issuance (based on their relative fair values) were $1,016,000 and $15,353,000, respectively. Cumulative dividends on the Series A Preferred Stock are payable at 5% per annum through November 14, 2013 and at a rate of 9% per annum thereafter. The Series A Preferred Stock will be accreted to the redemption price of $16,369,000 over five years. The warrant is exercisable at any time until November 14, 2018 and the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events. If, on or prior to December 31, 2009, the company receives aggregate gross cash proceeds of at least $16,369,000 from sales of Tier 1 qualifying perpetual preferred stock or common stock, the number of shares of common stock issuable upon exercise of the warrant will be reduced by one-half of the original number of shares of common stock.

Each share of Series A Preferred Stock issued and outstanding has no par value, has a liquidation preference of $1,000 and is redeemable at the company’s option, subject to the approval of the Federal Reserve Board, at a redemption price equal to $1,000 plus accrued and unpaid dividends, provided that through November 14, 2011 the Series A Preferred Stock is redeemable only in an amount up to the aggregate net cash proceeds received from sales of Tier 1 qualifying perpetual preferred stock or common stock, and only once such sales have resulted in aggregate gross proceeds of at least approximately $4.1 million.

The Series A Preferred Stock has a preference over the company’s common stock upon liquidation. Dividends on the preferred stock, if declared, are payable quarterly in arrears. The company’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the company fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period. In addition, pursuant to the U.S. Treasury’s TARP Capital Purchase Program, until at the earliest November 14, 2011 or the redemption of all of the Series A Preferred Stock or transfer by the U.S. Treasury of all of the Series A Preferred Stock to third parties, the company must obtain the consent of the U.S. Treasury to raise the firm’s common stock dividend or to repurchase any shares of common stock or other preferred stock, with certain exceptions.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Restriction on Dividends

As a North Carolina banking corporation, the Bank may pay cash dividends only out of undivided profits as determined pursuant to North Carolina banking laws. However, regulatory authorities may limit payment of dividends when it is determined that such a limitation is in the public interest and is necessary to ensure a bank’s financial soundness. In addition, as a condition to receiving its charter, the Bank entered into an agreement with the North Carolina Banking Commission (which is standard with all newly chartered banks in the state) restricting the payment of cash dividends for the first three years of its existence.

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the applicable regulations.

As of December 31, 2008, the most recent notification from the Bank’s primary regulator categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no events or conditions since that notification that management believes have changed the Bank’s category.

The table below summarizes the Company and the Bank’s capital ratios at December 31, 2008 and 2007 (dollars in thousands):

	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Capital (to Risk-weighted Assets)
Company	$70,028	12.67%	$44,223	8.00%	$55,279	10.00%
Bank	$64,665	11.70%	$44,223	8.00%	$55,279	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$63,092	11.41%	$22,112	4.00%	$33,167	6.00%
Bank	$57,729	10.44%	$22,112	4.00%	$33,167	6.00%
Tier I Capital (to Average Assets)
Company	$63,092	9.12%	$27,673	4.00%	$34,591	5.00%
Bank	$57,729	8.34%	$27,673	4.00%	$34,591	5.00%
As of December 31, 2007
Total Capital (to Risk-weighted Assets)
Bank	$52,661	10.44%	$40,362	8.00%	$50,452	10.00%
Tier I Capital (to Risk-weighted Assets)
Bank	$46,339	9.18%	$20,181	4.00%	$30,271	6.00%
Tier I Capital (to Average Assets)
Bank	$46,339	7.85%	$23,612	4.00%	$29,515	5.00%

Note: 1st Financial Services Corporation (bank holding company) formed in 2008

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Note 15 — Related Party Transactions

The Bank has loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors and their affiliates (dollars in thousands):

	At December 31,
	2008	2007
Balance, beginning	$18,220	$15,625
New loans and advances	13,998	9,153
Repayments	(5,706)	(6,558)

Balance, ending	$26,512	$18,220

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectability. The Bank also enters into other transactions in the ordinary course of business with affiliates. Bank policy requires transactions with affiliates to be on terms no less favorable than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors. The following are two transactions entered into with affiliates which were outstanding at December 31, 2008:

The Bank leases the site for its Fletcher branch from a company owned by a director of the Bank. The initial lease term is ten years, with options to renew the lease for up to three successive five-year renewal terms. The terms of the lease call for a $3,200 per month rental payment during the first five years of the initial term, with payments during the second five years to be increased by the lesser of 18% or the aggregate increase in the Chained Consumer Price Index for all Urban Consumers during the previous five years. Rental payments during each renewal term will be adjusted by the lesser of 15% or the aggregate increase in the Chained Consumer Price Index for all Urban Consumers for the immediately preceding five years. Lease payments under this lease totaled $38,400 for the years ended December 31, 2008, 2007 and 2006.

The Bank leases the site for its Marion branch from a company of which a director is co-owner. The initial lease term is five years, with options to renew the lease for up to four successive three-year renewal terms. The terms of the lease call for a $3,500 per month rental payment during the initial term. Rental payments for each renewal term will be adjusted by the aggregate increase in the Consumer Price Index for all Urban Consumers for the immediately preceding lease term. Lease payments under this lease totaled $42,000 for the year ended December 31, 2008 and 2007 and $26,250 for the portion of the year during which the Bank leased this facility in 2006.

Note 16 — Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires a company to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007, respectively.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks, Federal Funds Sold and Interest-Earning Deposits

The carrying amounts for cash and due from banks, federal funds sold and interest-earning deposits approximate fair value because of the short maturities of those instruments. These instruments are considered cash and cash equivalents.

Investment Securities

Fair values for investment securities are based on quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Held for Sale

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Bank Owned Life Insurance

The carrying value of life insurance approximates fair value since this investment is carried at cash surrender value, as determined by the insurer.

Deposits, Short-term Borrowings and Long-term Debt

The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits, short-term borrowings and long-term debt is estimated based upon the discounted value of projected future cash outflows using the rates currently offered for instruments of similar remaining maturities.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts of accrued interest receivable and accrued interest payable are assumed to approximate fair values. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, as well as U.S. Government and agency mortgage backed debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2008 (dollars in thousands):

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investments	$—	$86,801	$—
Mortgage loans held for sale	—	4,177	—
Impaired loans	—	10,806	—

Total	$—	$101,784	$—

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

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2008 and 2007 (dollars in thousands):

	Carrying value	Estimated fair value
As of December 31, 2008
Financial assets:
Cash and cash equivalents	$10,244	$10,244
Federal funds sold and interest earning bank balances	37	37
Investment securities available for sale	86,801	86,801
Investment securities held to maturity	824	831
Loans available for sale	4,177	4,177
Loans, net of allowance for loan losses	570,843	568,309
Bank owned life insurance	11,518	0

Financial liabilities:
Deposits	$591,014	$576,671
Securities sold under agreements to repurchase and federal funds purchased	1,372	1,386
Borrowings	48,000	48,000

As of December 31, 2007
Financial assets:
Cash and cash equivalents	$9,210	$9,210
Federal funds sold and interest earning bank balances	69	69
Investment securities available for sale	61,115	61,115
Loans available for sale	5,035	5,035
Loans, net of allowance for loan losses	509,337	513,995
Bank owned life insurance	6,000	6,000

Financial liabilities:
Deposits	$529,105	$525,989
Securities sold under agreements to repurchase and federal funds purchased	9,458	9,460
Borrowings	15,000	14,785

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Note 17 — Quarterly Financial Data (Unaudited)

Unaudited condensed financial data by quarter for the years ended December 31, 2008 and 2007 is as follows (dollars in thousands except per share data):

	For the Year Ended December 31, 2008				For the Year Ended December 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$9,248	$9,523	$9,504	$10,275	$10,977	$10,763	$10,009	$8,991
Interest expense	3,889	4,216	4,582	5,218	(5,363)	(5,197)	(4,767)	(4,348)

Net interest income	5,359	5,307	4,922	5,057	5,614	5,566	5,242	4,643
Provision for loan losses	4,280	615	940	685	(1,035)	(860)	(832)	(663)

Net interest income after provision for loan losses	1,079	4,692	3,982	4,372	4,579	4,706	4,410	3,980
Noninterest income	1,095	1,111	1,260	1,358	1,016	1,119	1,100	1,059
Noninterest expense	(4,463)	(5,057)	(4,483)	(4,509)	(4,426)	(4,281)	(3,976)	(3,528)

Income (loss) before income taxes	(2,289)	746	759	1,221	1,169	1,544	1,534	1,511
Income tax (expense) benefit	821	(236)	(251)	(432)	(390)	(602)	(606)	(620)

Net income (loss)	(1,468)	510	508	789	779	942	928	891

Accretion of preferred stock	27	—	—	—	—	—	—	—
Preferred dividends accrued	105	—	—	—	—	—	—	—

Net income (loss) available to common stockholders	$(1,600)	$510	$508	$789	$779	$942	$928	$891

Earnings (loss) per common share:(1)
Basic	$(0.32)	$0.10	$0.10	$0.16	$0.16	$0.19	$0.18	$0.18

Diluted	$(0.32)	$0.10	$0.10	$0.15	$0.15	$0.18	$0.17	$0.16

Weighted average shares outstanding:(1)
Basic	4,997,027	4,997,027	4,997,027	4,997,027	4,997,027	4,988,197	4,984,529	4,984,529
Diluted	4,997,027	5,188,698	5,248,856	5,256,327	5,291,732	5,366,787	5,414,185	5,446,481

(1)	All share and per share amounts have been adjusted for stock splits

Note 18 — Subsequent Event

On February 16, 2009, 1st Financial and AB&T Financial Corporation (AB&T), the parent company of Alliance Bank & Trust Company, entered into a definitive agreement whereby AB&T Financial Corporation will merge with and become part of 1st Financial Services Corporation. Under the terms of the agreement, AB&T stockholders will exchange each of their approximately 2,678,205 shares of common stock and 369,636 stock options for 1.175 1st Financial common shares, and the approximately 369,636 stock options would be exchanged for options to purchase shares of 1st Financial common stock on the same basis. The merger is designed to be a tax free exchange. Cash will be paid in lieu of fractional shares. The terms of exchange represent pro forma

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

ownership in the resulting combined institution of approximately 37.8% and 62.2% for AB&T and 1st Financial stockholders, respectively, on a diluted basis. Closing of the merger, which is expected to occur in the second or third quarter of 2009, is subject to certain conditions, including approval by the stockholders of both companies and regulatory approval.

NOTE 19 — Parent Company Financial Information

Following is condensed financial information of 1st Financial Services, Inc. (parent company only). Since 1st Financial Services was formed in May 2008 no prior period information is presented.

Condensed Balance Sheet

December 31, 2008
Assets
Cash and cash equivalents	$5,366
Investment in subsidiaries	57,207

Total assets	$62,573

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$3
Shareholders’ equity	62,570

Total liabilities and shareholders’ equity	$62,573

Condensed Statement of Income

For the year ended December 31, 2008
Income
Total income	$—

Expenses
Interest expense	47
Other expenses	439

Total expenses	486

Loss before income taxes and equity in undistributed net loss of subsidiary	(486)
Income tax provision	—

Loss before equity in undistributed net income of subsidiary	(486)
Equity in undistributed net loss of subsidiary	(225)

Net loss	$(711)

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Condensed Statement of Cash Flows

For the year ended December 31, 2008
Cash Flows From Operating Activities
Net loss	$(711)
Adjustments to reconcile net loss to net cash used for operating activities
Equity in undistributed net loss of subsidiaries	225
Increase in accrued expenses	3

Net cash used for operating activities	(483)

Cash Flows From Investing Activities
Investment in subsidiary	(10,520)

Net cash used for investing activities	(10,520)

Cash Flows From Financing Activities
Proceeds from the issuance of preferred stock	15,353
Proceeds from the issuance of common stock warrants	1,016

Net cash provided by financing activities	16,369

Net increase in cash and cash equivalents	5,366
Cash and cash equivalents, beginning of year	—

Cash and cash equivalents, end of year	$5,366

ITEM 9.	Changes In and Disagreements with Accountants on Accounting And Financial Disclosure

Not applicable

ITEM 9A(T).	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Section 13a – 15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in periodic reports we file under the Exchange Act.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting is included on page 59 of this report on Form 10-K.

No change in our internal control over financial reporting has occurred during the Bank’s fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.    The information regarding our directors and executive officers is incorporated by reference from the information under the headings “Proposal 2: Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be distributed in connection with our 2009 annual meeting of shareholders.

Audit Committee.    Information regarding our audit committee is incorporated by reference from the information under the captions “Committees of Our Board – General” and “Audit Committee” in our definitive Proxy Statement to be distributed in connection with our 2009 annual meeting of shareholders.

Audit Committee Financial Expert.    Information about our Board of Directors’ determination as to whether the Bank has a financial expert serving on its audit committee is incorporated by reference from the information under the caption “Committees of Our Board –– Audit Committee –– Audit Committee Financial Expert” in our definitive proxy statement to be distributed in connection with our 2009 annual meeting of shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance.    Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be distributed in connection with our 2009 annual meeting of shareholders.

Code of Ethics.    Our Board of Directors has adopted a Code of Ethics that applies to the Bank’s directors and to all our executive officers, including without limitation, our chief executive officer and chief financial officer. A copy will be provided without charge to any person upon request. Requests for copies should be directed by mail to Roger Mobley, Chief Financial Officer at 101 Jack Street, Hendersonville, North Carolina 28792, or by telephone to (828) 697-3100.

ITEM 11.	Executive Compensation

Information regarding compensation paid or provided to our executive officers and directors is incorporated by reference from the information under the headings “Executive Compensation,” and “Director Compensation” in our definitive Proxy Statement to be distributed in connection with our 2009 annual meeting of shareholders is incorporated into this Report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders is incorporated by reference from the information under the caption “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be distributed in connection with our 2009 annual meeting of shareholders is incorporated into this Report by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2008, and under which shares of the Bank’s common stock have been authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION (1)
Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by the Company’s security holders	888,582	$8.58	327,706
Equity compensation plans not approved by the Company’s security holders	—	—	—
Total	888,582	$8.58	327,706

(1)	Adjusted for stock splits.

ITEM 13.	Certain Relationships and Related Transactions

Information regarding transactions between us and our directors and executive officers is incorporated by reference from the information under the caption “Transactions with Related Persons” of our definitive Proxy Statement to be distributed in connection with our 2009 annual meeting of shareholders is included into this Report by reference.

Information regarding our independent directors is incorporated by reference from the information under the caption “Corporate Governance – Director Independence” in our definitive Proxy Statement to be distributed in connection with our 2009 annual meeting of shareholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information under the caption “Services and Fees During 2008 and 2007” in our definitive Proxy Statement to be distributed in connection with our 2009 annual meeting of shareholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Financial statements. The following financial statements are included in Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firms

•	Management’s Report on Internal Control Over Financial Reporting

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

•	Notes to Financial Statements — December 31, 2008 and 2007

(b)	Exhibits. An Exhibit index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Report appears immediately following the signature page and is incorporated herein by reference.

(c)	Financial statement schedules. No separate financial statement schedules are being filed as all required schedules either are not applicable or are contained in the financial statements listed above or in Item 7 of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST FINANCIAL SERVICES CORPORATION
Date: March 27 2009	By:	/s/ Gregory L. Gibson
Gregory L. Gibson
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ B. Lee Beason B. Lee Beason	Executive Vice President, COO and Director	March 23, 2009

/s/ William H. Burton William H. Burton	Vice Chairman and Director	March 23, 2009

/s/ Michael D. Foster Michael D. Foster	Director	March 23, 2009

/s/ Gregory L. Gibson Gregory L. Gibson	Chief Executive Officer and Director	March 23, 2009

/s/ James C. Kirkpatrick James C. Kirkpatrick	Director	March 23, 2009

/s/ H. Steve McManus H. Steve McManus	Director	March 24 2009

/s/ Roger A. Mobley Roger A. Mobley	Executive Vice President, CFO	March 23, 2009

/s/ Van F. Phillips Van F. Phillips	Director	March 23, 2009

/s/ Vincent K. Rees Vincent K. Rees	President and Director	March 23, 2009

/s/ Bradley B. Schnyder Bradley B. Schnyder	Chairman and Director	March 23, 2009

/s/ Catherine H. Schroader Catherine H. Schroader	Director	March 23, 2009

/s/ John S. Sheiry John S. Sheiry	Director	March 23, 2009

Exhibit Number	Description
2.01	Agreement and Plan of Merger, dated as of February 16, 2009, by and between 1st Financial Services Corporation and AB&T Financial Corporation (filed herewith)

3.01	Registrant’s Articles of Incorporation, as amended (filed herewith)

3.02	Registrant’s Bylaws (incorporated herein by reference from exhibits to Registrant’s Current Report on Form 8-K filed May 30, 2008)

4.01	Form of Certificate for the Series A Preferred Stock (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed November 18, 2008)

4.02	Warrant filed November 14, 2008, for the purchase of shares of Common Stock (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed November 18, 2008)

10.01	Employment Agreement between Registrant and Gregory L. Gibson (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed November 18, 2008)

10.02	Employment Agreement between Registrant and B. Lee Beason (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed November 18, 2008)

10.03	Employment Agreement between Registrant and Peggy H. Denny (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed November 18, 2008)

10.04	Employment Agreement between Registrant and Vincent K. Rees (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed November 18, 2008)

10.05	Employment Agreement between Registrant and Roger A. Mobley (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.06	Amended Endorsement Split Dollar Agreement between the Bank and Gregory L. Gibson (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.07	Amended Endorsement Split Dollar Agreement between the Bank and Vincent K. Rees (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.08	Amended Endorsement Split Dollar Agreement between the Bank and Peggy H. Denny (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.09	Amended Endorsement Split Dollar Agreement between the Bank and B. Lee Beason (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.10	Amended Endorsement Split Dollar Agreement between the Bank and B. Lee Beason (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.11	Split Dollar Insurance Plan, Election Form, and Policy Endorsement between the Bank and Mary K. Dopko (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed May 30, 2008)

10.12	Salary Continuation Agreement between the Bank and Gregory L. Gibson (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed May 30, 2008)

10.13	Salary Continuation Agreement between the Bank and Vincent K. Rees (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed May 30, 2008)

10.14	Salary Continuation Agreement between the Bank and Peggy H. Denny (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed May 30, 2008)

10.15	Salary Continuation Agreement between the Bank and B. Lee Beason (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed May 30, 2008)

10.16	Salary Continuation Agreement between the Bank and Kirk P. Robinson (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed May 30, 2008)

10.17	Employee Stock Option Plan (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed May 30, 2008)

10.18	Amendment No. 1 to Employee Stock Option Plan (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed May 30, 2008)

10.19	Form of Employee Stock Option Agreement (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed May 30, 2008)

10.20	Non-Qualified Stock Option Agreement between Registrant and Roger A. Mobley (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.21	Director Stock Option Plan (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed May 30, 2008)

10.22	Amendment No. 1 to Director Stock Option Plan (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed May 30, 2008)

10.23	Form of Director Stock Option Agreement (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed May 30, 2008)

10.24	Letter Loan Agreement with BB&T - Line of Credit filed Jun 25, 2008, Letter Loan Agreement - Line of Credit filed June 25, 2008, by and between 1st Financial Services Corporation and Branch Banking and Trust Company (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed June 25, 2008)

10.25	Promissory Note filed June 25, 2008, by 1st Financial Services Corporation (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed June 30, 2008)

10.26	Addendum to Promissory Note filed June 25, 2008, by 1st Financial Services Corporation (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed June 30, 2008)

10.27	Pledge and Security Agreement filed June 25, 2008, by 1st Financial Services Corporation for the benefit of Branch Banking and Trust Company (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed June 30, 2008)

10.28	Form of Indemnification Agreement by and between the Registrant and each of its directors, Kirk P. Robinson and Peggy H. Denny (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed August 1, 2008)

10.29	Indemnification Agreement between Registrant and Roger A. Mobley (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.30	Letter Agreement filed November 14, 2008, between the Registrant and the United States Department of the Treasury (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed November 18, 2008)

10.31	Agreement and Plan of Merger, dated as of February 16, 2009, by and between 1st Financial Services Corporation and AB&T Financial Corporation (filed herewith as Exhibit 2.01)

10.32	Lease agreement dated August 5, 2005 between the Bank and McManus Development, LLC with which Director H. Steve McManus is the managing member and which relates to the Bank’s Fletcher branch office (filed herewith)

10.33	Lease agreement dated December 15, 2005 between the Bank and Great Meadows, Inc. with which Director Van F. Phillips is a principal officer and which relates to the Bank’s Marion branch office (filed herewith)

21.01	List of subsidiaries (filed herewith)

23.01	Consent of Brown Edwards & Company, LLP (filed herewith)

23.02	Consent of Elliott Davis, PLLC (filed herewith)

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Executive Officer

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Financial Officer

32.01	Rule 1350 Certifications