Form 10-Q
period 2009-03-31
1st Financial Services CORP
filed 2009-05-15
CIK 1434743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY

PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

1ST FINANCIAL SERVICES CORPORATION

(Exact name of the registrant as specified in its charter)

NORTH CAROLINA	000-53264	26-0207901
(State or other Jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

101 Jack Street

Hendersonville, North Carolina 28792

(Address of Principal Executive Office)

(828) 697-3100

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15d of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common Stock, $5 par value

5,001,248 shares outstanding as of May 10, 2009

1st Financial Services Corporation

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

1st Financial Services Corporation

Consolidated Balance Sheets

March 31, 2009 and December 31, 2008 (Unaudited)

(dollars in thousands)

	March 31, 2009	December 31, 2008
Assets

Cash and noninterest bearing bank deposits	$11,977	$10,244
Interest bearing deposit with bank	28	37
Federal funds sold	5,864	—

Total cash and cash equivalents	17,869	10,281
Investment securities available for sale	85,927	86,801
Investment securities held to maturity	807	824
Restricted equity securities	3,261	5,140
Loans held for sale	4,402	4,177
Loans, net of allowance for loan losses of $9,766 at March 31, 2009 and $9,013 at December 31, 2008	575,519	570,843
Bank owned life insurance	11,661	11,518
Property and equipment, net	6,826	7,140
Accrued interest receivable	3,098	3,138
Other assets	7,511	7,274

Total assets	$716,881	$707,136

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$55,798	$57,950
NOW accounts	56,753	56,000
Savings deposits	81,479	76,899
Money market accounts	45,216	35,798
Time deposits under $100	187,892	187,843
Time deposits of $100 and greater	162,237	176,524

Total deposits	589,375	591,014
Federal funds purchased and securities sold under agreements to repurchase	966	1,372

Borrowings	59,000	48,000
Accrued interest payable	2,950	3,313
Other liabilities	1,480	867

Total liabilities	653,771	644,566

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; 16,369 shares issued and outstanding at March 31, 2009 and December 31, 2008	15,429	15,380
Common stock, $5.00 par value; 20,000,000 shares authorized; 4,997,027 shares issued and outstanding at March 31, 2009 and December 31, 2008	24,985	24,985
Common stock warrants	1,016	1,016
Additional paid-in capital	17,787	17,778
Retained earnings	4,052	3,933
Accumulated other comprehensive (loss)	(159)	(522)

Total stockholders’ equity	63,110	62,570

Total liabilities and stockholders’ equity	$716,881	$707,136

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Income

For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

(dollars in thousands except share and per share data)

	Three Months Ended March 31,
	2009	2008
Interest income
Loans and fees on loans	$7,797	$9,542
Investment securities	908	733
Federal funds sold	2	—

Total interest income	8,707	10,275

Interest expense
Deposits	3,137	4,869
Federal funds purchased and securities sold under agreements to repurchase	3	123
Other borrowings	50	226

Total interest expense	3,190	5,218

Net interest income	5,517	5,057
Provision for loan losses	2,305	685

Net interest income after provision for loan losses	3,212	4,372

Noninterest income
Service charges on deposit accounts	502	511
Mortgage origination income	417	579
Other service charges and fees	84	39
Increase in cash surrender value of life insurance	142	116
Net realized gain on sale of investment securities	387	89
Other income	59	24

Total noninterest income	1,591	1,358

Noninterest expense
Salaries and employee benefits	2,324	2,427
Occupancy	388	353
Equipment	331	272
Advertising	166	279
Data processing and telecommunication	257	508
Deposit insurance premiums	240	90
Professional fees	257	109
Printing and supplies expense	69	56
Other general and administrative	362	415

Total noninterest expense	4,394	4,509

Income before income taxes	409	1,221
Income tax expense	34	432

Net income	375	789
Accretion of preferred stock to redemption value	49	—
Preferred dividends accrued	205	—

Net income available to common stockholders	$121	$789

Basic income per share	$0.02	$0.16

Diluted income per share	$0.02	$0.15

Basic weighted average shares outstanding	4,997,027	4,997,027

Diluted weighted average shares outstanding	4,997,320	5,256,327

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

(dollars in thousands except share data)

								Accumulated
						Additional		Other
	Common Stock		Preferred Stock			Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Warrants	Capital	Earnings	(Loss)	Total
Balance, December 31, 2007	4,997,027	$24,985	—	$—	$—	$17,734	$3,621	$(128)	$46,212
Stock compensation expense	—	—	—	—	—	16	—	—	16
Comprehensive income									—
Net income	—	—	—	—	—	—	789	—	789
Net unrealized gain on investment securities available for sale, net of income taxes of $139	—	—	—	—	—	—	—	271	271
Reclassification adjustment for gains included in net income, net of income taxes of $(5)	—	—	—	—	—	—	—	(10)	(10)

Total comprehensive income	—	—	—	—	—	—	—	—	1,050

Balance, March 31, 2008	4,997,027	$24,985	—	$—	$—	$17,750	$4,410	$133	$47,278

Balance, December 31, 2008	4,997,027	$24,985	16,369	$15,380	$1,016	$17,778	$3,933	$(522)	$62,570
Stock compensation expense	—	—	—	—	—	9	—	—	9
Preferred dividend	—	—	—	—	—	—	(207)	—	(207)
Accretion of Preferred Stock to redemption value	—	—	—	49	—	—	(49)	—	—
Comprehensive income
Net income	—	—	—	—	—	—	375	—	375
Net unrealized gain on investment securities available for sale, net of income taxes of $180	—	—	—	—	—	—	—	348	348
Reclassification adjustment for gains included in net income, net of income taxes of $7	—	—	—	—	—	—	—	15	15

Total comprehensive income	—	—	—	—	—	—	—	—	738

Balance, March 31, 2009	4,997,027	$24,985	16,369	$15,429	$1,016	$17,787	$4,052	$(159)	$63,110

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$375	$789
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	364	300
Provision for loan losses	2,305	685
Deferred income taxes	(198)	(335)
Amortization of premium on securities, net of discount accretion	86	95
Origination of available for sale loans	(29,508)	(31,672)
Sales of available for sale loans	29,283	34,648
Net realized loss (gains) on sales of investment securities	(387)	(89)
Net realized gain on sale of repossessions acquired in settlement of loans	(34)	—
Stock compensation expense	9	16
Increase in cash surrender value of bank owned life insurance	(143)	(117)
Changes in assets and liabilities:
Accrued interest receivable	40	445
Other assets	(192)	(501)
Accrued interest payable	(363)	(505)
Other liabilities	613	(23)

Net cash provided by operating activities	2,250	3,736

Cash flows from investing activities
Purchases of investment securities available for sale	(37,855)	(17,930)
Sales of investment securities available for sale	33,996	14,868
Maturities and calls of investment securities	5,601	5,788
Purchases of restricted equity securities	(281)	(2,309)
Sales of restricted equity securities	2,160	—
Net increase in loans	(6,981)	(45,014)
Purchase of bank owned life insurance	—	(5,000)
Purchases of property and equipment	(50)	(675)

Net cash used in investing activities	(3,410)	(50,272)

Cash flows from financing activities
Net (decrease) increase in deposits	(1,639)	13,926
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	(406)	(2,289)
Net increase in borrowings	11,000	35,000
Dividends paid on preferred stock	(207)	—

Net cash provided by financing activities	8,748	46,637

Net increase in cash and cash equivalents	7,588	101

Cash and cash equivalents, beginning	10,281	9,279

Cash and cash equivalents, ending	17,869	9,380

Supplemental disclosure of cash flow information
Transfer of loans to real estate acquired in settlement of loans	$1,978	$75

Transfer of loans to repossessions acquired in settlement of loans	$44	$53

Interest paid	$3,553	$5,723

Taxes paid	$—	$49

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies

Organization

1st Financial Services Corporation (the “Company”), formed in May 2008, is a North Carolina corporation and the sole owner of all of the capital stock of Mountain 1st Bank & Trust Company. Mountain 1st Bank & Trust Company (the “Bank”) is a North Carolina state chartered, non-member bank which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004. The Bank commenced operations on May 14, 2004 and has experienced rapid growth since that time. The Bank is headquartered in Hendersonville, North Carolina and currently conducts business in ten western North Carolina counties through fifteen full service branch offices. As a state chartered bank, the Bank is subject to regulation by the North Carolina State Banking Commission and the Federal Deposit Insurance Corporation. The Company is also regulated, supervised and examined by the Federal Reserve Bank.

Principles of Consolidation

The consolidated financial statements include the accounts of 1st Financial Services Corporation and its wholly-owned subsidiary Mountain 1st Bank & Trust. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of 1st Financial Services Corporation as of March 31, 2009, its results of operations and its cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2009 and 2008. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, contained in the Company’s filing on Form 10-K. The accounting policies of the Company and the Bank follow generally accepted accounting principles and practices within the financial services industry.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts on income and expenses for the periods presented. Actual results could differ significantly from those estimates.

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

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2009

Investment securities classified as held to maturity are those debt securities that the Bank has the ability and intent to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premiums and accretion of discount, computed by the interest-method over their contractual lives.

Loans

Loans are stated at the amount of unpaid principal, reduced by unearned fees and the allowance for loan losses. Interest on all loans is accrued daily on the outstanding balance. Accrual of interest is discontinued on a loan when management believes; after considering collection efforts and other factors that the borrower’s financial condition is such that the full collection of principal or interest is doubtful.

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

In December 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2009

impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2009

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

For the three months ended March 31, 2009, basic weighted average shares outstanding totaled 4,997,027 and diluted weighted average shares totaled 4,997,320 amounting to basic earnings per share (EPS) and diluted earnings per share of $0.02 per share for the period. For the three months ended March 31, 2008, basic weighted average shares outstanding totaled 4,997,027 and basic earnings per share amounted to $0.16 per share. Diluted weighted average shares totaled 5,256,327 which accounted for dilution of $0.01 per share and resulted in fully diluted EPS of $0.15 per share for the three months ended March 31, 2008.

Additionally, 888,582 shares attributable to outstanding stock options and 276,815 warrants to purchase common stock were excluded from the calculation of diluted earnings per share for the three month periods ended March 31, 2009 because their inclusion would have been anti-dilutive. No shares were excluded from the diluted earnings per share calculations as of March 31, 2008.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Company’s commitments at March 31, 2009 and December 31, 2008 is as follows (dollars in thousands):

	March 31, 2009	December 31, 2008
Commitments to extend credit	$79,743	$91,086
Standby letters of credit	2,758	2,751

	$82,501	$93,837

Note 4.	Stock-based Compensation

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

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2009

Fifteen thousand options were granted during the three-month period ended March 31, 2009 with the following weighted-average assumptions: expected volatility of 32.95%; risk-free interest rate of 2.70%; and expected life of 10 years. During the first three months of 2009, no options were forfeited.

The Company recognized $9 thousand in stock compensation expense during the first three months of 2009, compared to $16 thousand during the first three months of 2008 which related to the vesting of outstanding options.

A summary of option activity under the Plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Intrinsic Value(1)
Outstanding, January 1, 2009	888,582	$8.58
Granted	15,000	5.52
Forfeited	—	—
Exercised	—	—

Outstanding, March 31, 2009	903,582	$8.53	5.81 Years	$2

Exercisable, March 31, 2009	871,082	$8.43	5.68 Years	$—

(1)	dollars in thousands

Note 5.	Fair Value Measurements

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

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2009

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, as well as U.S. Government and agency mortgage backed debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2009 (dollars in thousands):

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investments	$—	$85,927	$—

Mortgage loans held for sale	—	4,402	—

Impaired loans	—	11,770	—

Real estate and other assets acquired through foreclosure	—	2,236	—

Total	$—	$104,335	$—

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 6.	Business Combination

On February 16, 2009, 1st Financial and AB&T Financial Corporation (AB&T), the parent company of Alliance Bank & Trust Company, entered into a definitive agreement whereby AB&T Financial Corporation will merge with and become part of 1st Financial Services Corporation. Under the terms of the agreement, AB&T stockholders will exchange each of their approximately 2,678,205 shares of common stock for 1.175 1st Financial common shares. The approximate 369,636 stock options outstanding would be exchanged for options to purchase shares of 1st Financial common stock on the same basis. The merger is designed to be a tax free exchange. Cash will be paid in lieu of fractional shares. The terms of exchange represent pro forma ownership in the resulting combined institution of approximately 38.6% and 61.4% for AB&T and 1st Financial stockholders, respectively, on a diluted basis. Closing of the merger, which is expected to occur in the second or third quarter of 2009, is subject to certain conditions, including approval by the stockholders of both companies and regulatory approval.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2009

Note 7.	Subsequent Event

On Friday, May 1, 2009, the Bank’s primary correspondent bank (Silverton Bank, N.A.), was closed by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) was named Receiver. The FDIC created a bridge bank to take over the operations of Silverton Bank. The newly created bank is Silverton Bridge Bank, N.A. The creation of the bridge bank allows its client banks to transition their correspondent banking needs to other providers with the least amount of disruptions. Mountain 1st is in the process of transitioning our correspondent banking services to other providers and our customers should see no service disruptions. In addition, the Bank has a restricted equity investment in Silverton Bank in the amount of $423,528 which will be written off during the second quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

1st Financial Services Corporation is a North Carolina corporation headquartered in Hendersonville, North Carolina that in May 2008 became the sole owner of all of the capital stock of Mountain 1st Bank & Trust Company (the “Bank”). The Bank is a North Carolina state chartered, non-member bank which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004 and began operations on May 14, 2004. Currently, the Bank conducts business through fifteen full-service branch offices located in ten western North Carolina counties.

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

Management has provided the following discussion and analysis to address information about the Company’s financial condition and results of operations which may not otherwise be apparent from the financial statements included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto located herein and in the Company’s filing on Form 10-K for the year ended December 31, 2008.

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

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2009

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

Critical Accounting Policies

Allowance for Loan Losses. The Company’s most significant critical accounting policy is the determination of the Bank’s allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of actual future loan losses differ significantly from those assumptions used in making a determination, the allowance for loan losses and resultant provisions for loan losses could materially impact the Company’s financial position and results of operations. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality” and “Analysis of Allowance for Loan Losses” and Note 1 to the audited financial statements for the year ended December 31, 2008 contained in the Company’s filing on Form 10-K.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be expected to be considered material to investors.

General Economic Conditions

Throughout most of its history, the Bank has operated in an environment of rising interest rates. However, during the last four months of 2008, the Federal Reserve’s Federal Open Market Committee (FOMC) began to dramatically reduce short term interest rates in response to a weakening economy. Heretofore, management had structured the Company’s balance sheet to be relatively interest rate neutral within a normal band of interest rate fluctuations from 100 to 200 basis points up or down. However, the Federal Reserve has elected to reduce rates in an extreme fashion that is unprecedented in recent history. As a result, the slightly asset sensitive bias maintained by the Company since its inception has become more pronounced as rates have rapidly fallen over the past nine or ten months. Since the first drop in rates in late September 2007, rates have decreased 425 basis points (4.25%). Approximately seventy-three percent (73%) of the Company’s loan portfolio are variable rate loans. The rates on these loans dropped further and faster than did the costs associated with the Company’s deposits. As a result, the Company’s net interest margin declined substantially during 2008. The Company’s net interest margin averaged 4.01% during 2007 while the 2008 net interest margin fell to 3.24% as a result of the falling rate environment. As a result of the declining interest rate environment the net interest margins fell to 3.25% and 3.36%, respectively, for the three month periods ended March 31, 2009 and 2008, respectively. As the Company’s CD portfolio re-prices over the next several months, management expects the Company’s net interest margin to improve somewhat. However, due to the low absolute level of rates currently being experienced and unusually high CD rates within our local markets, we anticipate margin compression to continue throughout the remainder of 2009. We think this will likely prevent margins from expanding to 2007 levels until interest rates once again begin to rise.

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2009

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

The Bank believes that its current base of business is relatively well diversified as is the general economic base of the region as a whole. The only concentration identified by management within the Bank’s lending portfolio is in loans secured by real estate. At March 31, 2009, loans collateralized by real estate comprise approximately 83.0% of the Bank’s total loan portfolio. This total includes $161.7 million in loans classified as construction or acquisition and development and $192.0 million in loans classified as commercial real estate, representing 27.4% and 32.6%, respectively of the total portfolio. Management believes that concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral. These include residential, multifamily and commercial properties.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios. In prior quarters, management had determined that the Bank had a concentration of real estate loans that exceeded the regulatory guidelines for loan-to-value ratios. As a result, management determined to reduce this risk factor within the loan portfolio. At December 31, 2008 and March 31, 2009, loans exceeding regulatory loan to value guidelines had been reduced to 55.0% and 62.7%, respectively, of risk-based capital, well below the regulatory threshold of 100% of capital.

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

The Bank has experienced growth of approximately 1.4% during the first three months of 2009. However, overall growth has now been purposely slowed in response to uncertainties with respect to the national economy, national and local real estate markets, the domestic interest rate environment and global currency markets. A sizeable portion of our outstanding loans were attributable to a relationship that has been established with Live Oak Bank, a de novo state chartered bank in eastern North Carolina. The Bank has worked with this bank during its organization phase to originate loans to their existing customers and has agreed to sell these loans back to the new institution once they began operations. At March 31, 2009, such loans had been reduced from a high of over $80 million to approximately $33 million. Management had anticipated the entire transfer of these loans would commence in the second quarter of 2008 and be completed by the end of the fourth quarter. However, it is now expected that will be allowed to retain these loans indefinitely. It is anticipated that this will be an ongoing relationship and that the Bank will continue to participate in the lending activities of Live Oak on a regular basis.

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

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2009

In its first four years of operation, fifteen full-service branch offices have been opened. Management’s business plan has been predicated upon the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area. As a part of this growth strategy, management expects to continue to open new branch offices to augment the current branch network over at least the next two years while continuing to grow existing branches and markets. Additionally, management has begun to consider other avenues for expansion in addition to de novo branching. Assuming the effective execution of the Company’s current strategies, management expects its anticipated growth and expansion to have a favorable long-term impact on the Company’s profitability and shareholder value. However, management does expect such growth to constrain near-term earnings in and of itself and also presents unique managerial challenges. It remains management’s opinion that attaining an above average growth rate while continuing to grow earnings is a sound and achievable business plan which should enhance the Company’s overall franchise value over time. To that end, the Company recently executed a definitive merger agreement with AB&T as described in Note 6 of this report.

Maintaining sound asset quality is another key focal point for the Company as it grows. To date, the Company has been able to maintain favorable asset quality ratios. However as a result of the current economic environment, the Bank experienced an increase in nonperforming assets (nonaccruing loans and accruing loans past due 90 or more days) during the first quarter. This development is further discussed under the heading Asset Quality below. The business of lending to small businesses and consumers carries with it significant credit risks, which must be continually managed. Management monitors asset quality and credit risk on an ongoing basis and fully expects to experience credit losses in the future. While it is management’s goal to minimize credit losses to the extent possible, as the Company’s loan portfolio continues to grow and season, management expects loan losses to increase. Management continues to engage third party consultants to assist in monitoring and evaluating the quality of the portfolio.

Financial Overview

The Company experienced continued asset growth during the three months of 2009. At March 31, 2009, the Company’s assets totaled $716.9 million compared to $707.1 million on December 31, 2008, an increase of $9.8 million or 1.39%. As discussed previously, management has proactively slowed overall growth in response to current economic conditions. However, in addition to the current anticipated merger with AB&T, we do expect to continue to grow both existing retail offices as well as selectively adding new offices as opportunities to do so arise. Investment securities decreased by $891 thousand or 1.0%, from $87.6 million at December 31, 2008 to $86.7 million at March 31, 2009. During the first three months of 2009, gross loans increased by $5.7 million, or 0.97% from $584.0 million on December 31, 2008 to $589.7 million at March 31, 2009. During the same period, deposits decreased slightly to $589.4 million on March 31, 2009 compared with $591.0 million at the end of 2008. The increase in loans was the major factor in the Company’s increase in total borrowings which increased by $11.0 million, or 22.9% from $48.0 million at December 31, 2008 to $59.0 million at March 31, 2009. Management’s goal remains to attain overall balanced growth of the Company’s balance sheet to the extent possible. At March 31, 2009, net loan growth had out paced deposit growth by $7.3 million, principally as a result of the loans currently being warehoused for Live Oak Bank as discussed elsewhere in this discussion. The Company’s loan to asset ratio decreased slightly to 82.3 % from 82.6% at December 31, 2008, which is slightly above management’s targeted range of 75% to 82%. Excluding loans warehoused for Live Oak, the ratio of loans to assets would have been 77.7%.

During the first quarter of 2009, the Company’s net income decreased $414 thousand or 52.5% as compared with the same period during 2008. The primary causal factor of this decline was the severe decline in the Bank’s net interest margin as a result of the dramatic reduction in short term interest rates orchestrated by the Federal Reserve beginning in the fourth quarter of 2008. As compared with the Bank’s net interest margin in the first quarter of 2009, the Bank’s margin for the same period in 2008 declined by more than 11 basis points. Management expects margins to remain depressed over the remainder of 2009. Margin compression based on the current low rate environment and the unusually high CD rates being paid by competitors within the Bank’s markets are expected to limit the recovery of the Bank’s margins until markets settle further and/or short term interest rates begin to rise. Basic and diluted earnings per share totaled $0.02 for the first quarter of 2009. This compares with $0.16 and $0.15 respectively for the first quarter of 2008.

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2009

Investments

The Company maintains a portfolio of investment securities as part of its asset/liability and liquidity management programs which emphasize effective yields and maturities to match its needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet liquidity and interest rate sensitivity needs for the Company.

Held to maturity securities are bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. Investments in held to maturity securities at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009		December 31,2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal securities	$807	$813	$824	$831

Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities. Investments in available for sale securities at March 31, 2009 and December 31, 2008 are as follows (dollars in thousands):

	March 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale

U.S. Government agencies	$14,394	$—	$359	$14,035
Government-sponsored enterprises	3,023	1	—	3,024
Mortgage backed securities	68,749	385	266	68,868

	$86,166	$386	$625	$85,927

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale

U.S. Government agencies	$15,829	$—	$403	$15,426
Government-sponsored enterprises	2,000	—	—	2,000
Mortgage backed securities	69,762	224	611	69,375

	$87,591	$224	$1,014	$86,801

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

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2009

The following table details unrealized losses and related fair values in the Company’s available for sale investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2009 (dollars in thousands).

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$5,923	$141	$8,612	$218	$14,535	$359
Mortgage backed securities	24,371	250	1,207	16	25,578	266

Total temporarily impaired securities	$30,294	$391	$9,819	$234	$40,113	$625

Seventeen individual securities were in a continuous unrealized loss position for twelve months or more at March 31, 2009. All unrealized losses on investment securities are considered by management to be temporary in nature. Given the credit ratings on these investment securities, the short duration of the individual securities, and the Company’s ability and intent to hold these securities to maturity, these securities are not considered to be permanently impaired.

Loans

Net loans outstanding (excluding loans held for sale) were $575.5 million on March 31, 2009, compared to $570.8 million on December 31, 2008, an increase of $4.7 million or 0.82%. The major components of loans on the balance sheet at March 31, 2009 and December 31, 2008 are illustrated in the following table (dollars in thousands):

	March 31, 2009	December 31, 2008
Real estate:
Construction and development	$161,736	$165,017
1-4 family residential	123,284	117,835
Multifamily	7,718	9,018
Nonfarm, nonresidential	192,032	193,010

Total real estate	484,770	484,880
Commercial and industrial loans	93,886	88,471
Consumer	6,629	6,505

	585,285	579,856
Allowance for loan losses	(9,766)	(9,013)

	$575,519	$570,843

Management expects that loan growth will be more muted during the remainder of 2009 as a result of the economic uncertainties expected to persist for at least the duration of 2009.

Deposits

One of the primary goals for the Company is to increase non-CD deposits as a percentage of total deposits. By so doing, management believes this will enhance both the profitability and franchise value of the Company and will further solidify the banking relationships of the Bank’s customer base. Beginning the first half of 2008, significant progress has been made toward this goal. At March 31, 2009, approximately 59.4% of the Bank’s total deposits were comprised of CDs. At the same date one year ago, that percentage amounted to 61.2%. Total deposits on March 31, 2009 were $589.4 million compared to $591 million on December 31, 2008, a decrease of $1.6 million or 0.28%. Demand deposits decreased $2.2 million or 3.7% during the three months of 2009, to end the period at $55.8 million while NOW accounts increased by $753 thousand or 1.3%. Through the first three months of 2009, savings account balances increased by $4.6 million or 6.0% to end the period at $81.5 million compared to $76.9 million at December 31, 2008. Money market account balances increased by $9.4 million or $26.3% for the three months ended March 31, 2009 to end the period at $45.2 million, compared to $35.8 at December 31, 2008. Certificates of deposit decreased during the first three months of 2009, decreasing $14.2 million or 3.9%.

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2009

Certificates under $100 thousand remained relatively static while jumbo CDs decreased $14.3 million or 8.1%. The Company’s DDA to total deposit ratio decreased slightly from 9.8% at December 31, 2008 to 9.5% at March 31, 2009 while the Company’s CD to total deposit ratio decreased to 59.4% from 61.7% during the same period.

Borrowings

As of March 31, 2009, the Company had total borrowings of $60 million compared to $49.4 million at December 31, 2008, an increase of $10.6 million or 21.5%. During the first quarter of 2009, the Bank entered into a borrowing arrangement through the Federal Reserve Bank’s (FRB) discount window which offered more advantageous rates than the Federal Homeloan Bank of Atlanta (FHLB). Consequently, the $48.0 million in borrowings at the FHLB at December 31, 2008 were replaced by advances from the FRB’s discount window. These advances totaled $59.0 million at March 31, 2009. Securities sold under agreements to repurchase balances were $966 thousand at March 31, 2009, down from $1.1 million at December 31, 2008. As discussed previously, the Company has entered into a relationship with Live Oak Bank to warehouse a portion of their loan production. The Bank has relied primarily upon wholesale funding sources to fund these loans. At March 31, 2009 these loans totaled approximately $33.1 million and accounted for the majority of the usage of the outstanding borrowings.

Stockholders’ Equity

Principally as a result of the Company’s earnings for the first three months of 2009, stockholders’ equity increased to $63.1 million or approximately 8.8% of total assets at March 31, 2009 as compared to $62.6 million or 8.9% of total assets at December 31, 2008. A $363 thousand increase in unrealized losses on available for sale securities (net of income taxes) and a $207 thousand decrease resulting from the payment of our preferred dividend were the other primary factors contributing to the change in stockholders’ equity.

Plans are also being formed as to the form and amount of an additional equity infusion. Given the state of equity markets currently, a capital raise during the next six months is expected to be limited. Management currently anticipates any such capital raising effort which could occur in the next twelve months to range between $5 million to $10 million. While management expects any capital raise conducted any time in the future to be successfully completed, it should be noted that if additional equity cannot be generated, this could adversely affect the rate of future growth of the Company.

Although an initial annual cash dividend was paid on common stock during the first quarter of 2008, management expects the Company to maintain an above average growth rate for the foreseeable future. Therefore, it is anticipated that future cash dividends on common stock, if any, will continue to be nominal and that the majority of the Company’s earnings will be retained to support expected growth. No cash dividends, other than those required on the preferred stock issued under TARP have been declared to date during 2009. The actual capital amounts and ratios for the Company and the Bank at March 31, 2009 are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Required		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Total Capital (to Risk-Weighted Assets)
Company	$70,282	12.59%	$44,664	8.00%	$55,829	10.00%
Bank	$64,981	11.64%	$44,662	8.00%	$55,828	10.00%
Tier I Capital (to Risk-Weighted Assets)
Company	$63,269	11.33%	$22,332	4.00%	$33,498	6.00%
Bank	$57,968	10.38%	$22,331	4.00%	$33,497	6.00%
Tier I Capital (to Average Assets)
Company	$63,269	8.93%	$28,340	4.00%	$35,425	5.00%
Bank	$57,968	8.18%	$28,340	4.00%	$35,425	5.00%

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2009

Asset Quality

The provision for loan losses charged to operations during the first three months of 2009 totaled $2.3 million, while net charge offs during the period amounted to $1.6 million, resulting in a net increase in the allowance for loan losses of $753 thousand to $9.8 million or 1.67% of period end loans, excluding loans held for sale at March 31, 2009. The increase in the loan loss allowance was due to an increase in delinquencies in the loan portfolio. At March 31, 2009, the Company had approximately $11.8 million in loans 30 to 90 days delinquent, non-accruing loans totaling $11.8 million, $2.2 million in foreclosed assets and $44 thousand in repossessed personal property. At March 31, 2009, there were no loans past due over 90 days and still accruing interest. Management has taken what it believes to be a relatively aggressive stance on identifying problems with credits and placing them on non-accruing status relatively early in its evaluation process. As a result, non-performing assets increased during the first quarter. Management has evaluated these credits and their ultimate collectibility and believes that any potential losses which may be incurred on these credits in the future are manageable and are incorporated into its analysis of the adequacy of the Bank’s existing allowance for loan losses.

Impaired Loans. Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals. At March 31, 2009, impaired loans totaled $11.8 million. Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $2.9 million in the aggregate.

Credit loss experience for the three months ended March 31, 2009 and 2008 is presented below (dollars in thousands).

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2009

Loan Loss and Recovery

	For the Three Months Ended March 31,
	2009	2008
Balance at beginning of the period	$9,013	$7,571
Provision for loan losses	2,305	685
Charge-offs	—	—
Construction and development	918
1-4 family residential	539	—
Multifamily	—	—
Nonfarm, non residential	—	—

Total real estate	1,457	—
Commercial	89	7
Consumer	7	—

Total charge-offs	1,553	7
Recoveries
Construction and development	—	—
1-4 family residential	1	—
Multifamily	—	—
Nonfarm, non residential	—	—

Total real estate	1	—
Commercial		1
Consumer	—	3

Total recoveries	1	4

Net charge-offs	1,552	3

Balance at end of period	$9,766	$8,253

Average loans, excluding loans held for sale	$580,831	$537,847

Period end loans, excluding loans held for sale	$585,285	$561,919

Net charge-offs to average loans, excluding loans held for sale	0.27%	0.00%

Allowance for loan losses to period end loans, excluding loans held for sale	1.67%	1.47%

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

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2009

Results of Operations

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Net income for the first quarter of 2009 totaled $375 thousand or $0.02 per basic weighted average share and diluted share compared to $789 thousand or $0.16 per basic share and $0.15 per diluted share for the three months ended March 31, 2008 representing a decrease of $414 thousand or 52.5%. Interest income for the first quarter of 2009 totaled $8.7 million while interest expense totaled $3.2 million, resulting in net interest income of $5.5 million for the quarter. This compares to the same period in 2008 when interest income totaling $10.3 million, combined with interest expense of $5.2 million, resulted in net interest income of $5.1 million. The decline in interest income quarter over quarter is attributable to the decline in the Company’s net interest margin, which decreased from 3.36% for the three months ended March 31, 2008 to 3.25% for the three months ended March 31, 2009.

Provisions for loan losses for the quarter totaled $2.3 million compared to $685 thousand for the same period in 2008. Due to fluctuations in net income resulting from varying growth rates and differing marginal tax rates between 2009 and 2008, management uses a non-GAAP measure, pre-tax, pre-provision income, to provide a more comparable view of earnings. During the first quarter of 2009, pre-tax, pre-provision income totaled $2.7 million with provision for loan losses amounting to $2.3 million and tax expense totaling $34 thousand. This compares to $1.9 million, $685 thousand and $432 thousand, respectively for the same period in 2008, resulting in an increase in pre-tax, pre-provision income of $808 thousand or 42.4%.

Noninterest income for the quarter amounted to $1.6 million and was comprised primarily of fees generated from mortgage origination activities of $417 thousand and service charges on deposit accounts of $502 thousand. This compares favorably with the first quarter of 2008 during which time the Company generated noninterest income of $1.4 million, of which $579 thousand was generated through mortgage origination activities and $511 thousand resulted from fees and service charges on deposit accounts. Noninterest income for the three months ended March 31, 2009 also included $142 thousand from increases in the cash surrender value of bank-owned insurance policies and $387 thousand in realized gains from the sale of investment securities. Noninterest expense amounted to $4.4 million during the quarter, comprised of compensation expense totaling approximately $2.3 million which accounts for 52.3% of noninterest expenditures. Marketing and advertising expenses during the quarter totaled $166 thousand, which declined by $113 thousand or 40.5% from the same quarter in 2008. Data processing and telecommunication expense amounted to $257 thousand or 5.8% of noninterest expense for the period while occupancy expense increased to $388 thousand or 8.8%. Income tax expense for the quarter ended March 31, 2009 totaled $34 thousand compared to $432 thousand for the same period in 2008.

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2009

The following tables illustrate the Company’s yield on earning assets and cost of funds for the three months period ending March 31, 2009 and 2008.

Average Balances and Net Interest Income

(Dollars in thousands)

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)
Interest-earning assets:
Loans, including loans held for sale	$583,734	$7,797	5.34%	$542,983	$9,542	7.03%
Investment securities	90,677	908	4.01%	58,441	733	5.02%
Federal funds sold	4,006	2	0.20%	—	—	0%
Interest-earning cash deposits	29	—	0.15%	35	—	3.65%

Total interest-earning assets	678,446	8,707	5.13%	601,459	10,275	6.83%

Noninterest-earning assets:
Cash and due from banks	10,144			9,543
Property and equipment	7,038			6,737
Interest receivable and other	12,873			8,777

Total noninterest-earning assets	30,055			25,057

Total assets	$708,501			$626,516

Interest-bearing liabilities:
NOW accounts	55,207	54	0.39%	53,104	179	1.35%
Money markets	37,225	155	1.67%	29,063	202	2.78%
Savings deposits	78,695	289	1.47%	58,213	419	2.88%
Time deposits	353,028	2,639	2.99%	340,110	4,069	4.79%
Federal funds purchased/repurchase agreements	1,453	3	0.83%	13,556	123	3.63%
Borrowings	59,707	50	0.33%	26,264	226	3.44%

Total interest-bearing liabilities	585,315	3,190	2.18%	520,310	5,218	4.01%

Noninterest-bearing liabilities:
Demand deposits	60,957			52,852
Interest payable and other	4,238			6,361

Total noninterest-bearing liabilities	65,195			59,213

Total liabilities	650,510			579,523

Stockholders’ equity	57,991			49,633

Total liabilities and stockholders’ equity	$708,501			$629,156

Net interest income and interest rate spread		$5,517	2.95%		$5,057	2.82%

Net yield on average interest-earning assets			3.25%			3.36%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.91%			115.60%

(1)	Annualized
(2)	Interest income includes deferred loan fees
(3)	For amounts under $1 yields are calculated using actual interest income and actual average asset totals not rounded values

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2009

The following tables illustrate the impact of changes in both rate and volume on the net interest income realized by the Company for the three month periods ending March 31, 2009 and 2008.

Volume and Rate Variance Analysis

(dollars in thousands)

		For the Three Months Ended March 31,
	2009 vs. 2008			2008 vs.2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate(1)	Volume(1)	Total	Rate(1)	Volume(1)	Total
Interest Income:
Loans, including loans held for sale	(2,549)	804	(1,745)	(845)	2,380	1,535
Investment securities	(105)	280	175	34	(283)	(249)
Federal funds sold	—	2	2	(1)	(1)	(2)
Interest-earning cash deposits	—	—	—	—	—	—

Total interest income	(2,654)	1,086	(1,568)	(812)	2,096	1,284

Interest expense:
NOW accounts	(125)	—	(125)	6	(7)	(1)
Money markets	(141)	94	(47)	14	108	122
Savings deposits	(520)	390	(130)	—	74	74
Time deposits	(1,586)	156	(1,430)	(224)	653	429
Federal funds purchased and securities sold under agreements to repurchase	(60)	(60)	(120)	(14)	34	20
Borrowings	(8)	(168)	(176)	—	226	226

Total interest expense	(2,440)	412	(2,028)	(218)	1,088	870

Net increase in net interest income	$(214)	$674	$460	$(594)	$1,008	$414

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be seperated is all allocated to each variance proportionately.

Interest Sensitivity and Liquidity

One of the principal duties of the Company’s Asset/Liability Management Committee is management of interest rate risk. The Company regularly utilizes computer simulation modeling to assess the Company’s overall interest rate risk. The results of this modeling are then used to evaluate the possible need for adjustment of the duration of assets and/or liabilities and to implement strategies to accomplish such adjustments. The Committee reviews and approves comprehensive risk management strategies as well as significant individual transactions executed to modify the Company’s interest rate risk profile. Historically, management has viewed the maintaining of near neutral interest rate risk within a 100 basis point up or down band to be optimal. As a result of the current compressed margin environment, the Company’s asset sensitivity increased which in turn adversely impacted our net interest margin and consequently net income. Management believes that this situation will moderate as the Company’s CD portfolio continues to reprice downward. However, some residual impact of the recent significant decrease in rates is expected to linger for at least a portion of the remainder of 2009. In addition to management of interest rate risk, another function of the Asset/Liability Committee is evaluating the current liquidity of the Company and identifying and planning for future liquidity needs. Such needs primarily consist of insuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities. Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the FRB discount window and the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity. In addition, the Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $26.0 million and secured lines of credit of $5.0 million. At March 31, 2009, there were no outstanding balances on any of these credit facilities. The Company’s on balance sheet liquidity ratio was 7.0% at March 31, 2009. Management considers this ratio to be adequate to meet known or anticipated liquidity needs based upon our abundant off balance sheet liquidity, through the FHLB and FRB discount window borrowing availability.

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

Additional information regarding interest rate risk for the year ended December 31, 2008 is included in the Company’s filing on Form 10-K. The Company has not had any material changes in the overall interest rate risk since December 31, 2008.

Item 4T.	Controls and Procedures

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

No change in our internal control over financial reporting was identified that occurred during the Company’s first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. The recent disruptions in the credit markets and problems encountered in the financial services industry generally has increased the degree of the “Risks Related to our Business” discussed in our 10-K for 2008. Such increased risks includes risks related to raising additional capital, managing interest rate risk, attracting and retaining deposits, maintaining and increasing the Company’s net interest margin, dealing with enhanced regulation, collecting loans, and maintaining adequate liquidity. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

PART II – OTHER INFORMATION

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

31.01	Section 302 Certification – Chief Executive Officer

31.02	Section 302 Certification – Chief Financial Officer

32.01	Section 906 Certification

10.01	Agreement and Plan of Merger, dated as of February 16, 2009, by and between 1st Financial Services Corporation and AB&T Financial Corporation (incorporated by reference from exhibits to the Registrant’s 2008 Annual Report on Form 10-K)

10.02	Employment Agreement between Registrant and Roger A. Mobley (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.03	Amended Endorsement Split Dollar Agreement between the Bank and Gregory L. Gibson (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.04	Amended Endorsement Split Dollar Agreement between the Bank and Vincent K. Rees (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.05	Amended Endorsement Split Dollar Agreement between the Bank and Peggy H. Denny (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.06	Amended Endorsement Split Dollar Agreement between the Bank and B. Lee Beason (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.07.1	Non-Qualified Stock Option Agreement between Registrant and Roger A. Mobley (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Financial Services Corporation

Date: May 15, 2009	By:	/s/ Gregory L. Gibson
Gregory L. Gibson
Chief Executive Officer

Date: May 15, 2009	By:	/s/ Roger A. Mobley
Roger A. Mobley
Chief Financial Officer