Form 10-Q
period 2009-06-30
1st Financial Services CORP
filed 2009-08-14
CIK 1434743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Common Stock, $5 par value

5,005,111 shares outstanding as of August 10, 2009

1st Financial Services Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1st Financial Services Corporation

Consolidated Balance Sheets

June 30, 2009 (Unaudited) and December 31, 2008

(dollars in thousands)

	June 30, 2009	December 31, 2008
Assets

Cash and noninterest bearing bank deposits	$11,585	$10,244
Interest bearing deposit with banks	29	37
Federal funds sold	4,601	—

Total cash and cash equivalents	16,215	10,281
Investment securities available for sale	74,354	86,801
Investment securities held to maturity	806	824
Restricted equity securities	2,837	5,140
Loans held for sale	4,672	4,177
Loans, net of allowance for loan losses of $11,296 at June 30, 2009 and $9,013 at December 31, 2008	576,293	570,843
Bank owned life insurance	11,795	11,518
Property and equipment, net	6,639	7,140
Accrued interest receivable	3,161	3,138
Other assets	8,029	7,274

Total assets	$704,801	$707,136

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$60,321	$57,950
NOW accounts	60,772	56,000
Savings deposits	85,355	76,899
Money market accounts	48,256	35,798
Time deposits under $100	160,730	187,843
Time deposits of $100 and greater	182,507	176,524

Total deposits	597,941	591,014

Federal funds purchased and securities sold under agreements to repurchase	1,271	1,372
Borrowings	40,000	48,000
Accrued interest payable	2,283	3,313
Other liabilities	1,663	867

Total liabilities	643,158	644,566

Stockholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; 16,369 shares issued and outstanding at June 30, 2009 and December 31, 2008	15,481	15,380
Common stock, $5.00 par value; 20,000,000 shares authorized; 5,001,248 and 4,997,027 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	25,006	24,985
Common stock warrants	1,016	1,016
Additional paid-in capital	17,794	17,778
Retained earnings	2,335	3,933
Accumulated other comprehensive income (loss)	11	(522)

Total stockholders’ equity	61,643	62,570

Total liabilities and stockholders’ equity	$704,801	$707,136

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Income

For Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)

(dollars in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest income
Loans and fees on loans	$8,074	$8,911	$15,871	$18,453
Investment securities	637	586	1,545	1,319
Interest-bearing bank balances	—	1	—	1
Federal funds sold	2	6	4	6

Total interest income	8,713	9,504	17,420	19,779

Interest expense
Deposits	2,738	4,173	5,875	9,042
Federal funds purchased and securities sold under agreements to repurchase	4	49	7	172
Other borrowings	31	360	81	586

Total interest expense	2,773	4,582	5,963	9,800

Net interest income	5,940	4,922	11,457	9,979

Provision for loan losses	2,670	940	4,975	1,625

Net interest income after provision for loan losses	3,270	3,982	6,482	8,354

Noninterest income
Service charges on deposit accounts	547	535	1,049	1,052
Mortgage origination income	507	511	924	1,090
Other service charges and fees	90	26	174	59
Increase in cash surrender value of life insurance	135	136	277	252
Net realized gain on sale of investment securities	164	46	551	135
Other income	29	6	88	30

Total noninterest income	1,472	1,260	3,063	2,618

Noninterest expense
Salaries and employee benefits	2,463	2,295	4,787	4,722
Occupancy	366	352	754	705
Equipment	369	293	700	565
Advertising	116	211	282	490
Data processing and telecommunication	324	554	581	1,062
Deposit insurance premiums	568	94	808	184
Professional fees	227	201	484	310
Printing and supplies expense	70	76	139	132
Loss on sale of other real estate owned	1,011	—	1,011	—
Loss on sale of repossessions acquired in settlement of loans	427	—	427	—
Loss on restricted equity security	424	—	424	—
Other general and administrative	644	407	1,006	822

Total noninterest expense	7,009	4,483	11,403	8,992

Income (loss) before income taxes	(2,267)	759	(1,858)	1,980

Income tax expense (benefit)	(806)	251	(773)	683

Net income (loss)	(1,461)	508	(1,085)	1,297

Accretion of preferred stock to redemption value	51	—	101	—
Preferred dividends accrued	205	—	410	—

Net income (loss) available to common stockholders	$(1,717)	$508	$(1,596)	$1,297

Basic income (loss) per share	$(0.34)	$0.10	$(0.32)	$0.26

Diluted income (loss) per share	$(0.34)	$0.10	$(0.32)	$0.25

Basic weighted average shares outstanding	5,000,831	4,997,027	4,998,929	4,997,027

Diluted weighted average shares outstanding	5,000,831	5,248,856	4,998,929	5,253,788

1st Financial Services Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

(dollars in thousands except share data)

	Common Stock		Preferred Stock		Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2007	4,997,027	$24,985	—	$—	$—	$17,734	$3,621	$(128)	$46,212
Stock compensation expense	—	—	—	—	—	32	—	—	32
Comprehensive income									—
Net income	—	—	—	—	—	—	1,297	—	1,297
Net unrealized loss on investment securities available for sale, net of income taxes of $(213)	—	—	—	—	—	—	—	(152)	(152)
Reclassification adjustment for gains included in net income, net of income taxes of $(51)	—	—	—	—	—	—	—	(81)	(81)

Total comprehensive income	—	—	—	—	—	—	—	—	1,064

Balance, June 30, 2008	4,997,027	$24,985	—	$—	$—	$17,766	$4,918	$(361)	$47,308

Balance, December 31, 2008	4,997,027	$24,985	16,369	$15,380	$1,016	$17,778	$3,933	$(522)	$62,570
Issuance of common stock	4,221	21	—	—	—	(2)	—	—	19
Stock compensation expense	—	—	—	—	—	18	—	—	18
Preferred dividend	—	—	—	—	—	—	(412)	—	(412)
Accretion of Preferred Stock to redemption value	—	—	—	101	—	—	(101)	—	—
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	—	(1,085)	—	(1,085)
Net unrealized gain on investment securities available for sale, net of income taxes of $173	—	—	—	—	—	—	—	332	332
Reclassification adjustment for gains included in net income, net of income taxes of $102	—	—	—	—	—	—	—	201	201

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(552)

Balance, June 30, 2009	5,001,248	$25,006	16,369	$15,481	$1,016	$17,794	$2,335	$$11	$61,643

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(1,085)	$1,297
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	750	616
Provision for loan losses	4,975	1,625
Deferred income taxes	(1,266)	(392)
Amortization of premium on securities, net of discount accretion	273	190
Origination of available for sale loans	(66,323)	(61,133)
Sales of available for sale loans	65,828	65,497
Net realized gains on sales of investment securities	(551)	(135)
Net realized loss on sale of repossessions acquired in settlement of loans	427	—
Net realized loss on sale of real estate acquired in settlement of loans	1,011	—
Stock compensation expense	18	32
Loss on restricted equity securities	424	—
Increase in cash surrender value of bank owned life insurance	(277)	(252)
Changes in assets and liabilities:
Accrued interest receivable	(23)	552
Other assets	(1,202)	(353)
Accrued interest payable	(1,030)	(1,155)
Other liabilities	796	(79)

Net cash provided by operating activities	2,745	6,310

Cash flows from investing activities
Purchases of investment securities available for sale	(56,102)	(27,537)
Sales of investment securities available for sale	60,099	19,619
Maturities and calls of investment securities	9,554	18,960
Purchases of restricted equity securities	(281)	(3,413)
Sales of restricted equity securities	2,160	225
Net increase in loans	(10,425)	(76,218)
Purchase of bank owned life insurance	—	(5,000)
Purchases of property and equipment	(249)	(893)

Net cash provided by (used in) investing activities	4,756	(74,257)

Cash flows from financing activities

Proceeds from the issuance of common stock	19	—
Net increase in deposits	6,927	38,315
Net (decrease) in securities sold under agreements to repurchase and federal funds purchased	(101)	(7,850)
Net (decrease) increase in borrowings	(8,000)	48,000
Dividends paid on preferred stock	(412)	—

Net cash provided by (used in) financing activities	(1,567)	78,465

Net increase in cash and cash equivalents	5,934	10,518

Cash and cash equivalents, beginning	10,281	9,279

Cash and cash equivalents, ending	16,215	19,797

Supplemental disclosure of cash flow information
Transfer of loans to real estate acquired in settlement of loans	$3,882	$75

Transfer of loans to repossessions acquired in settlement of loans	$44	$53

Interest paid	$6,993	$10,955

Taxes paid	$505	$936

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

Note 1. Organization and Summary of Significant Accounting Policies

Organization

1 st Financial Services Corporation (the “Company”), formed in May 2008, is a North Carolina corporation and the sole owner of all of the capital stock of Mountain 1st Bank & Trust Company. Mountain 1st Bank & Trust Company (the “Bank”) is a North Carolina state chartered, non-member bank which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004. The Bank commenced operations on May 14, 2004 and has experienced rapid growth since that time. The Bank is headquartered in Hendersonville, North Carolina and currently conducts business in ten western North Carolina counties through fifteen full service branch offices. As a state chartered bank, the Bank is subject to regulation by the North Carolina State Banking Commission and the Federal Deposit Insurance Corporation. The Company is also regulated, supervised and examined by the Federal Reserve Bank.

Principles of Consolidation

The consolidated financial statements include the accounts of 1st Financial Services Corporation and its wholly-owned subsidiary Mountain 1st Bank & Trust. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of 1st Financial Services Corporation as of June 30, 2009, its results of operations for the three and six month periods ended June 30, 2009 and 2008, and its cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2009 and 2008. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, contained in the Company’s filing on Form 10-K. The accounting policies of the Company and the Bank follow generally accepted accounting principles and practices within the financial services industry.

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

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

Recent Accounting Developments

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amended EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s securities portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter 10-Q. The staff positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.

On April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 8 for Management’s evaluation of subsequent events.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Net Income Per Share

Basic income per share represents the net income allocated to common stockholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options, and are determined using the treasury stock method.

For the six months ended June 30, 2009, basic and diluted weighted average shares outstanding totaled 4,998,929 amounting to basic earnings per share (EPS) and diluted earnings per share of $(0.32) per share for the period. For the six months ended June 30, 2008, basic weighted average shares outstanding totaled 4,997,027 and basic earnings per share amounted to $0.26 per share. Diluted weighted average shares totaled 5,253,788 which accounted for dilution of $0.01 per share and resulted in fully diluted EPS of $0.25 per share for the six months ended June 30, 2008.

Additionally, 888,582 shares attributable to outstanding stock options and 276,815 warrants to purchase common stock were excluded from the calculation of diluted earnings per share for the six month period ended June 30, 2009 because their inclusion would have been anti-dilutive. At June 30, 2008, 335,331 shares were excluded from the diluted earnings per share calculations.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Company’s commitments at June 30, 2009 and December 31, 2008 is as follows (dollars in thousands):

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

	June 30, 2009	December 31, 2008
Commitments to extend credit	$81,310	$91,086
Standby letters of credit	3,493	2,751

	$84,803	$93,837

Note 4. Stock-based Compensation

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatility of our stock’s trading history. The expected life is based on the average life of the options and the weighted average graded vesting period, and forfeitures are estimated based on the Company’s history. Fifteen thousand options were granted during the six-month period ended June 30, 2009 with the following weighted-average assumptions: expected volatility of 32.95%; risk-free interest rate of 2.70%; and expected life of 10 years.

The Company recognized $18 thousand in stock compensation expense during the first six months of 2009, compared to $32 thousand during the first six months of 2008 all of which related to the vesting of outstanding options during those periods.

A summary of option activity under the Plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Intrinsic Value(1)
Outstanding, January 1, 2009	888,582	$8.58
Granted	15,000	5.52
Forfeited	—	—
Exercised	—	—

Outstanding, June 30, 2009	903,582	$8.53	5.56 Years	$—

Exercisable, June 30, 2009	871,082	$8.43	5.43 Years	$—

(1)	dollars in thousands

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

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, as well as U.S. Government and agency mortgage backed debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2009 (dollars in thousands):

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available-for-sale investments	$—	$74,354	$—

Total	$—	$74,354	$—

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

Assets and liabilities measured at fair value on a non-recurring basis are as follows as of June 30, 2009 (dollars in thousands):

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Mortgage loans held for sale	$—	$4,672	$—
Impaired loans	—	17,780	—
Real estate and other assets acquired through foreclosure	—	2,589	—

Total	$—	$25,041	$—

The Company has no liabilities carried at fair value or measured at fair value on a non-recurring basis.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

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

Note 6. Business Combination

On February 16, 2009, 1st Financial and AB&T Financial Corporation (AB&T), the parent company of Alliance Bank & Trust Company, entered into a definitive agreement whereby AB&T Financial Corporation will merge with and become part of 1st Financial Services Corporation. Under the terms of the agreement, AB&T stockholders will exchange each of their approximately 2,678,205 shares of common stock for 1.175 1st Financial common shares. The approximate 369,636 stock options outstanding would be exchanged for options to purchase shares of 1st Financial common stock on the same basis. The merger is designed to be a tax free exchange. Cash will be paid in lieu of fractional shares. The terms of exchange represent pro forma ownership in the resulting combined institution of approximately 38.6% and 61.4% for AB&T and 1st Financial stockholders, respectively, on a diluted basis. Closing of the merger, which is expected to occur in the third quarter of 2009, is subject to certain conditions, including approval by the stockholders of both companies and regulatory approval.

Note 7. Employee Stock Purchase Plan

During 2008, the Board of Directors and Stockholders approved a ten year non-compensatory Employee Stock Purchase Plan for the benefit of officers and employees of the bank. Beginning January 1, 2009, officers and employees were allowed to have the Company make payroll withholdings for the purpose of buying Company stock. The purchase price is 95 percent of the closing quoted market price of the last business day of the quarter. Shares for the quarter are purchased during the first month of the following quarter. During the second quarter of 2009, the Company issued 4,221 shares under this plan.

Note 8. Subsequent Event

On July 1, 2009, the Company entered into a branch sale agreement with Great State Bank for the sale of our Boone branch operations. The agreement calls for Great State Bank to assume all the deposits of the branch and the sale of all fixed assets at the then current book value. At June 30, 2009 the Boone branch had approximately $6.3 million in deposits and fixed assets with a book value of approximately $477 thousand.

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

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2009

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

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Those statements may be identified by the use of terms such as “may,” “will,” “should,” “could,” “plans,” “intends,” “anticipates,” “expects”, “believes,” “estimates,” “predicts,” “forecasts,” “potential’ or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) projected business increases in connection with the implementation of our business plan are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) expenses in general are greater than expected; (4) general economic conditions, in the markets in which the Company does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) any inability to generate liquidity necessary to meet loan demand or other cash needs; (9) any inability to accurately predict the adequacy of the loan loss allowance needs; (10) legislation or regulatory requirements or changes that could adversely affect the businesses in which the Company is engaged; (11) decision to change the business mix of the Company; and (12) factors discussed in reports previously filed by the Company.

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

General Economic Conditions

Throughout most of its history, the Bank has operated in an environment of rising interest rates. However, during the last three months of 2007, the Federal Reserve’s Federal Open Market Committee (FOMC) began to dramatically reduce short term interest rates in response to a weakening economy. Heretofore, management had structured the Company’s balance sheet to be relatively interest rate neutral within a normal band of interest rate fluctuations from 100 to 200 basis points up or down. However, the Federal Reserve has elected to reduce rates in an extreme fashion that is unprecedented in recent history. As a result, the slightly asset sensitive bias maintained

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2009

by the Company since its inception has become more pronounced as rates have rapidly fallen over the past nine or ten months. Since the first drop in rates in late September 2007, rates have decreased 425 basis points (4.25%). Approximately seventy-five percent (75%) of the Company’s loan portfolio are variable rate loans. The rates on these loans dropped further and faster than did the costs associated with the Company’s deposits. As a result, the Company’s net interest margin declined substantially during 2008. The Company’s net interest margin averaged 4.01% during 2007 while the 2008 net interest margin fell to 3.24% as a result of the falling rate environment. As a result of the declining interest rate environment the net interest margins fell to 3.38% and 3.22%, respectively, for the six month periods ended June 30, 2009 and 2008, respectively. The Company’s margins are showing significant improvement in the first half of 2009. As the Company’s CD portfolio re-prices over the next several months, management expects the Company’s net interest margin to improve somewhat. However, due to the low absolute level of rates currently being experienced, we anticipate margin compression to continue throughout the remainder of 2009. We think this will likely prevent margins from expanding to 2007 levels until interest rates once again begin to rise.

Overview

The Company’s primary market area is located in the mountain region of southwestern North Carolina and predominately encompasses the Asheville/Hendersonville metropolitan statistical area. The principal business sectors in this region include service companies directly or indirectly linked to tourism which is the largest economic driver of the region, small to mid-sized manufacturing companies, real estate development, particularly relating to the ongoing growth of the area as a retirement and second home destination, the arts and crafts industry and to a lesser degree, agriculture.

The Bank believes that its current base of business is relatively well diversified as is the general economic base of the region as a whole. The only concentration identified by management within the Bank’s lending portfolio is in loans secured by real estate. At June 30, 2009, loans collateralized by real estate, comprise approximately 83.6% of the Banks’ total loan portfolio. Management believes that concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral. These include residential, multifamily and commercial properties. This total includes $157.8 million in loans classified as construction or acquisition and development and $198.1 million in loans classified as commercial real estate, representing 26.7% and 33.7%, respectively of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios. At December 31, 2008 and June 30, 2009, loans exceeding regulatory loan to value guidelines were 55.0% and 66.6%, respectively, of risk-based capital, well below the regulatory threshold of 100% of capital.

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

The Bank’s balance sheet contracted by approximately $2.3 million (less than 1.0%) during the first six months of 2009. Overall growth plans have now been purposely slowed in response to uncertainties with respect to the national economy, national and local real estate markets, the domestic interest rate environment and global currency markets. A sizeable portion of our outstanding loans were attributable to a relationship that has been established with Live Oak Bank, a de novo state chartered bank located in eastern North Carolina. The Bank has worked with this bank during its organization phase to originate loans to their existing customers and has agreed to sell these loans back to the new institution once they began operations. At June 30, 2009, such loans had been reduced from a

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2009

high of over $80 million to approximately $51 million. Management had anticipated the entire transfer of these loans would commence in the second quarter of 2008 and be completed by the end of the fourth quarter. However, it is now expected that the Bank will be allowed to retain these loans indefinitely. It is anticipated that this will be an ongoing relationship and that the Bank will continue to participate in the lending activities of Live Oak on a regular basis, which management feels will positively impact future earnings.

The Company’s primary source of revenue is derived from interest income produced through traditional banking activities such as generating loans and earning interest on securities. Additional sources of income are derived from fees on deposit accounts and from mortgage origination services. Deposit and loan growth as well as expansion of the Bank’s branch network have continued to be management’s primary goals to date. It is expected that expansion of the Company’s geographic footprint will continue to be a primary focus for the foreseeable future. However, as disclosed in Note 8, the Company has agreed to the sale of the Boone branch. Also, as discussed above, management has slowed the growth of the Bank’s core loan portfolio in response to current economic trends. We expect a considerably slower growth rate over the next four to six quarters as the duration and depth of the current economic slowdown becomes more ascertainable.

In its first five years of operation, fifteen full-service branch offices have been opened. Management’s business plan has been predicated upon the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area. As a part of this growth strategy, management expects to continue to open new branch offices to augment the current branch network over at least the next two years while continuing to grow existing branches and markets. Management has begun to consider other avenues for expansion in addition to de novo branching. Assuming the effective execution of the Company’s current strategies, management expects its anticipated growth and expansion to have a favorable long-term impact on the Company’s profitability and shareholder value. However, management does expect such growth to constrain near-term earnings and also to present unique managerial challenges. It remains management’s opinion that attaining an above average growth rate while continuing to grow earnings is a sound and achievable business plan which should enhance the Company’s overall franchise value over time. To that end, the Company recently executed a definitive merger agreement with AB&T Financial Corporation as described in Note 6 of this report.

Maintaining sound asset quality is another key focal point for the Company as it grows. To date, the Company has been able to maintain favorable asset quality ratios. However as a result of the current economic environment, the Bank experienced an increase in nonperforming assets (nonaccruing loans and accruing loans past due 90 or more days) during the first six months of 2009 which has resulted in an increase in our allowance for loan losses. This development is further discussed under the heading Asset Quality below. The business of lending to small businesses and consumers carries with it significant credit risks, which must be continually managed. Management monitors asset quality and credit risk on an ongoing basis and fully expects to experience credit losses in the future. While it is management’s goal to minimize credit losses to the fullest extent possible, as the Company’s loan portfolio continues to grow and season, management expects loan losses to increase. Management continues to engage third party consultants to assist in monitoring and evaluating the quality of the portfolio.

Financial Overview

The Company experienced a slight decline in asset size during the first six months of 2009. At June 30, 2009, the Company’s assets totaled $704.8 million compared to $707.1 million on December 31, 2008, a decrease of $2.3 million or 0.33%. As discussed previously, management has proactively slowed overall growth in response to current economic conditions. However, in addition to the current anticipated merger with AB&T, we do expect to continue to grow both existing retail offices as well as selectively adding new offices as opportunities to do so arise. Investment securities decreased by $12.4 million or 14.2%, from $87.6 million at December 31, 2008 to $75.2 million at June 30, 2009. During the first six months of 2009, gross loans increased by $8.3 million, or 1.42% from $584.0 million on December 31, 2008 to $592.3 million at June 30, 2009. During the same period, deposits increased to $597.9 million on June 30, 2009 compared with $591.0 million at the end of 2008. The increase in deposits was the major factor in the Company’s decrease in borrowings which decreased by $8.0 million, or 16.7% from $48.0 million at December 31, 2008 to $40.0 million at June 30, 2009. Management’s goal remains to attain overall balanced growth of the Company’s balance sheet to the extent possible. At June 30, 2009, net loan growth had outpaced deposit growth by $1.1 million, principally as a result of the loans currently being warehoused for Live Oak Bank as discussed above. The Company’s loan to asset ratio increased slightly to 84.1 % from 82.6% at December 31, 2008, which is slightly above management’s targeted range of 75% to 82%. Excluding loans

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2009

warehoused for Live Oak, the ratio of loans to assets would have been 76.8% at June 30, 2009. During the second quarter of 2009, the Company’s net loss was $1.5 million as compared with net income of $1.3 million for the same period during 2008. The core operations of the Company, as measured by our net interest margin and net interest income, continued to improve. For the quarter, the Company’s net interest margin increased to 3.51% as compared with 3.09% for the second quarter of 2008 and 3.25% for the first quarter of 2009. Accordingly, net interest income for the quarter increased to $5.9 million as compared with $4.9 million for the second quarter of 2008 and $5.5 million for the first quarter of 2009. Non-interest income also performed well during the quarter totaling $1.5 million as compared to $1.3 million recorded during the second quarter of 2008 and $1.6 million earned during the first quarter of 2009.

However, during the period, the Company experienced a number of individually significant events which negatively impacted the Company’s earnings for the quarter. These included a special FDIC assessment totaling approximately $328 thousand; a loss of $424 thousand associated the write off of stock of the Bank’s primary correspondent, Silverton Bank, which failed during the quarter; legal, accounting and other expenses associated with preparation for the merger with AB&T Financial Corporation in the amount of $140 thousand and a significant write down of collateral associated with a purchased loan participation totaling nearly $1.0 million. As a result of these events, non-interest expense for the second quarter increased to approximately $7.0 million as compared with $4.5 million during the same period in 2008 and $4.4 million during the first quarter of 2009. Additionally, the Company’s provision for loan losses for the second quarter totaled $2.7 million as compared with $940 thousand during the second quarter of 2008 and $2.3 million during the first quarter of 2009. Clearly, the severity of the current recession continues to have a substantial negative impact on the Company’s performance. While management is dissatisfied with the second quarter financial performance, we are pleased with the continued improvement in the core earnings of the Company and believe this will position us well for the eventual improvement in economic conditions.

Investments

The Company maintains a portfolio of investment securities as part of its asset/liability and liquidity management programs which emphasize effective yields and maturities to match its needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet liquidity and interest rate sensitivity needs for the Company.

Held to maturity securities are bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. Investments in held to maturity securities at June 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal securities	$806	$807	$824	$831

Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities. Investments in available for sale securities at June 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale

U.S. Government agencies	$19,100	$—	$321	$18,779
Government-sponsored enterprises	3,112	—	81	3,031
Mortgage backed securities	52,125	511	92	52,544

	$74,337	$511	$494	$74,354

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2009

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

The following table details unrealized losses and related fair values in the Company’s available for sale investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009 (dollars in thousands).

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$10,932	$139	$7,848	$182	$18,780	$321
Government-sponsored enterprises	3,031	81	—	—	3,031	81
Mortgage backed securities	15,752	83	644	9	16,396	92

Total temporarily impaired securities	$29,715	$303	$8,492	$191	$38,207	$494

Fifteen individual securities were in a continuous unrealized loss position for twelve months or more at June 30, 2009. All unrealized losses on investment securities are considered by management to be temporary in nature. Given the credit ratings on these investment securities and the short duration of the individual securities, these securities are not considered to be permanently impaired.

Loans

Net loans outstanding (excluding loans held for sale) were $576.3 million on June 30, 2009, compared to $570.8 million on December 31, 2008, an increase of $5.5 million or 0.96%. The major components of loans on the balance sheet at June 30, 2009 and December 31, 2008 are illustrated in the following table (dollars in thousands):

	June 30, 2009	December 31, 2008
Real estate:
Construction and development	$157,783	$165,017
1-4 family residential	126,845	117,835
Multifamily	8,327	9,018
Nonfarm, nonresidential	198,061	193,010

Total real estate	491,016	484,880
Commercial and industrial loans	90,346	88,471
Consumer	6,227	6,505

	587,589	579,856
Allowance for loan losses	(11,296)	(9,013)

	$576,293	$570,843

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2009

Management expects that loan growth will be more muted during the remainder of 2009 as a result of the economic uncertainties expected to persist for at least the duration of 2009.

Deposits

One of the primary goals for the Company is to increase non-CD deposits as a percentage of total deposits. By so doing, management believes this will enhance both the profitability and franchise value of the Company and will further solidify the banking relationships of the Bank’s customer base. Beginning in the first half of 2008, significant progress has been made toward this goal. At June 30, 2009, approximately 57.4% of the Bank’s total deposits were comprised of CDs. At the same date one year ago, that percentage amounted to 61.8%. Total deposits on June 30, 2009 were $597.9 million compared to $591.0 million on December 31, 2008, an increase of $6.9 million or 1.2%. Demand deposits increased by $2.4 million or 4.1% during the first six months of 2009, to end the period at $60.3 million while NOW accounts increased by $4.8 million or 8.5%. Through the first six months of 2009, savings account balances increased by $8.5 million or 11.1% to end the period at $85.4 million compared to $76.9 million at December 31, 2008. Money market account balances increased by $12.5 million or 34.9% for the six months ended June 30, 2009 to end the period at $48.3 million, compared to $35.8 at December 31, 2008. Certificates of deposit decreased during the first six months of 2009, decreasing $21.2 million or 5.8%. Certificates under $100 thousand decreased by $27.1 million or 14.4% while jumbo CDs increased $6.0 million or 3.4%. The Company’s DDA to total deposit ratio increased slightly from 9.8% at December 31, 2008 to 10.1% at June 30, 2009.

Borrowings

As of June 30, 2009, the Company had total borrowings of $41.3 million compared to $49.4 million at December 31, 2008, a decrease of $8.1 million or 16.4%. During the first quarter of 2009, the Bank entered into a borrowing arrangement through the Federal Reserve Bank’s (FRB) discount window which offered more advantageous rates than the Federal Home Loan Bank of Atlanta (FHLB). Consequently, the $48.0 million in borrowings at the FHLB at December 31, 2008 were replaced by advances from the FRB’s discount window. These advances totaled $40.0 million at June 30, 2009. Securities sold under agreements to repurchase balances were $1.3 million at June 30, 2009, down from $1.4 million at December 31, 2008. As discussed previously, the Company has entered into a relationship with Live Oak Bank to warehouse a portion of their loan production. The Bank has relied primarily upon wholesale funding sources to fund these loans. At June 30, 2009 these loans totaled approximately $20.1 million and accounted for a significant portion of the usage of the outstanding borrowings.

Stockholders’ Equity

Principally as a result of the Company’s net loss for the first six months of 2009, stockholders’ equity decreased to $61.6 million or approximately 8.7% of total assets at June 30, 2009 as compared to $62.6 million or 8.9% of total assets at December 31, 2008. A $533 thousand increase in unrealized losses on available for sale securities (net of income taxes) and a $412 thousand decrease resulting from the payment of our preferred dividends were the other primary factors contributing to the change in stockholders’ equity.

Plans are also being formulated as to the type and amount of an additional equity infusion. Given the state of equity markets currently, a capital raise during the next six months is expected to be limited. Management currently anticipates any such capital raising effort which could occur in the next twelve months to range between $5 million to $10 million. While management expects any capital raise conducted any time in the future to be successfully completed, it should be noted that if additional equity cannot be generated, this could adversely affect the rate of future growth of the Company.

Although an initial annual cash dividend was paid on common stock during the first quarter of 2008, Management does not anticipate future cash dividends on common stock for the foreseeable future. No cash dividends, other than those required on the preferred stock issued under TARP have been declared to date during 2009. The actual capital amounts and ratios for the Company and the Bank at June 30, 2009 are presented in the following table (dollars in thousands):

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2009

	Actual		Minimum Capital Required		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009
Total Capital (to Risk-Weighted Assets)
Company	$68,845	12.02%	$45,838	8.00%	$57,297	10.00%
Bank	$66,743	11.65%	$45,837	8.00%	$57,296	10.00%
Tier I Capital (to Risk-Weighted Assets)
Company	$61,632	10.76%	$22,919	4.00%	$34,378	6.00%
Bank	$59,530	10.39%	$22,918	4.00%	$34,377	6.00%
Tier I Capital (to Average Assets)
Company	$61,632	8.73%	$28,229	4.00%	$32,287	5.00%
Bank	$59,530	8.44%	$28,229	4.00%	$32,287	5.00%

Asset Quality

The provision for loan losses charged to operations during the first six months of 2009 totaled $5.0 million, while net charge offs during the period amounted to $2.7 million, resulting in a net increase in the allowance for loan losses of $2.3 million to $11.3 million or 1.92% of period end loans, excluding loans held for sale at June 30, 2009. The increase in the loan loss allowance was due to an increase in delinquencies in the loan portfolio and the general economic environment. At June 30, 2009, the Company had approximately $1.6 million in loans 30 to 90 days delinquent, $1.3 million in loans over 90 days delinquent and still accruing interest, non-accruing loans totaling $17.8 million, $2.6 million in foreclosed assets and no repossessed personal property. Management has taken what it believes to be a relatively aggressive stance on identifying problems with credits and placing them on non-accruing status relatively early in its evaluation process. As a result, non-performing assets increased during the second quarter. Management has evaluated these credits and their ultimate collectibility and believes that any potential losses which may be incurred on these credits in the future are manageable and are incorporated into its analysis of the adequacy of the Bank’s existing allowance for loan losses. The increase in non-accruals to $17.8 million from the $11.0 million at March 31, 2009, was due primarily to one credit relationship of approximately $6.6 million which was past due over 90 days and placed on non-accruing status. The loan-to-value ratio on this relationship was approximately 25.3% (based upon a recent appraisal) and management expects to have this relationship moved from the Bank during the third quarter of 2009 with no loss to the Bank. The remaining non-accrual loans are primarily collateralized by real estate and have specific reserves allocated in the allowance for loan losses at June 30, 2009.

Impaired Loans. Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals. At June 30, 2009, impaired loans totaled $17.8 million. Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $2.5 million in the aggregate.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2009

Credit loss experience for the six months ended June 30, 2009 and 2008 is presented below (dollars in thousands).

Loan Loss and Recovery

	For the Six Months Ended June 30,
	2009	2008
Balance at beginning of the period	$9,013	$7,571
Provision for loan losses	4,975	1,625
Charge-offs	—	—
Construction and development	1,471	200
1-4 family residential	1,072	—
Multifamily	—	—
Nonfarm, non residential	—	—

Total real estate	2,543	200
Commercial	160	157
Consumer	15	45

Total charge-offs	2,718	402
Recoveries
Construction and development	—	—
1-4 family residential	2	—
Multifamily	—	—
Nonfarm, non residential	—	—

Total real estate	2	—
Commercial	20	6
Consumer	4	16

Total recoveries	26	22

Net charge-offs	2,692	380
Balance at end of period	$11,296	$8,816

Average loans, excluding loans held for sale	$583,205	$557,405

Period end loans, excluding loans held for sale	$587,589	$592,746

Net charge-offs to average loans, excluding loans held for sale	0.46%	0.07%

Allowance for loan losses to period end loans, excluding loans held for sale	1.92%	1.49%

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

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2009

Results of Operations

Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

The Company’s net loss for the second quarter of 2009 totaled $1.5 million or $0.34 per basic weighted average share and diluted share compared to net income of $508 thousand or $0.10 per basic diluted share for the three months ended June 30, 2008 representing a decrease of $2.0 million or 387.6%. Interest income for the second quarter of 2009 totaled $8.7 million while interest expense totaled $2.8 million, resulting in net interest income of $5.9 million for the quarter. This compares to the same period in 2008 when interest income totaling $9.5 million, combined with interest expense of $4.6 million, resulted in net interest income of $4.9 million. The increase in interest income quarter over quarter is attributable to the improvement in the Company’s net interest margin, which increased from 3.09% for the three months ended June 30, 2008 to 3.51% for the three months ended June 30, 2009. Provisions for loan losses for the quarter totaled $2.7 million compared to $940 thousand for the same period in 2008.

Noninterest income for the quarter amounted to $1.5 million and was comprised primarily of fees generated from mortgage origination activities of $507 thousand and service charges on deposit accounts of $547 thousand. This compares favorably with the second quarter of 2008 during which time the Company generated noninterest income of $1.3 million, of which $511 thousand was generated through mortgage origination activities and $535 thousand resulted from fees and service charges on deposit accounts. Noninterest income for the three months ended June 30, 2009 also included $135 thousand from increases in the cash surrender value of bank-owned insurance policies and $164 thousand in realized gains from the sale of investment securities.

During the second quarter, the Company experienced a number of one time type events which negatively impacted 1st Financials’ non-interest expense for the quarter. These included a special FDIC assessment totaling approximately $328 thousand; a loss of $424 thousand associated with the write off of stock of the Bank’s primary correspondent, Silverton Bank, which failed during the quarter; a loss of $427 thousand on the sale of a repossessed asset; legal, accounting and other expenses associated with preparation for the merger with AB&T Financial Corporation in the amount of $140 thousand and a significant write down of collateral associated with a purchased loan participation totaling nearly $1.0 million. As a result of these events, non-interest expense for the second quarter increased to approximately $7.0 million as compared with $4.5 million during the same period in 2008. Compensation expense totaled approximately $2.5 million, and accounted for 35.7% of noninterest expenditures. Marketing and advertising expenses during the quarter totaled $116 thousand, which declined by $95 thousand or 45.0% from the same quarter in 2008. Data processing and telecommunication expense amounted to $324 thousand or 4.6% of noninterest expense for the period while occupancy expense increased to $366 thousand or 5.2%. Due to the net loss in the second quarter, the Company recorded an income tax benefit of $806 thousand compared to $251 thousand in income tax expense for the same period in 2008.

Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

The Company recorded a year to date loss of $1.1 million or $0.32 per basic weighted average and diluted share as compared to net income of $1.3 million or $0.26 per basic weighted average share and $0.25 per diluted share for the first six months of 2008. Pre-tax, pre-provision income, a non-GAAP financial measure, decreased by $500 thousand or 14% during the first six months of 2009 as compared with the same period in 2008. During this period, pre-tax, pre-provision income amounted to $3.1 million with provision for loan losses totaling $5.0 million and a tax benefit amounting to $773 thousand resulting in a net loss of $1.1 million for the first six months of 2009. During the same period of 2008, pre-tax, pre-provision income totaled $3.6 million with provision for loan losses totaling $1.6 million and tax expense amounting to $683 thousand resulting in net income of $1.3 million or $0.26 per basic weighted average share and $0.25 per diluted share.

Total interest income of $17.4 million for the six months ended June 30, 2009 combined with total interest expense of $5.9 million for the same period, generated net interest income of $11.5 million, an increase of $1.5 million or approximately 14.8% over the same period during 2008. The increase in net interest income experienced during the first six months of 2009 resulted primarily from the increase in the Company’s net interest margin which increased from 3.22% for the six months ended June 30, 2008 to 3.38% for the six months ended June 30, 2009. Despite the negative impact of the increase in non-accrual loans and the associated recapture of previously recognized interest income during the quarter, management is pleased with the degree of improvement in the net interest margin for the

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2009

six months ended June 30, 2009. Noninterest income for the six months totaled $3.1 million as compared with $2.6 million for the same period in 2008, representing an increase of approximately $445 thousand or 17.0%. The two primary drivers of this increase were income derived from mortgage loan originations and service charges on deposit accounts, which contributed $924 thousand and $1.0 million, respectively, to noninterest income while increases in the cash surrender value of bank-owned life insurance and net realized gains on the sale of investment securities contributed $277 thousand and $551 thousand, respectively. During the same period in 2008, income derived from mortgage loan originations and service charges on deposits each in the amount of $1.1 million were the major components of noninterest income.

Noninterest expenses during the first six months of 2009 increased by $2.4 million or 26.8% as compared with the same period in 2008. The afore-mentioned one time type events including an FDIC special assessment totaling approximately $328 thousand, a loss of $424 thousand associated with the write off of stock of the Bank’s primary correspondent, Silverton Bank, a loss of $427 thousand on the sale of a repossessed asset, expenses associated with the preparation for the merger with AB&T Financial Corporation in the amount of $140 thousand and a $1.0 million write down of collateral associated with a purchased loan participation combined for a total increase of $1.9 million or 79.2 % of the total increase in noninterest expense for the six month period ending June 30, 2009 compared to June 30, 2008. Occupancy and equipment expenses increased $184 thousand or 14.5% while data processing costs decreased $481 thousand or 45.3% as the Company utilized its remaining credits from its fourth quarter 2008 core system conversion. Professional fees increased $174 thousand or 56.1% during the first six months of 2009 as compared with 2008. Due to its net loss for the first six months of 2009, the Company recorded an income tax benefit of $773 thousand for the period compared to $683 thousand income tax expense for the same period in 2008.

The following tables illustrate the Company’s yield on earning assets and cost of funds for the three and six month periods ending June 30, 2009 and 2008.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2009

Average Balances and Net Interest Income

(Dollars in thousands)

	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)
Interest-earning assets:
Loans, including loans held for sale	$589,053	$8,075	5.48%	$581,016	$8,911	6.13%
Investment securities	82,696	636	3.08%	55,503	586	4.22%
Federal funds sold	5,453	2	0.15%	1,258	6	1.91%
Interest-earning cash deposits	29	—	0.00%	34	1	2.03%

Total interest-earning assets	677,231	8,713	5.15%	637,811	9,504	5.96%

Noninterest-earning assets:
Cash and due from banks	9,509			10,117
Property and equipment	6,787			6,954
Interest receivable and other	12,208			10,230

Total noninterest-earning assets	28,504			27,301

Total assets	$705,735			$665,112

Interest-bearing liabilities:
NOW accounts	59,475	53	0.36%	56,978	135	0.95%
Money markets	44,723	190	1.70%	26,459	195	2.95%
Savings deposits	83,211	307	1.48%	65,632	406	2.47%
Time deposits	341,934	2,187	2.56%	338,812	3,437	4.06%
Federal funds purchased/repurchase agreements	2,417	5	0.83%	7,509	49	2.61%
Borrowings	49,695	31	0.25%	60,166	360	2.39%

Total interest-bearing liabilities	581,455	2,773	1.91%	555,556	4,582	3.30%

Noninterest-bearing liabilities:
Demand deposits	63,573			56,551
Interest payable and other	4,417			5,236

Total noninterest-bearing liabilities	67,990			61,787

Total liabilities	649,445			617,343

Stockholders’ equity	56,290			47,769

Total liabilities and stockholders’ equity	$705,735			$665,112

Net interest income and interest rate spread		$5,940	3.24%		$4,922	2.66%

Net yield on average interest-earning assets			3.51%			3.09%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.47%			114.81%

(1)	Annualized
(2)	Interest income includes deferred loan fees
(3)	For amounts under $1 yields are calculated using actual interest income and actual average asset totals not rounded values

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2009

Average Balances and Net Interest Income

(Dollars in thousands)

	For the Six Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)
Interest-earning assets:
Loans, including loans held for sale	$586,408	$15,871	5.41%	$562,000	$18,453	6.57%
Investment securities	86,664	1,545	3.57%	56,972	1,319	4.63%
Federal funds sold	4,734	4	0.17%	629	6	1.91%
Interest-earning cash deposits	29	—	0.00%	35	1	5.71%

Total interest-earning assets	677,835	17,420	5.14%	619,636	19,779	6.38%

Noninterest-earning assets:
Cash and due from banks	9,824			9,830
Property and equipment	6,912			6,845
Interest receivable and other	12,540			9,503

Total noninterest-earning assets	29,276			26,178

Total assets	$707,111			$645,814

Interest-bearing liabilities:
NOW accounts	57,353	107	0.37%	55,041	314	1.14%
Money markets	40,995	345	1.68%	27,761	397	2.86%
Savings deposits	80,966	596	1.47%	61,922	825	2.66%
Time deposits	347,451	4,826	2.78%	339,461	7,506	4.42%
Federal funds purchased/repurchase agreements	1,937	8	0.83%	10,533	172	3.27%
Borrowings	55,680	81	0.29%	43,215	586	2.71%

Total interest-bearing liabilities	584,382	5,963	2.04%	537,933	9,800	3.64%

Noninterest-bearing liabilities:
Demand deposits	62,272			54,702
Interest payable and other	4,328			5,798

Total noninterest-bearing liabilities	66,600			60,500

Total liabilities	650,982			598,433

Stockholders’ equity	56,129			47,381

Total liabilities and stockholders’ equity	$707,111			$645,814

Net interest income and interest rate spread		$11,457	3.10%		$9,979	2.74%

Net yield on average interest-earning assets			3.38%			3.22%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.99%			115.19%

(1)	Annualized
(2)	Interest income includes deferred loan fees
(3)	For amounts under $1 yields are calculated using actual interest income and actual average asset totals not rounded values

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2009

The following tables illustrate the impact of changes in both rate and volume on the net interest income realized by the Company for the three and six month periods ending June 30, 2009 and 2008.

Volume and Rate Variance Analysis

(dollars in thousands)

	For the Three Months Ended June 30,
	2009 vs. 2008			2008 vs.2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate(1)	Volume(1)	Total	Rate(1)	Volume(1)	Total
Interest Income:
Loans, including loans held for sale	(963)	127	(836)	(232)	107	(125)
Investment securities	(60)	110	50	(337)	(48)	(385)
Federal funds sold	—	(4)	(4)	5	—	5
Interest-earning cash deposits	—	(1)	(1)	—	—	—

Total interest income	(1,023)	232	(791)	(564)	59	(505)

Interest expense:
NOW accounts	(82)	—	(82)	59	(150)	(91)
Money markets	8	(13)	(5)	100	3	103
Savings deposits	(231)	132	(99)	36	(2)	34
Time deposits	(1,275)	25	(1,250)	(1,726)	1,215	(511)
Federal funds purchased and securities sold under agreements to repurchase	(22)	(22)	(44)	(27)	(53)	(80)
Borrowings	(267)	(62)	(329)	360	—	360

Total interest expense	(1,869)	60	(1,809)	(1,198)	1,013	(185)

Net increase in net interest income	$846	$172	$1,018	$634	$954	$(320)

	For the Six Months Ended June 30,
	2009 vs. 2008			2008 vs.2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate(1)	Volume(1)	Total	Rate(1)	Volume(1)	Total
Interest Income:
Loans, including loans held for sale	(3,425)	843	(2,582)	3,237	(1,826)	1,411
Investment securities	(170)	396	226	(481)	(153)	(634)
Federal funds sold	(1)	(1)	(2)	2	—	2
Interest-earning cash deposits	(1)	—	(1)	—	—	—

Total interest income	(3,597)	1,238	(2,359)	2,758	(1,979)	779

Interest expense:
NOW accounts	(207)	—	(207)	63	(155)	(92)
Money markets	156	(208)	(52)	203	23	226
Savings deposits	(802)	573	(229)	159	(52)	107
Time deposits	(2,886)	206	(2,680)	(943)	861	(82)
Federal funds purchased and securities sold under agreements to repurchase	(82)	(82)	(164)	108	(168)	(60)
Borrowings	(721)	216	(505)	586	—	586

Total interest expense	(4,542)	705	(3,837)	176	509	685

Net increase in net interest income	$945	$533	$1,478	$2,582	$(2,488)	$94

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be seperated is all allocated to each variance proportionately.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2009

Interest Sensitivity and Liquidity

One of the principal duties of the Company’s Asset/Liability Management Committee is management of interest rate risk. The Company regularly utilizes computer simulation modeling to assess the Company’s overall interest rate risk. The results of this modeling are then used to evaluate the possible need for adjustment of the duration of assets and/or liabilities and to implement strategies to accomplish such adjustments. The Committee reviews and approves comprehensive risk management strategies as well as significant individual transactions executed to modify the Company’s interest rate risk profile. Historically, management has viewed the maintaining of near neutral interest rate risk within a 100 basis point up or down band to be optimal. As a result of the current compressed margin environment, the Company’s asset sensitivity increased which in turn adversely impacted our net interest margin and consequently net income. Management believes that this situation will moderate as the Company’s CD portfolio continues to reprice downward. However, some residual impact of the recent significant decrease in rates is expected to linger for at least a portion of the remainder of 2009. In addition to management of interest rate risk, another function of the Asset/Liability Committee is evaluating the current liquidity of the Company and identifying and planning for future liquidity needs. Such needs primarily consist of insuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities. Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the FRB discount window and the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity. In addition, the Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $26.4 million. At June 30, 2009, there were no outstanding balances on any of these credit facilities. The Company’s “on balance sheet” liquidity ratio was 7% at June 30, 2009. Management considers this ratio to be adequate to meet known or anticipated liquidity needs based upon our abundant off balance sheet liquidity, through the FHLB and FRB discount window borrowing availability.

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

No change in our internal control over financial reporting was identified that occurred during the Company’s second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. The recent disruptions in the credit markets and problems encountered in the financial services industry generally have increased the degree of the “Risks Related to our Business” discussed in our 10-K for 2008. Such increased risks includes risks related to raising additional capital, managing interest rate risk, attracting and retaining deposits, maintaining and increasing the Company’s net interest margin, dealing with enhanced regulation, collecting loans, and maintaining adequate liquidity. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 26, 2009, the Annual Meeting of Shareholders of the Company was held to consider and vote upon three issues: (i) election of four (4) directors, (ii) advisory vote on executive compensation and (iii) ratification of the appointment of Brown Edwards & Company, LLP as independent accountants for 2009. Each of the items offered for consideration was approved. The shares were voted as follows:

Proposal 1. Election of Directors

	Votes For	Votes Withheld	Broker Non-Votes	Total
B. Lee Beason	3,203,037	120,159	—	3,323,196
Gregory L. Gibson	3,232,565	90,631	—	3,323,196
Vincent K. Rees	3,232,195	91,001	—	3,323,196
John S. Sheiry	3,227,290	95,906	—	3,323,196

Proposal 2. Advisory Vote on Executive Compensation

Votes For	Votes Against	Votes Abstained	Broker Non-Votes	Total
2,889,062	342,781	91,350	3	3,323,196

Proposal 3. Ratification of Independent Accountants

Votes For	Votes Against	Votes Abstained	Broker Non-Votes	Total
3,292,951	17,859	12,386	—	3,323,196

PART II – OTHER INFORMATION

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

2.01	Agreement and Plan of Merger, dated as of February 16, 2009, by and between 1st Financial Services Corporation and AB&T Financial Corporation (incorporated by reference from exhibits to the Registrant’s 2008 Annual Report on Form 10-K)

10.01	Agreement and Plan of Merger, dated as of February 16, 2009, by and between 1st Financial Services Corporation and AB&T Financial Corporation (incorporated by reference from exhibits to the Registrant’s 2008 Annual Report on Form 10-K)

10.02	Employment Agreement between Registrant and Roger A. Mobley (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.03	Amended Endorsement Split Dollar Agreement between the Bank and Gregory L. Gibson (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.04	Amended Endorsement Split Dollar Agreement between the Bank and Vincent K. Rees (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.05	Amended Endorsement Split Dollar Agreement between the Bank and Peggy H. Denny (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.06	Amended Endorsement Split Dollar Agreement between the Bank and B. Lee Beason (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.07	Non-Qualified Stock Option Agreement between Registrant and Roger A. Mobley (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

31.01	Section 302 Certification – Chief Executive Officer

31.02	Section 302 Certification – Chief Financial Officer

32.01	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Financial Services Corporation

Date: August 14, 2009	By:	/s/ Gregory L. Gibson
Gregory L. Gibson
Chief Executive Officer

Date: August 14, 2009	By:	/s/ Roger A. Mobley
Roger A. Mobley
Chief Financial Officer

EXHIBIT INDEX

2.01	Agreement and Plan of Merger, dated as of February 16, 2009, by and between 1st Financial Services Corporation and AB&T Financial Corporation (incorporated by reference from exhibits to the Registrant’s 2008 Annual Report on Form 10-K)

10.01	Agreement and Plan of Merger, dated as of February 16, 2009, by and between 1st Financial Services Corporation and AB&T Financial Corporation (incorporated by reference from exhibits to the Registrant’s 2008 Annual Report on Form 10-K)

10.02	Employment Agreement between Registrant and Roger A. Mobley (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.03	Amended Endorsement Split Dollar Agreement between the Bank and Gregory L. Gibson (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.04	Amended Endorsement Split Dollar Agreement between the Bank and Vincent K. Rees (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.05	Amended Endorsement Split Dollar Agreement between the Bank and Peggy H. Denny (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.06	Amended Endorsement Split Dollar Agreement between the Bank and B. Lee Beason (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.07	Non-Qualified Stock Option Agreement between Registrant and Roger A. Mobley (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

31.01	Section 302 Certification – Chief Executive Officer

31.02	Section 302 Certification – Chief Financial Officer

32.02	Section 906 Certification