Form 10-Q
period 2009-09-30
1st Financial Services CORP
filed 2009-11-16
CIK 1434743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

1ST FINANCIAL SERVICES CORPORATION

(Exact name of the registrant as specified in its charter)

NORTH CAROLINA	000-53264	26-0207901
(State or other Jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

101 Jack Street

Hendersonville, North Carolina 28792

(Address of Principal Executive Office)

(828) 697-3100

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

YES  ☐            NO  ☒

Common Stock, $5 par value

5,010,117 shares outstanding as of November 5, 2009

1st Financial Services Corporation

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

1st Financial Services Corporation

Consolidated Balance Sheets

September 30, 2009 (Unaudited) and December 31, 2008

(dollars in thousands)

	September 30, 2009	December 31, 2008
Assets
Cash and noninterest bearing bank deposits	$12,087	$10,244
Interest bearing deposit with banks	31	37
Federal funds sold	4,435	—

Total cash and cash equivalents	16,553	10,281
Investment securities available for sale	72,731	86,801
Investment securities held to maturity	805	824
Restricted equity securities	2,837	5,140
Investment in real estate partnership	6,667	—
Loans held for sale	1,830	4,177
Loans, net of allowance for loan losses of $17,964 at September 30, 2009 and $9,013 at December 31, 2008	552,325	570,843
Bank owned life insurance	11,925	11,518
Property and equipment, net	6,333	7,140
Accrued interest receivable	2,789	3,138
Other assets	11,916	7,274

Total assets	$686,711	$707,136

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$63,584	$57,950
NOW accounts	58,981	56,000
Savings deposits	90,343	76,899
Money market accounts	55,008	35,798
Time deposits under $100	148,755	187,843
Time deposits of $100 and greater	170,352	176,524

Total deposits	587,023	591,014
Federal funds purchased and securities sold under agreements to repurchase	2,126	1,372
Borrowings	40,000	48,000
Accrued interest payable	2,171	3,313
Other liabilities	1,394	867

Total liabilities	632,714	644,566

Stockholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; 16,369 shares issued and outstanding at September 30, 2009 and December 31, 2008	15,532	15,380
Common stock, $5.00 par value; 20,000,000 shares authorized; 5,005,111 and 4,997,027 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	25,025	24,985
Common stock warrants	1,016	1,016
Additional paid-in capital	17,802	17,778
Retained earnings (deficit)	(5,734)	3,933
Accumulated other comprehensive income (loss)	356	(522)

Total stockholders’ equity	53,997	62,570

Total liabilities and stockholders’ equity	$686,711	$707,136

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)

(dollars in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income
Loans and fees on loans	$7,577	$8,789	$23,448	$27,242
Investment securities	512	729	2,057	2,048
Interest-bearing bank balances	—	—	—	1
Federal funds sold	5	5	9	11

Total interest income	8,094	9,523	25,514	29,302

Interest expense
Deposits	2,396	3,776	8,271	12,818
Federal funds purchased and securities sold under agreements to repurchase	4	65	11	237
Other borrowings	26	375	107	961

Total interest expense	2,426	4,216	8,389	14,016

Net interest income	5,668	5,307	17,125	15,286
Provision for loan losses	14,000	615	18,975	2,240

Net interest income (loss) after provision for loan losses	(8,332)	4,692	(1,850)	13,046

Noninterest income
Service charges on deposit accounts	543	596	1,592	1,648
Mortgage origination income	407	319	1,331	1,409
Other service charges and fees	98	26	272	85
Increase in cash surrender value of life insurance	130	130	407	382
Net realized gain on sale of investment securities	47	12	598	147
Other income	77	28	165	58

Total noninterest income	1,302	1,111	4,365	3,729

Noninterest expense
Salaries and employee benefits	2,446	2,382	7,233	7,104
Occupancy	394	384	1,148	1,089
Equipment	338	310	1,038	875
Advertising	161	210	443	700
Data processing and telecommunication	474	293	1,055	1,355
Deposit insurance premiums	245	107	1,053	291
Professional fees	234	623	718	933
Printing and supplies expense	67	81	206	213
Loss on sale of other real estate owned	30	—	1,041	—
Loss on sale of repossessions acquired in settlement of loans	—	—	427	—
Loss on restricted equity security	—	—	424	—
Other general and administrative	1,076	667	2,082	1,489

Total noninterest expense	5,465	5,057	16,868	14,049

Income (loss) before income taxes	(12,495)	746	(14,353)	2,726
Income tax expense (benefit)	(4,681)	236	(5,454)	919

Net income (loss)	(7,814)	510	(8,899)	1,807
Accretion of preferred stock to redemption value	51	—	152	—
Preferred dividends accrued	206	—	616	—

Net income (loss) available to common stockholders	$(8,071)	$510	$(9,667)	$1,807

Basic income (loss) per share	$(1.61)	$0.10	$(1.93)	$0.36

Diluted income (loss) per share	$(1.61)	$0.10	$(1.93)	$0.35

Basic weighted average shares outstanding	5,005,069	4,997,027	5,000,990	4,997,027

Diluted weighted average shares outstanding	5,005,069	5,188,698	5,000,990	5,234,295

1st Financial Services Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

(dollars in thousands except share data)

	Common Stock		Preferred Stock			Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Warrants	Capital	(Deficit)	(Loss)	Total
Balance, December 31, 2007	4,997,027	$24,985	—	$—	$—	$17,734	$3,621	$(128)	$46,212
Stock compensation expense	—	—	—	—	—	38	—	—	38
Comprehensive income									—
Net income	—	—	—	—	—	—	1,807	—	1,807
Net unrealized loss on investment securities available for sale, net of income taxes of $2	—	—	—	—	—	—	—	7	7
Reclassification adjustment for gains included in net income, net of income taxes of $(52)	—	—	—	—	—	—	—	(103)	(103)

Total comprehensive income	—	—	—	—	—	—	—	—	1,711

Balance, September 30, 2008	4,997,027	$24,985	—	$—	$—	$17,772	$5,428	$(224)	$47,961

Balance, December 31, 2008	4,997,027	$24,985	16,369	$15,380	$1,016	$17,778	$3,933	$(522)	$62,570
Issuance of common stock	8,084	40	—	—	—	(3)	—	—	37
Stock compensation expense	—	—	—	—	—	27	—	—	27
Preferred dividend	—	—	—	—	—	—	(616)	—	(616)
Accretion of Preferred Stock to redemption value	—	—	—	152	—	—	(152)	—	—
Comprehensive loss
Net loss	—	—	—	—	—	—	(8,899)	—	(8,899)
Net unrealized gain on investment securities available for sale, net of income taxes of $345	—	—	—	—	—	—	—	668	668
Reclassification adjustment for gains included in net income, net of income taxes of $107	—	—	—	—	—	—	—	210	210

Total comprehensive loss	—	—	—	—	—	—	—	—	(8,021)

Balance, September 30, 2009	5,005,111	$25,025	16,369	$15,532	$1,016	$17,802	$(5,734)	$356	$53,997

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(8,899)	$1,807
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	1,119	937
Provision for loan losses	18,975	2,240
Deferred income taxes	(3,271)	(689)
Amortization of premium on securities, net of discount accretion	542	271
Origination of available for sale loans	(88,629)	(78,995)
Sales of available for sale loans	90,976	82,611
Net realized gains on sales of investment securities	(598)	(147)
Net realized loss on sale of repossessions acquired in settlement of loans	427	—
Net realized loss on sale of real estate acquired in settlement of loans	1,041	—
Stock compensation expense	27	38
Loss on restricted equity securities	424	—
Increase in cash surrender value of bank owned life insurance	(407)	(382)
Changes in assets and liabilities:
Accrued interest receivable	349	748
Other assets	(3,292)	(326)
Accrued interest payable	(1,142)	(2,072)
Other liabilities	527	427

Net cash provided by operating activities	8,169	6,468

Cash flows from investing activities
Purchases of investment securities available for sale	(63,995)	(50,502)
Sales of investment securities available for sale	65,999	26,214
Purchases of held to maturity investment securities	—	(825)
Maturities and calls of investment securities	13,472	19,429
Purchases of restricted equity securities	(281)	(4,034)
Sales of restricted equity securities	2,160	315
Net increase in loans	(7,124)	(53,252)
Purchase of bank owned life insurance	—	(5,000)
Purchases of property and equipment	(312)	(1,381)

Net cash provided by (used in) investing activities	9,919	(69,036)

Cash flows from financing activities
Proceeds from the issuance of common stock	37	—
Net (decrease) increase in deposits	(3,991)	337
Net increase in securities sold under agreements to repurchase and federal funds purchased	754	2,235
Net (decrease) increase in borrowings	(8,000)	61,000
Dividends paid on preferred stock	(616)	—

Net cash provided by (used in) financing activities	(11,816)	63,572

Net increase in cash and cash equivalents	6,272	1,004
Cash and cash equivalents, beginning	10,281	9,279

Cash and cash equivalents, ending	$16,553	$10,283

Supplemental disclosure of cash flow information
Transfer of loans to real estate acquired in settlement of loans	$4,855	$75

Transfer of loans to repossessions acquired in settlement of loans	$44	$53

Transfer of loans to investment in real estate partnership	$6,667	$—

Interest paid	$9,531	$16,088

Taxes paid	$505	$1,256

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009

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

Principles of Consolidation

The consolidated financial statements include the accounts of 1st Financial Services Corporation and its wholly-owned subsidiary Mountain 1st Bank & Trust, and the Bank’s wholly owned subsidiary, Clear Focus Holdings, LLC. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of 1st Financial Services Corporation as of September 30, 2009, its results of operations for the three and nine month periods ended September 30, 2009 and 2008, and its cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2009 and 2008. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, contained in the Company’s filing on Form 10-K. The accounting policies of the Company and the Bank follow generally accepted accounting principles and practices within the financial services industry.

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

Subsequent Events

We have evaluated events and transactions through our filing date for potential recognition or disclosure in the Consolidated Financial Statements.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

Recent Accounting Developments

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial statements.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessment of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Investment Securities

The Company maintains a portfolio of investment securities as part of its asset/liability and liquidity management programs which emphasize effective yields and maturities to match its needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet liquidity and interest rate sensitivity needs for the Company.

Held to maturity securities are bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity and which are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. Investments in held to maturity securities at September 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal securities	$805	$839	$824	$831

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities. Investments in available for sale securities at September 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	September 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale
U.S. Government agencies	$18,269	$—	$293	$17,976
Government-sponsored enterprises	3,109	14	—	3,123
Mortgage backed securities	50,811	830	9	51,632

Total securities available for sale	$72,189	$844	$302	$72,731

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale
U.S. Government agencies	$15,829	$—	$403	$15,426
Government-sponsored enterprises	2,000	—	—	2,000
Mortgage backed securities	69,762	224	611	69,375

Total securities available for sale	$87,591	$224	$1,014	$86,801

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

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. To date, the Company has experienced no declines in the value of securities that were considered to be other than temporary in nature.

The following table details unrealized losses and related fair values in the Company’s available for sale investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009 (dollars in thousands).

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$13,556	$202	$4,385	$91	$17,941	$293
Mortgage backed securities	1,246	6	621	3	1,867	9

Total temporarily impaired securities	$14,802	$208	$5,006	$94	$19,808	$302

Twenty three individual securities were in a continuous unrealized loss position for twelve months or more at September 30, 2009. All unrealized losses on investment securities are considered by management to be temporary in nature. Given the credit ratings on these investment securities and the short duration of the individual securities, these securities are not considered to be permanently impaired.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

Note 3. Net Income Per Share

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

For the nine months ended September 30, 2009, basic and diluted weighted average shares outstanding totaled 5,000,990 amounting to basic earnings (loss) per share (EPS) and diluted earnings (loss) per share of $(1.93) per share for the period. For the nine months ended September 30, 2008, basic weighted average shares outstanding totaled 4,997,027 and basic earnings per share amounted to $0.36 per share. Diluted weighted average shares totaled 5,234,295 which accounted for dilution of $0.01 per share and resulted in fully diluted EPS of $0.35 per share for the nine months ended September 30, 2008.

Due to the net loss for the nine months ended September 30, 2009, no potentially dilutive shares were included in the loss per share calculation because their inclusion would have been anti-dilutive. At September 30, 2008, 335,331 shares were excluded from the diluted earnings per share calculations.

Note 4. Off-Balance Sheet Items

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Company’s commitments at September 30, 2009 and December 31, 2008 is as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Commitments to extend credit	$76,017	$91,086
Standby letters of credit	3,380	2,751

	$79,397	$93,837

Note 5. Stock-based Compensation

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatility of our stock’s trading history. The expected life is based on the average life of the options and the weighted average graded vesting period, and forfeitures are estimated based on the Company’s history. Fifteen thousand options were granted during the nine-month period ended September 30, 2009 with the following weighted-average assumptions: expected volatility of 32.95%; risk-free interest rate of 2.70%; and expected life of 10 years.

During 2009, the company issued 10,000 shares of restricted stock at the market price of $5.52 per share. The shares vest ratably over a period of 5 years.

The Company recognized $27 thousand in stock compensation expense during the first nine months of 2009, compared to $38 thousand during the first nine months of 2008 all of which related to the vesting of outstanding options and restricted stock grants during those periods.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

A summary of option activity under the Plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Intrinsic Value(1)
Outstanding, January 1, 2009	888,582	$8.58
Granted	15,000	5.52
Forfeited	12,890	7.49
Exercised	—	—

Outstanding, September 30, 2009	890,682	$8.54	5.32 Years	$—

Exercisable, September 30, 2009	862,692	$8.49	5.21 Years	$—

(1)	dollars in thousands

Note 6. Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

Assets measured at fair value on a recurring basis are as follows as of September 30, 2009 (dollars in thousands):

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investments	$—	$72,731	$—

Total	$—	$72,731	$—

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

Assets measured at fair value on a non-recurring basis are as follows as of September 30, 2009 (dollars in thousands):

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mortgage loans held for sale	$—	$1,830	$—
Impaired loans	—	35,718	—
Real estate and other assets acquired through foreclosure	—	1,820	—

Total	$—	$39,368	$—

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

The following table summarizes fair value estimates as of September 30, 2009 for financial instruments, as defined by ASC Topic 825, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and financial instruments recorded at fair value on a recurring basis at September 30, 2009 (in thousands).

In accordance with ASC Topic 825, the Company has not included assets and liabilities that are not financial instruments in its disclosure, such as the value of the long-term relationships with the Company’s deposit, net premises and equipment, net core deposit intangibles, deferred taxes and other assets and liabilities. Additionally, the amounts in the table have not been updated since the date indicated; therefore the valuations may have changes since that point in time. For these reasons, the total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

	Carrying amount	Fair value
Financial assets
Loans, net	$554,155	$553,450
Financial liabilities
Total deposits	$574,313	$574,348

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

Note 7. Business Combination

On February 16, 2009, 1st Financial and AB&T Financial Corporation (AB&T), the parent company of Alliance Bank & Trust Company, entered into a definitive agreement whereby AB&T Financial Corporation would merge with and become part of 1st Financial Services Corporation. Under the terms of the agreement, AB&T stockholders would exchange each of their approximately 2,678,205 shares of common stock for 1.175 1st Financial common shares. The approximately 369,636 stock options outstanding would be exchanged for options to purchase shares of 1st Financial common stock on the same basis. The merger was designed to be a tax free exchange. Cash would be paid in lieu of fractional shares. The terms of exchange represent pro forma ownership in the resulting combined institution of approximately 38.6% and 61.4% for AB&T and 1st Financial stockholders, respectively, on a diluted basis. Closing of the merger was subject to certain conditions, including approval by the stockholders of both companies and regulatory approval. (See Note 10)

Note 8. Employee Stock Purchase Plan

During 2008, the Board of Directors and stockholders of the company approved a ten year non-compensatory Employee Stock Purchase Plan for the benefit of officers and employees of the Bank. Beginning January 1, 2009, officers and employees were allowed to have the Company make payroll withholdings for the purpose of buying Company stock.

The purchase price is 95 percent of the closing quoted market price of the last business day of the quarter. Shares for the quarter are purchased during the first month of the following quarter. During the first nine months of 2009, the Company issued 8,084 shares under this plan.

Note 9. Branch Sale

On July 1, 2009, the Company entered into a branch sale agreement with Great State Bank for the sale of our Boone branch operations. The agreement calls for Great State Bank to assume all the deposits of the branch and all fixed assets at the then current book value. At September 30, 2009 the Boone branch had approximately $5.0 million in deposits and fixed assets with a book value of approximately $456 thousand.

Note 10. Subsequent Events

On October 1, 2009, AB&T Financial Corporation (“AB&T”) notified the Company that it had chosen to terminate the Agreement and Plan of Merger between the two companies pursuant to provisions of the agreement which permitted either party to terminate if the proposed merger of AB&T into the Company was not completed by September 30, 2009. The merger was not completed by that date because required regulatory approvals had not been obtained.

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

1st Financial Services Corporation is a North Carolina corporation headquartered in Hendersonville, North Carolina that when it was formed in May 2008 became the sole owner of all of the capital stock of Mountain 1st Bank & Trust Company (the “Bank”). The Bank is a North Carolina state chartered, non-member bank which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004 and began operations on May 14, 2004. Currently, the Bank conducts business through fifteen full-service branch offices located in ten western North Carolina counties.

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

Management has provided the following discussion and analysis to address information about the Company’s financial condition and results of operations which may not otherwise be apparent from the financial statements included in this Report. Reference should be made to those statements for an understanding of the following discussion and analysis. The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto located herein and in the Company’s filing on Form 10-K for the year ended December 31, 2008.

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Those statements may be identified by the use of terms such as “may,” “will,” “should,” “could,” “plans,” “intends,” “anticipates,” “expects”, “believes,” “estimates,” “predicts,” “forecasts,” “potential’ or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) projected business increases in connection with the implementation of our business plan are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) expenses in general are greater than expected; (4) general economic conditions, in the markets in which the Company does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) any inability to generate liquidity necessary to meet loan demand or other cash needs; (9) any inability to accurately predict the adequacy of the loan loss allowance needs; (10) legislation or regulatory requirements or changes that could adversely affect the businesses in which the Company is engaged; (11) decision to change the business mix of the Company; (12) reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, and (13) factors discussed in reports previously filed by the Company.

Enforcement Policies and Actions

Federal law gives the FDIC substantial powers to enforce compliance with laws, rules and regulations. Banks or individuals may be ordered to cease and desist from violations of law or other unsafe and unsound practices. The agency has the power to impose civil money penalties against individuals or institutions for certain violations.

1st Financial Services Corporation

Management’s Discussions and Analysis

September 30, 2009

Persons who are affiliated with depository institutions can be removed from any office held in that institution and banned from participating in the affairs of any financial institution. The banking regulators frequently employ the enforcement authorities provided in federal law.

Management currently expects that we will enter into a written agreement with the FDIC during the fourth quarter of 2009 or the first quarter of 2010. We do not know the exact contents of the written agreement at this time; we expect that it will require us to implement plans to improve our documentation regarding risk management and compliance systems, oversight and review functions, operating and financial management and capital plans. We also expect to curb asset growth and focus on improving profitability until capital levels are increased.

Critical Accounting Policies

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be expected to be considered material to investors.

General Economic Conditions

Throughout most of its history, the Bank has operated in an environment of rising interest rates. However, during the last three months of 2007, the Federal Reserve’s Federal Open Market Committee (FOMC) began to dramatically reduce short term interest rates in response to a weakening economy. Heretofore, management had structured the Company’s balance sheet to be relatively interest rate neutral within a normal band of interest rate fluctuations from 100 to 200 basis points up or down. However, the Federal Reserve has elected to reduce rates to a degree that is unprecedented in recent history. As a result, the slightly asset sensitive bias maintained by the Company since its inception has become more pronounced as rates have rapidly fallen over the past nine or ten months. Since the first drop in rates in late September 2007, rates have decreased 425 basis points (4.25%). Approximately seventy-five percent (75%) of the Company’s loan portfolio are variable rate loans. The rates on these loans dropped further and faster than did the costs associated with the Company’s deposits. As a result, the Company’s net interest margin declined substantially during 2008. The Company’s net interest margin averaged 4.01% during 2007 while the 2008 net interest margin fell to 3.24% as a result of the falling rate environment. The Company’s margins have shown significant improvement in the first nine months of 2009 increasing to 3.40% as compared to 3.24% for the nine months ended September 30, 2008. As the Company’s CD portfolio re-prices over the next several months, management expects the Company’s net interest margin to improve somewhat. However, due to the low absolute level of rates currently being experienced, we anticipate margin compression to continue throughout the remainder of 2009. We think this will likely prevent margins from expanding to 2007 levels until interest rates once again begin to rise.

Changes in Executive Management

On October 27, 2009, Gregory L. Gibson informed 1st Financial Services Corporation of his resignation as Chief Executive Officer of 1st Financial Services Corporation and its banking subsidiary, Mountain 1st Bank & Trust Company. The effective date of Mr. Gibson’s resignation was October 31, 2009. Under Mr. Gibson’s employment agreement, Mr. Gibson is deemed to have resigned

1st Financial Services Corporation

Management’s Discussions and Analysis

September 30, 2009

as a director of 1st Financial Services Corporation effective immediately after termination of his employment. Mr. Gibson was serving as a director for a term ending at the 2012 annual meeting. A successor Chief Executive Officer has not been named. The Board of Directors voted to eliminate the vacant board seat created by Mr. Gibson’s departure. The Board of Directors has appointed the Company’s Governance Committee as the search committee to consider candidates to succeed Mr. Gibson as Chief Executive Officer and expects to retain a recruiting firm to assist in the search process by November 30, 2009.

Overview

The Company’s primary market area is located in the mountain region of southwestern North Carolina and predominately encompasses the Asheville/Hendersonville metropolitan statistical area. The principal business sectors in this region include service companies directly or indirectly linked to tourism which is one of the largest economic drivers of the region, small to mid-sized manufacturing companies, real estate development, particularly relating to the ongoing growth of the area as a retirement and second home destination, the arts and crafts industry and to a lesser degree, agriculture.

The Bank believes that its current base of business is relatively well diversified as is the general economic base of the region as a whole. The only concentration identified by management within the Bank’s lending portfolio is in loans secured by real estate. At September 30, 2009, loans collateralized by real estate, comprise approximately 85% of the Banks’ total loan portfolio. Management believes that concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral. These include residential, multifamily and commercial properties. This total includes $146.3 million in loans classified as construction or acquisition and development (of which $57.7 million are land loans) and $208.6 million in loans classified as commercial real estate, representing 25.7% and 36.6%, respectively of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios. At December 31, 2008, loans exceeding regulatory loan to value guidelines were 55.0% of risk-based capital, well below the regulatory threshold of 100% of capital. At September 30, 2009, loans exceeding regulatory loan to value guidelines increased to 98.9% primarily due to market value adjustments on the underlying collateral of lotted residential developments.

Recently, banking regulators have continued to issue guidance to banks concerning their perception of general risk levels associated with higher concentrations of commercial real estate loans (“CRE”) as a proportion of total loans and as a percentage of capital within bank loan portfolios. It remains management’s understanding that regulatory interpretations of this guidance would not necessarily prohibit future growth for banks with concentrations of CRE, however, additional monitoring and risk management procedures are likely to be required for portfolios with higher levels of CRE and additional CRE lending may also be curtailed. Management has continued efforts to refine enhanced monitoring systems pertaining to the Bank’s CRE portfolio, with particular emphasis on construction and acquisition and development lending which comprises a material portion of the Bank’s CRE portfolio. In addition to continued enhanced monitoring of this portion of the loan portfolio, management has curtailed lending to new acquisition and development projects and anticipates this component of the portfolio to decline substantially over time.

The Bank’s balance sheet contracted by approximately $20.4 million, or 2.9%, during the first nine months of 2009. Overall growth plans have now been purposely slowed in response to uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets. A sizeable portion of our outstanding loans were attributable to a relationship that has been established with Live Oak Bank, a de novo state chartered bank located in eastern North Carolina. The Bank has worked with this bank during its organization phase to originate loans to their existing customers and has agreed to sell these loans back to the new institution once they began operations. At September 30, 2009, such loans had been reduced from a high of over $80 million to approximately $52 million. Management had anticipated the entire transfer of these loans would commence in the second quarter of 2008 and be completed by the end of the fourth quarter. However, it is now expected that the Bank will be permitted to retain these loans indefinitely. It is anticipated that this will be an ongoing relationship and that the Bank will continue to participate in the lending activities of Live Oak on a regular basis, which management feels will positively impact future earnings.

1st Financial Services Corporation

Management’s Discussions and Analysis

September 30, 2009

The Company’s primary source of revenue is derived from interest income produced through traditional banking activities such as generating loans and earning interest on securities. Additional sources of income are derived from fees on deposit accounts and from mortgage origination services. Deposit and loan growth as well as expansion of the Bank’s branch network have continued to be management’s primary goals to date. It is expected that expansion of the Company’s geographic footprint will continue to be a primary focus for the foreseeable future. However, as disclosed in Note 9, the Company has agreed to the sale of the Boone branch. Also, as discussed above, management has significantly slowed the growth of the Bank’s core loan portfolio in response to current economic trends. We expect a considerably slower growth rate over the next four to six quarters as the duration and depth of the current economic slowdown becomes more ascertainable.

In its first five years of operation, fifteen full-service branch offices have been opened. Management’s business plan has been predicated upon the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area. Due to the current economic environment, management does not expect to continue to open new branch offices to augment the current branch network over at least the next year. Instead, management will continue to focus on growing existing branches and markets. Management does expect branch growth to present unique managerial challenges. It remains management’s opinion that attaining an above average growth rate while continuing to grow earnings is a sound and achievable business plan which should enhance the Company’s overall franchise value over time.

Maintaining sound asset quality is another key focal point for the Company as it grows. As a result of the current economic environment, the Bank experienced an increase in nonperforming assets (nonaccruing loans and accruing loans past due 90 or more days) during the first nine months of 2009 which has resulted in a significant increase in our allowance for loan losses. This development is further discussed under the heading “Asset Quality” below. The business of lending to small businesses and consumers carries with it significant credit risks, which must be continually managed. Management monitors asset quality and credit risk on an ongoing basis and fully expects to experience credit losses in the future, but we believe we have made substantial progress in identifying and quantifying the impact of the economic environment on our loan portfolio and overall financial condition. Management continues to engage third party consultants to assist in monitoring and evaluating the quality of the portfolio.

Financial Overview

The Company experienced a decline in asset size during the first nine months of 2009. At September 30, 2009, the Company’s assets totaled $686.7 million compared to $707.1 million on December 31, 2008, a decrease of $20.4 million or 2.9%. As discussed previously, management has proactively slowed overall growth in response to current economic conditions. However, we do expect to continue to grow existing retail offices. Investment securities decreased by $14.1 million or 16.1%, from $87.6 million at December 31, 2008 to $73.5 million at September 30, 2009. During the first nine months of 2009, gross loans decreased by $11.9 million, or 2.1% from $584.0 million on December 31, 2008 to $572.1 million at September 30, 2009. During the same period, deposits decreased to $587.0 million on September 30, 2009 compared with $591.0 million at the end of 2008. Borrowings decreased by $8.0 million, or 16.7% from $48.0 million at December 31, 2008 to $40.0 million at September 30, 2009. Management’s goal remains to attain overall balanced growth of the Company’s balance sheet to the extent possible. The Company’s loan to asset ratio increased slightly to 83.3% from 82.6% at December 31, 2008, which is slightly above management’s targeted range of 75% to 82%. Excluding loans warehoused for Live Oak, the ratio of loans to assets would have been 75.7% at September 30, 2009. During the third quarter of 2009, the Company’s net loss was $7.8 million as compared with net income of $510 thousand for the same period during 2008. This loss was driven primarily by a provision for loan losses of $14 million to address deterioration in our loan portfolio and the related collateral values during the quarter. The core operations of the Company, as measured by our net interest margin and net interest income, continued to improve. For the quarter, the Company’s net interest margin increased to 3.41% as compared with 3.30% for the third quarter of 2008. Accordingly, net interest income for the quarter increased to $5.7 million as compared with $5.3 million for the third quarter of 2008. Non-interest income also performed well during the quarter totaling $1.3 million as compared to $1.1 million recorded during the third quarter of 2008.

In addition to our increased provision for loan losses, the Company experienced a number of individually significant events during the nine months ended September 30, 2009, which negatively impacted the Company’s earnings. These included a special FDIC assessment totaling approximately $328 thousand; a loss of $424 thousand associated with the write off of stock of the Bank’s

1st Financial Services Corporation

Management’s Discussions and Analysis

September 30, 2009

primary correspondent, Silverton Bank, which failed during the second quarter; legal, accounting and other expenses associated with preparation for the unconsummated merger with AB&T Financial Corporation in the amount of $253 thousand and a significant write down of collateral associated with a purchased loan participation totaling nearly $1.0 million.

Non-interest expense for the third quarter increased to approximately $5.5 million as compared with $5.1 million during the same period in 2008. Additionally, the Company’s provision for loan losses for the third quarter totaled $14.0 million as compared with $615 thousand during the third quarter of 2008 and $5.0 million during the first six months of 2009. Clearly, the severity of the current recession continues to have a substantial negative impact on the Company’s performance. While management is dissatisfied with the third quarter financial performance, we are pleased with the continued improvement in the core earnings of the Company and believe this will position us well for the eventual improvement in economic conditions.

Loans

Net loans outstanding (excluding loans held for sale) were $552.3 million on September 30, 2009, compared to $570.8 million on December 31, 2008, a decrease of $18.5 million or 3.24%. Before allowances for loan losses, outstanding loans decreased $9.6 million or 1.7% from $579.9 million at December 31, 2008 to $570.3 million at September 30, 2009. The major components of loans on the balance sheet at September 30, 2009 and December 31, 2008 are illustrated in the following table (dollars in thousands):

	September 30, 2009	December 31, 2008
Real estate:
Construction and development	$146,280	$165,017
1-4 family residential	122,613	117,835
Multifamily	7,621	9,018
Nonfarm, nonresidential	208,568	193,010

Total real estate	485,082	484,880
Commercial and industrial loans	79,034	88,471
Consumer	6,173	6,505

	570,289	579,856
Allowance for loan losses	(17,964)	(9,013)

	$552,325	$570,843

Management expects that loan growth will be more muted during the remainder of 2009 as a result of the economic uncertainties expected to persist for at least the duration of 2009.

Investment in Real Estate Partnership

During the third quarter the Bank, through its wholly owned subsidiary, entered into a real estate partnership with a third party. The Bank contributed two non-performing loans with an aggregate principal amount outstanding of approximately $6.6 million to the partnership, while the other partners contributed cash sufficient to cover the property operating costs for an extended period of time, along with their professional real estate development experience. The intended function of the partnership is to hold the real estate until such time as market values return to normalized levels at which point the property will be marketed by seasoned real estate developers with the proceeds of the sale being returned to the Bank.

Deposits

One of the primary goals for the Company is to increase non-CD deposits as a percentage of total deposits. By so doing, Management believes this will enhance both the profitability and franchise value of the Company and will further solidify the banking relationships of the Bank’s customer base. Beginning in the first half of 2008, significant progress has been made toward this goal. At September 30, 2009, approximately 54.4% of the Bank’s total deposits were comprised of CDs. At the same date one year ago, that percentage amounted to 57.3%. Total deposits on September 30, 2009 were $587.0 million compared to $591.0 million on December 31, 2008, a decrease of $4.0 million or 0.68%. Demand deposits increased by $5.6 million or 9.7% during the first nine months of 2009,

1st Financial Services Corporation

Management’s Discussions and Analysis

September 30, 2009

to end the period at $63.6 million while NOW accounts increased by $3.0 million or 5.4%. Through the first nine months of 2009, savings account balances increased by $13.4 million or 17.4% to end the period at $90.3 million compared to $76.9 million at December 31, 2008. Money market account balances increased by $19.2 million or 53.6% for the nine months ended September 30, 2009 to end the period at $55.0 million, compared to $35.8 at December 31, 2008. Certificates of deposit decreased during the first nine months of 2009, decreasing $45.1 million or 12.4%. Certificates under $100 thousand decreased by $39.0 million or 20.8% while jumbo CDs decreased $6.1 million or 3.5%. The Company’s DDA to total deposit ratio increased from 9.8% at December 31, 2008 to 10.8% at September 30, 2009.

Borrowings

As of September 30, 2009, the Company had total borrowings of $42.1 million compared to $49.4 million at December 31, 2008, a decrease of $7.3 million or 14.8%. During the first quarter of 2009, the Bank entered into a borrowing arrangement through the Federal Reserve Bank’s (FRB) discount window which offered more advantageous rates than the Federal Home Loan Bank of Atlanta (FHLB). Consequently, the $48.0 million in borrowings at the FHLB at December 31, 2008 were replaced by advances from the FRB’s discount window. These advances totaled $40.0 million at September 30, 2009. Securities sold under agreements to repurchase balances were $2.1 million at September 30, 2009, up from $1.4 million at December 31, 2008. As discussed previously, the Company has entered into a relationship with Live Oak Bank to warehouse a portion of their loan production. The Bank has relied primarily upon wholesale funding sources to fund these loans. At September 30, 2009 these loans totaled approximately $52 million and accounted for a significant portion of the usage of the outstanding borrowings.

Stockholders’ Equity

Principally as a result of the Company’s net loss for the first nine months of 2009, stockholders’ equity decreased to $54.0 million or approximately 7.9% of total assets at September 30, 2009 as compared to $62.6 million or 8.9% of total assets at December 31, 2008. An $878 thousand increase in unrealized gains on available for sale securities (net of income taxes) and a $616 thousand decrease resulting from the payment of our preferred dividends were the other primary factors contributing to the change in stockholders’ equity.

Plans are also being formulated as to the type and amount of an additional equity infusion. Given the state of equity markets currently, our ability to raise capital during the next six months is expected to be limited. Management currently anticipates any such capital raising effort which could occur in the next twelve months to range between $5 million to $20 million. While management expects any attempt to raise capital conducted any time in the future to be successfully completed, it should be noted that if additional equity cannot be generated, this could adversely affect the rate of future growth of the Company.

Although a cash dividend was paid on common stock during the first quarter of 2008, Management does not anticipate future cash dividends on common stock for the foreseeable future. No cash dividends, other than those required on the preferred stock issued under TARP, have been declared to date during 2009.

The actual capital amounts and ratios for the Company and the Bank at September 30, 2009 are presented in the following table (dollars in thousands):

1st Financial Services Corporation

Management’s Discussions and Analysis

September 30, 2009

	Actual		Minimum Capital Required		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009
Total Capital
(to Risk-Weighted Assets)
Company	$56,612	10.49%	$43,158	8.00%	$53,948	10.00%
Bank	$55,777	10.34%	$43,149	8.00%	$53,936	10.00%
Tier I Capital
(to Risk-Weighted Assets)
Company	$49,730	9.22%	$21,579	4.00%	$32,369	6.00%
Bank	$48,896	9.07%	$21,574	4.00%	$32,362	6.00%
Tier I Capital
(to Average Assets)
Company	$49,730	7.16%	$27,771	4.00%	$34,714	5.00%
Bank	$48,896	7.04%	$27,771	4.00%	$34,714	5.00%

Asset Quality

The provision for loan losses charged to operations during the first nine months of 2009 totaled $19.0 million, while net charge offs during the period amounted to $10 million, resulting in a net increase in the allowance for loan losses of $9.0 million to $18.0 million or 3.15% of period end loans, excluding loans held for sale at September 30, 2009. The increase in the loan loss allowance was due to a deterioration of our loan portfolio and the related collateral values. At September 30, 2009, the Company had approximately $6.4 million in loans 30 to 90 days delinquent, $95 thousand in loans over 90 days delinquent and still accruing interest, non-accruing loans totaling $35.7 million, $1.8 million in foreclosed assets and no repossessed personal property. Management has taken what it believes to be an aggressive stance on identifying problems with credits and placing them on non-accruing status relatively early in its evaluation process, resulting in an increase in non-performing assets. Management has evaluated these credits and their ultimate collectability and believes that any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Bank’s existing allowance for loan losses. The remaining non-accrual loans are primarily collateralized by real estate and have specific reserves allocated in the allowance for loan losses at September 30, 2009.

Impaired Loans. Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with accounting principles generally accepted in the United States. The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals. At September 30, 2009, impaired loans totaled $35.7 million. Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $6.4 million in the aggregate.

Credit loss experience for the nine months ended September 30, 2009 and 2008 is presented below (dollars in thousands).

1st Financial Services Corporation

Management’s Discussions and Analysis

September 30, 2009

Loan Loss and Recovery

	For the Nine Months Ended September 30,
	2009	2008
Balance at beginning of the period	$9,013	$7,571
Provision for loan losses	18,975	2,240
Charge-offs
Construction and development	5,493	224
1-4 family residential	2,542	200
Nonfarm, non residential	457	—

Total real estate	8,492	424
Commercial	1,766	310
Consumer	19	47

Total charge-offs	10,277	781
Recoveries
Construction and development	108	—
1-4 family residential	121	—
Total real estate	229	—
Commercial	20	6
Consumer	4	16

Total recoveries	253	22

Net charge-offs	10,024	759
Balance at end of period	$17,964	$9,052

Average loans, excluding loans held for sale	$582,120	$563,523

Period end loans, excluding loans held for sale	$570,289	$569,273

Net charge-offs to average loans, excluding loans held for sale	1.72%	0.13%

Allowance for loan losses to period end loans, excluding loans held for sale	3.15%	1.59%

The level of the allowance for loan losses is established based upon management’s evaluation of portfolio composition, current and projected national and local economic conditions and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of housing starts and fluctuations in interest rates; possible depression of collateral values; and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Company’s asset quality and lending policies. To strengthen our existing review capabilities, the Company hired a new Chief Risk Officer (CRO), whose responsibilities include overseeing the Bank’s credit review and special assets functions.

Management is currently making efforts to alter the composition of its loan portfolio so that a downturn in a particular market or industry will not have a material impact on the loan portfolio as a whole or the Company’s financial condition. However, given the current conditions observed within real estate markets in other parts of the country, no assurances can be given that if local real estate markets continue to undergo similar conditions, potential losses sustained by the Company may not be material.

Based on its current evaluation and upon data presently available, management believes that the Company’s allowance for loan losses is adequate.

1st Financial Services Corporation

Management’s Discussions and Analysis

September 30, 2009

Results of Operations

Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

The Company’s net loss for the third quarter of 2009 totaled $7.8 million or $(1.61) per basic weighted average share and diluted share compared to net income of $510 thousand or $0.10 per basic diluted share for the three months ended September 30, 2008 representing a decrease of $8.3 million. This loss was driven primarily by a provision for loan losses of $14 million to address deterioration in our loan portfolio and the related collateral values during the quarter. Interest income for the third quarter of 2009 totaled $8.1 million while interest expense totaled $2.4 million, resulting in net interest income of $5.7 million for the quarter. This compares to the same period in 2008 when interest income totaling $9.5 million, combined with interest expense of $4.2 million, resulted in net interest income of $5.3 million. The increase in interest income quarter over quarter is attributable to the improvement in the Company’s net interest margin, which increased from 3.30% for the three months ended September 30, 2008 to 3.41% for the three months ended September 30, 2009. Provisions for loan losses for the quarter totaled $14 million compared to $615 thousand for the same period in 2008.

Noninterest income for the quarter amounted to $1.3 million and was comprised primarily of fees generated from mortgage origination activities of $407 thousand and service charges on deposit accounts of $543 thousand. This compares favorably with the third quarter of 2008 during which time the Company generated noninterest income of $1.1 million, of which $319 thousand was generated through mortgage origination activities and $596 thousand resulted from fees and service charges on deposit accounts. Noninterest income for the three months ended September 30, 2009 also included $130 thousand from increases in the cash surrender value of bank-owned insurance policies and $47 thousand in realized gains from the sale of investment securities.

Non-interest expense for the third quarter increased to approximately $5.5 million as compared with $5.1 million during the same period in 2008 primarily as a result of $416 thousand in write downs of foreclosed assets and $123 thousand in expenses associated with the unconsummated merger with AB&T Financial Corporation. Compensation expense totaled approximately $2.4 million, and accounted for 43.6% of noninterest expenditures. Marketing and advertising expenses during the quarter totaled $161 thousand, which declined by $49 thousand or 23.3% from the same quarter in 2008. Data processing and telecommunication expense amounted to $474 thousand or 8.7% of noninterest expense for the period while deposit insurance premiums increased 129.0% to $245 thousand. Due to the net loss in the third quarter, the Company recorded an income tax benefit of $4.7 million compared to $236 thousand in income tax expense for the same period in 2008.

Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

The Company recorded a year to date loss of $8.9 million or $(1.93) per basic weighted average and diluted share as compared to net income of $1.8 million or $0.36 per basic weighted average share and $0.35 per diluted share for the first nine months of 2008. Pre-tax, pre-provision income, a non-GAAP financial measure, decreased by $344 thousand or 6.9%, during the first nine months of 2009 as compared with the same period in 2008. During this period, pre-tax, pre-provision income amounted to $4.6 million with provision for loan losses totaling $19.0 million and a tax benefit amounting to $5.5 million resulting in a net loss of $8.9 million for the first nine months of 2009. During the same period of 2008, pre-tax, pre-provision income totaled $5.0 million with provision for loan losses totaling $2.2 million and tax expense amounting to $919 thousand resulting in net income of $1.8 million or $0.36 per basic weighted average share and $0.35 per diluted share.

Total interest income of $25.5 million for the nine months ended September 30, 2009 combined with total interest expense of $8.4 million for the same period, generated net interest income of $17.1 million, an increase of $1.8 million or approximately 11.8% over the same period during 2008. The increase in net interest income experienced during the first nine months of 2009 resulted primarily from the increase in the Company’s net interest margin which increased from 3.24% for the nine months ended September 30, 2008 to 3.40% for the nine months ended September 30, 2009. Management is pleased with the degree of improvement in the net interest margin for the nine months ended September 30, 2009. Noninterest income for the nine months ended September 30, 2009 totaled $4.4 million as compared with $3.7 million for the same period in 2008. The two primary components of noninterest income are income derived from mortgage loan originations and service charges on deposit accounts, which contributed $1.3 million and $1.6 million, respectively, to noninterest income while increases in the cash surrender value of bank-owned life insurance and net realized

1st Financial Services Corporation

Management’s Discussions and Analysis

September 30, 2009

gains on the sale of investment securities contributed $407 thousand and $598 thousand, respectively. During the same period in 2008, income derived from mortgage loan originations of $1.4 million and service charges on deposits in the amount of $1.6 million were the major components of noninterest income.

Noninterest expenses during the first nine months of 2009 increased by $2.9 million or 20.7% as compared with the same period in 2008. One time type events including an FDIC special assessment totaling approximately $328 thousand, a loss of $424 thousand associated with the write off of stock of the Bank’s primary correspondent, Silverton Bank, a loss of $427 thousand on the sale of a repossessed asset, expenses associated with the preparation for the merger with AB&T Financial Corporation in the amount of $253 thousand and a $1.0 million write down of collateral associated with a purchased loan participation combined for a total increase of $2.4 million or 82.8% of the total increase in noninterest expense for the nine month period ending September 30, 2009 compared to September 30, 2008. Occupancy and equipment expenses increased $222 thousand or 11.3% while data processing costs decreased $300 thousand or 22.1% as the Company utilized its remaining credits from its fourth quarter 2008 core system conversion. Deposit insurance premiums including the aforementioned FDIC special assessment increased $762 thousand or 261.9% during the first nine months of 2009 as compared with 2008. Due to its net loss for the first nine months of 2009, the Company recorded an income tax benefit of $5.5 million for the period compared to $919 thousand income tax expense for the same period in 2008.

The following tables illustrate the Company’s yield on earning assets and cost of funds for the three and nine month periods ending September 30, 2009 and 2008.

1st Financial Services Corporation

Management’s Discussions and Analysis

September 30, 2009

Average Balances and Net Interest Income

(Dollars in thousands)

	For the Three Months Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)
Interest-earning assets:
Loans, including loans held for sale	$582,199	$7,577	5.21%	$578,199	$8,789	6.08%
Investment securities	75,992	512	2.70%	64,277	729	4.54%
Federal funds sold	6,927	5	0.19%	941	5	2.13%
Interest-earning cash deposits	30	—	0.07%	32	—	1.79%

Total interest-earning assets	665,148	8,094	4.87%	643,449	9,523	5.92%

Noninterest-earning assets:
Cash and due from banks	9,309			10,725
Property and equipment	6,548			6,959
Interest receivable and other	17,299			9,386

Total noninterest-earning assets	33,156			27,070

Total assets	$698,304			$670,519

Interest-bearing liabilities:
NOW accounts	58,239	54	0.37%	59,928	149	0.99%
Money markets	51,575	217	1.68%	33,951	233	2.75%
Savings deposits	87,972	270	1.23%	73,134	457	2.50%
Time deposits	331,130	1,855	2.24%	323,432	2,937	3.63%
Federal funds purchased/repurchase agreements	1,793	4	0.89%	9,741	65	2.67%
Borrowings	39,489	26	0.26%	56,989	375	2.63%

Total interest-bearing liabilities	570,198	2,426	1.70%	557,175	4,216	3.03%

Noninterest-bearing liabilities:
Demand deposits	63,739			58,823
Interest payable and other	4,142			4,888

Total noninterest-bearing liabilities	67,881			63,711

Total liabilities	638,079			620,886
Stockholders’ equity	60,225			49,633

Total liabilities and stockholders’ equity	$698,304			$670,519

Net interest income and interest rate spread		$5,668	3.17%		$5,307	2.89%

Net yield on average interest-earning assets			3.41%			3.30%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.65%			115.48%

(1)	Annualized
(2)	Interest income includes deferred loan fees
(3)	For amounts under $1 yields are calculated using actual interest income and actual average asset totals (not rounded values)

1st Financial Services Corporation

Management’s Discussions and Analysis

September 30, 2009

Average Balances and Net Interest Income

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)	Average Balance	Interest Income/ Expense(2)	Average Rate (1)(3)
Interest-earning assets:
Loans, including loans held for sale	$584,990	$23,448	5.34%	$567,439	$27,242	6.40%
Investment securities	80,958	2,057	3.39%	59,998	2,048	4.55%
Federal funds sold	5,473	9	0.22%	734	11	2.00%
Interest-earning cash deposits	29	—	0.11%	34	1	3.92%

Total interest-earning assets	671,450	25,514	5.07%	628,205	29,302	6.22%

Noninterest-earning assets:
Cash and due from banks	9,651			10,130
Property and equipment	6,789			6,883
Interest receivable and other	16,253			8,892

Total noninterest-earning assets	32,693			25,905

Total assets	$704,143			$654,110

Interest-bearing liabilities:
NOW accounts	57,651	161	0.37%	56,682	464	1.09%
Money markets	44,560	563	1.68%	29,840	630	2.82%
Savings deposits	83,327	866	1.39%	65,687	1,281	2.60%
Time deposits	341,951	6,681	2.61%	334,079	10,443	4.17%
Federal funds purchased/repurchase agreements	1,889	11	0.78%	10,267	237	3.08%
Borrowings	50,224	107	0.28%	47,840	961	2.68%

Total interest-bearing liabilities	579,602	8,389	1.93%	544,395	14,016	3.43%

Noninterest-bearing liabilities:
Demand deposits	62,767			56,085
Interest payable and other	4,264			5,483

Total noninterest-bearing liabilities	67,031			61,568

Total liabilities	646,633			605,963
Stockholders' equity	57,510			48,137

Total liabilities and stockholders' equity	$704,143			$654,100

Net interest income and interest rate spread		$17,125	3.14%		$15,286	2.79%

Net yield on average interest-earning assets			3.40%			3.24%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.85%			115.40%

(1)	Annualized
(2)	Interest income includes deferred loan fees
(3)	For amounts under $1 yields are calculated using actual interest income and actual average asset totals (not rounded values)

1st Financial Services Corporation

Management’s Discussions and Analysis

September 30, 2009

The following tables illustrate the impact of changes in both rate and volume on the net interest income realized by the Company for the three and nine month periods ending September 30, 2009 and 2008.

Volume and Rate Variance Analysis

(dollars in thousands)

	For the Three Months Ended September 30,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate(1)	Volume(1)	Total	Rate(1)	Volume(1)	Total
Interest Income:
Loans, including loans held for sale	$(1,261)	$49	$(1,212)	$(6,645)	$5,642	$(1,003)
Investment securities	(372)	155	(217)	(145)	(73)	(218)
Federal funds sold	—	—	—	(24)	—	(24)
Interest-earning cash deposits	—	—	—	—	5	5

Total interest income	(1,633)	204	(1,429)	(6,814)	5,574	(1,240)
Interest expense:
NOW accounts	(95)	—	(95)	(130)	26	(104)
Money markets	64	(80)	(16)	—	109	109
Savings deposits	(337)	150	(187)	(34)	119	85
Time deposits	(1,159)	77	(1,082)	(1,372)	(25)	(1,397)
Federal funds purchased and securities			—
sold under agreements to repurchase	(31)	(30)	(61)	(98)	49	(49)
Borrowings	(252)	(97)	(349)	—	375	375

Total interest expense	(1,810)	20	(1,790)	(1,634)	653	(981)

Net increase in net interest income	$177	$184	$361	$(5,180)	$(4,921)	$(259)

	For the Nine Months Ended September 30,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate(1)	Volume(1)	Total	Rate(1)	Volume(1)	Total
Interest Income:
Loans, including loans held for sale	$(4,646)	$852	$(3,794)	$(1,080)	$1,488	$408
Investment securities	(21)	30	9	(316)	(536)	(852)
Federal funds sold	—	(2)	(2)	(18)	1	(17)
Interest-earning cash deposits	(1)	—	(1)	—	—	—

Total interest income	(4,668)	880	(3,788)	(1,414)	953	(461)
Interest expense:
NOW accounts	(303)	—	(303)	(288)	93	(195)
Money markets	201	(268)	(67)	9	326	335
Savings deposits	(1,107)	692	(415)	(98)	289	191
Time deposits	(3,992)	230	(3,762)	(2,977)	1,498	(1,479)
Federal funds purchased and securities sold under agreements to repurchase	(90)	(136)	(226)	(225)	116	(109)
Borrowings	(939)	85	(854)	—	938	938

Total interest expense	(6,230)	603	(5,627)	(3,579)	3,260	(319)

Net increase in net interest income	$1,562	$277	$1,839	$2,165	$(2,307)	$(142)

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be seperated is allocated to each variance proportionately.

1st Financial Services Corporation

Management’s Discussions and Analysis

September 30, 2009

Interest Sensitivity and Liquidity

One of the principal duties of the Company’s Asset/Liability Management Committee is management of interest rate risk. The Company regularly utilizes computer simulation modeling to assess the Company’s overall interest rate risk. The results of this modeling are then used to evaluate the possible need for adjustment of the duration of assets and/or liabilities and to implement strategies to accomplish such adjustments. The Committee reviews and approves comprehensive risk management strategies as well as significant individual transactions executed to modify the Company’s interest rate risk profile. Historically, Management has viewed the maintaining of near neutral interest rate risk within a 100-200 basis points up or down band to be optimal. As a result of the current compressed margin environment, the Company’s asset sensitivity increased which in turn adversely impacted our net interest margin. Management believes that this situation will moderate as the Company’s CD portfolio continues to reprice downward. However, some residual impact of the recent significant decrease in rates is expected to linger for at least the remainder of 2009. In addition to management of interest rate risk, another function of the Asset/Liability Committee is evaluating the current liquidity of the Company and identifying and planning for future liquidity needs. Such needs primarily consist of insuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities. Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the FRB discount window and the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity. In addition, the Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $31.0 million. At September 30, 2009, there were no outstanding balances on any of these credit facilities. The Company’s “on balance sheet” liquidity ratio was 6% at September 30, 2009. Management considers this ratio to be adequate to meet known or anticipated liquidity needs based upon our abundant off balance sheet liquidity, through the FHLB and FRB discount window borrowing availability.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Additional information regarding interest rate risk for the year ended December 31, 2008 is included in the Company’s filing on Form 10-K.

Item 4T.	Controls and Procedures

The Company’s management, under the supervision and with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, our President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to provide reasonable assurance that we were able to record, process, summarize and report in a timely manner the information required to be disclosed in periodic reports we file under the Exchange Act.

No change in our internal control over financial reporting was identified that occurred during the Company’s third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On September 16, 2009, a Special Meeting of Shareholders of the Company was held to consider and vote upon two issues: (i) proposal to approve an agreement and plan of merger with AB&T Financial Corporation and, (ii) proposal to authorize management to adjourn the special meeting. The shares were voted as follows:

Proposal 1. Approve an Agreement and Plan of Merger

Votes For	Votes Against	Votes Abstained	Total
2,574,012	179,386	41,360	2,794,758

Proposal 2. Authorize Management to Adjourn the Special Meeting

Votes For	Votes Against	Votes Abstained	Total
2,561,240	162,220	71,298	2,794,758

PART II – OTHER INFORMATION

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

10.01	Agreement and Plan of Merger, dated as of February 16, 2009, by and between 1st Financial Services Corporation and AB&T Financial Corporation (incorporated by reference from exhibits to the Registrant’s 2008 Annual Report on Form 10-K)

10.02	Employment Agreement between Registrant and Roger A. Mobley (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.03	Amended Endorsement Split Dollar Agreement between the Bank and Gregory L. Gibson (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.04	Amended Endorsement Split Dollar Agreement between the Bank and Vincent K. Rees (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.05	Amended Endorsement Split Dollar Agreement between the Bank and Peggy H. Denny (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.06	Amended Endorsement Split Dollar Agreement between the Bank and B. Lee Beason (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

31.01	Section 302 Certification – Chief Executive Officer

31.02	Section 302 Certification – Chief Financial Officer

32.01	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Financial Services Corporation

Date:	November 16, 2009	By:	/s/ Vincent K. Rees
Vincent K. Rees
President

Date:	November 16, 2009	By:	/s/ Roger A. Mobley
Roger A. Mobley
Chief Financial Officer

EXHIBIT INDEX

10.01	Agreement and Plan of Merger, dated as of February 16, 2009, by and between 1st Financial Services Corporation and AB&T Financial Corporation (incorporated by reference from exhibits to the Registrant’s 2008 Annual Report on Form 10-K)

10.02	Employment Agreement between Registrant and Roger A. Mobley (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.03	Amended Endorsement Split Dollar Agreement between the Bank and Gregory L. Gibson (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.04	Amended Endorsement Split Dollar Agreement between the Bank and Vincent K. Rees (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.05	Amended Endorsement Split Dollar Agreement between the Bank and Peggy H. Denny (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

10.06	Amended Endorsement Split Dollar Agreement between the Bank and B. Lee Beason (incorporated by reference from exhibits to Registrant’s Current Report on Form 8-K filed February 2, 2009)

31.01	Section 302 Certification – Chief Executive Officer

31.02	Section 302 Certification – Chief Financial Officer

32.01	Section 906 Certification