Form 10-K
period 2009-12-31
1st Financial Services CORP
filed 2010-03-30
CIK 1434743

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2009 was $21.6 million based on the closing sale price of the registrant’s common stock as reported on the OTC Bulletin Board.

On March 1, 2010, there were 5,018,849 outstanding shares of Registrant’s common stock.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement to be filed with the SEC in connection with its 2010 Annual Meeting are incorporated into Part III of this Report.

1ST FINANCIAL SERVICES CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of 1st Financial Services Corporation (“1st Financial” or the “Company”) including but not limited to 1st Financial’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•

our failure to meet the capital ratio requirements in the Stipulation to the Issuance of a Consent Order (the “Stipulation”) agreeing to the issuance of a Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks (the “Commissioner”);

•	the effect of other requirements in the Consent Order to which we are subject and any further regulatory actions;

•	regulatory limitations or prohibitions with respect to the operations or activities of 1st Financial and/or the Bank;

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for loan losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	technological changes and security and operational risks associated with the use of technology;

•	the availability of and/or an unexpectedly high cost of additional capital;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks, ineffective hedging and liquidity risks;

•	counterparty risk;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;

•	the effects of the FDIC deposit insurance premiums and assessments;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	volatility in the credit or equity markets and its effect on the general economy;

•	demand for the products or services of 1st Financial, as well as its ability to attract and retain qualified people;

•	the costs and effects of legal, accounting and regulatory developments and compliance, including the Consent Order; and

•	regulatory approvals for acquisitions or branch expansion cannot be obtained on the terms expected or on the anticipated schedule.

1st Financial cautions that the foregoing list of important factors is not exhaustive. 1st Financial undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of 1st Financial.

PART I

ITEM 1.	Business

General

1st Financial Services Corporation (“1st Financial” or the “Company”), became the parent bank holding company for Mountain 1st Bank & Trust Company (the “Bank”) in May 2008. 1 st Financial has no other assets or liabilities other than its investment in the Bank. 1st Financial’s business activity primarily consists of directing the activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. 1st Financial and the Bank are both headquartered at 101 Jack Street, Hendersonville, North Carolina 28792.

The Bank was incorporated under the laws of the state of North Carolina on April 30, 2004, and opened for business on May 14, 2004, as a North Carolina chartered commercial bank. At December 31, 2009, the Bank was engaged in general commercial banking primarily in ten western North Carolina counties: Buncombe, Catawba, Cleveland, Haywood, Henderson, McDowell, Polk, Rutherford, Transylvania and Watauga. The Bank operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

As a North Carolina bank, the Bank is subject to examination and regulation by the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). The Bank is further subject to certain regulations of the Federal Reserve governing reserve requirements to be maintained against deposits and other matters. The business and regulation of the Bank are also subject to legislative changes from time to time. See “Supervision and Regulation.”

The Bank’s primary market area is southwestern North Carolina. Its main office and Hendersonville South office are located in Hendersonville, North Carolina. At December 31, 2009, the Bank also had full service branch offices in Arden, Asheville, Boone, Brevard, Columbus, Etowah, Forest City, Fletcher, Hickory, Marion, Lake Lure, Shelby and Waynesville, North Carolina. The Bank’s loans and deposits are primarily generated from within its local market areas.

The Company’s primary source of revenue is interest and fee income from its lending activities. These lending activities consist principally of originating commercial operating and working capital loans, residential mortgage loans, home equity lines of credit, other consumer loans and loans secured by commercial real estate. Current lending strategy targets a loan to asset ratio of 75% to 82%. It is management’s opinion that maintaining a loan to asset ratio in this range maximizes earnings potential while still providing adequate liquidity for the safe and sound operation of the Company. At December 31, 2009, the Company’s gross loan to asset ratio was 70.5%. This number is below the targeted range reflecting the Bank’s desire to increase liquidity and lower risk in the portfolio.

Interest and dividend income from investment activities generally provides the second largest source of income to the Company after interest on loans. Management has chosen to restrict the level of credit risk in the Company’s investment portfolio and as such it is comprised primarily of debt and mortgage backed securities issued by agencies of the United States and government sponsored enterprises. Management expects to continue this practice for the foreseeable future. Furthermore, management has chosen to maintain a relatively short duration with respect to the investment portfolio as a whole. While this strategy has resulted in a slight reduction in portfolio yield, it has reduced the market price volatility and consequently, potential mark to market charges against the Company’s capital.

Deposits are the primary source of the Company’s funds for lending and other investment purposes. The Company attracts both short and long-term deposits from the general public by offering a variety of accounts and rates. In addition to noninterest bearing checking accounts, the Company offers statement savings accounts, negotiable order of withdrawal (NOW) accounts, money market demand accounts, fixed interest rate certificates with varying maturities and IRA deposit accounts.

Consent Order

During 2009, the FDIC conducted a periodic examination of the Bank. As a consequence of this examination, effective February 25, 2010, the Bank entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) agreeing to the issuance of a Consent Order (the “Consent Order”) with the FDIC and the Commissioner.

Although the Bank neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Consent Order, which requires it to undertake a number of actions:

•

The Board of Directors of the Bank will enhance its supervision of the Bank’s activities, including by increasing the formality of its meetings and appointing a special Directors’ Committee. The Committee will oversee the efforts of the Bank’s management in complying with the Consent Order and will regularly report to the full Board.

•

The Bank Board will assess the Bank’s management team to ensure that the Bank’s executive officers have the skills, training, abilities and experience needed to cause the Bank to comply with the Consent Order, operate in a safe and sound manner, comply with applicable laws and regulations, and strengthen all areas of the Bank’s operations that are not currently in compliance with the Consent Order. The Board will also assess the Bank’s management and staffing needs in order to determine if additional resources should be added to the management team.

•

During the effectiveness of the Consent Order, the Bank will maintain Tier 1 Capital of at least 8% of total assets, a Total Risk Based Capital Ratio of at least 12% and a fully funded allowance for loan and lease losses (the “Allowance for Loan Losses” or “Allowance”).

•

The Bank will develop and implement a plan for achieving and maintaining the foregoing capital levels, which plan may include sales of stock by the Company and contributions of the sales proceeds by the Company to the capital of the Bank.

•

The Board will strengthen the Allowance policy of the Bank, periodically review the Bank’s Allowance to determine its adequacy and enhance its periodic reviews of the allowance to ensure its continuing adequacy. Deficiencies noted will be promptly remedied by charges to earnings.

•	The Bank will develop and implement a strategic plan covering at least three years and containing long-term goals designed to improve the condition of the Bank.

•

The Bank will not extend additional credit to any borrower who had a loan with the Bank that was charged off or who has a current loan that is classified “Loss” or “Doubtful”. The Bank also will not extend additional credit to any borrower who has a current loan that is classified “Substandard” or listed for “Special Mention.” A further extension of credit may be made to a borrower with a “Substandard” or “Special Mention” loan if the Bank Board determines such extension would be in the best interests of the Bank.

•

The Bank will formulate a detailed plan to collect, charge off or improve the quality of each of its “Substandard” or “Doubtful” loans as of August 31, 2009, of more than $250,000 and will promptly implement the plan. The Board will closely monitor the Bank’s progress in fulfilling the requirements of this plan.

•

The Bank will reduce loans in excess of $250,000 and classified as “Substandard” or “Doubtful” in accordance with a schedule required by the supervisory authorities. The schedule targets an aggregate reduction by 75% within 720 days of the effectiveness of the Consent Order. The Board will monitor this effort on a monthly basis.

•

The Bank will cause full implementation of its loan underwriting, loan administration, loan documentation and loan portfolio management policies within 90 days of the effectiveness of the Consent Order.

•

The Bank will adopt a loan review and grading system within 90 days of the Consent Order to provide for effective periodic reviews of the Bank’s loan portfolio. The system shall address, among other things, loan grading standards, loan categorization, and credit risk analyses.

•

Within 30 days of the effectiveness of the Consent Order, the Bank will develop a plan to systematically reduce the concentration of a significant portion of its extensions of credit in a limited group of borrowers. Additionally, the Bank will prepare a risk segmentation analysis with respect to certain real estate industry concentrations of credit identified by the supervisory authorities.

•	The Bank will enhance its review of its liquidity by engaging in monthly analyses. It will also develop and implement a liquidity contingency and asset/liability management plan.

•

Within 90 days from the effectiveness of the Consent Order, the Bank will implement a plan and 2010 budget designed to improve its net interest margin, increase interest income, reduce expenditures and improve and sustain earnings.

•	The Bank will implement internal routine and control policies addressing concerns raised by its supervisory authorities and designed to enhance its safe and sound operation.

•	Within 90 days of the Consent Order, the Bank will implement a comprehensive internal audit program and cause an effective system of internal and external audits to be in place.

•	The Bank will implement a policy for managing its “owned real estate”.

•

The Bank will forebear from soliciting and accepting “brokered deposits” unless it first receives an appropriate waiver from the FDIC; and will comply with restrictions issued by the FDIC on the effective yields of deposit products offered by, among others, banks subject to consent orders.

•	A limit upon growth of 10% per year will be observed by the Bank.

•	The Bank will not pay dividends or make other forms of payment reducing capital to the Company without the prior approval of the supervisory authorities while the Consent Order is in effect.

•	The Bank will implement policies to enhance the Board’s focus on conflicts of interest regulations and its handling of transactions with officers and directors.

•	The Bank will correct any violations of laws and regulations identified by the supervisory authorities.

•	The Bank will make quarterly progress reports to the supervisory authorities detailing the form and manner of actions taken to comply with the Consent Order.

The foregoing description is a summary of the material terms of the Consent Order and is qualified in its entirety by reference to the Consent Order. The Consent Order is filed as an exhibit to this report. The Consent Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

The plans, policies and procedures which the Bank is required to prepare under the Consent Order are subject to approval by the supervisory authorities before implementation. During the period that a Consent Order, having the general provisions discussed above, is in effect, the financial institution is discouraged from requesting approval to either expand through acquisitions or open additional branches. Accordingly, the Bank will defer pursuit of its strategy of expanding its current markets or entering into new markets through acquisition or branching until the Consent Order is terminated.

The Company and the Bank have already taken and continue to take prompt and aggressive actions to respond to the issues raised in the Consent Order, as discussed in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Banking also is highly competitive in our market. North Carolina is home to several of the largest commercial banks in the United States, all of which have branches located in our ten county banking market. We compete with numerous national, regional and community commercial banks in our markets as well as several savings institutions.

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

Substantially all of our customers are individuals, and small and medium-sized businesses. We differentiate ourselves from our larger competitors with our focus on relationship banking, personalized service, direct customer contact, and our ability to make credit and other business decisions locally. We also depend on our reputation as a community bank in our banking market, our involvement in the communities we serve, the experience of our senior management team, and the quality of the members of our teams charged with the day to day operation of the Company. We believe our focus allows us to be more responsive to our customers’ needs and more flexible in approving loans and customizing deposit products based on our personal knowledge of our customers.

The Company’s primary market area is the southwestern mountain region of North Carolina. The primary economic drivers of the area are tourism and a burgeoning retirement industry which has provided a significant stimulus to residential and resort development. Although this area has relatively few large manufacturing facilities, it has numerous small to mid-sized businesses, which are our primary business customers. These businesses include agricultural producers, artisans and specialty craft manufacturers, small industrial manufacturers, and a variety of service oriented industries.

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

Lending Activities

General.    We provide a variety of commercial and consumer lending products to small to medium-sized businesses and individuals for various business and personal purposes, including term and installment loans, business and personal lines of credit, equity lines of credit and overdraft checking credit. These lending products are offered through both conventional avenues as well as government guaranteed lending programs such as Small Business Administration (“SBA”) and U.S. Department of Agriculture loans. For financial reporting purposes, our loan portfolio generally is divided into real estate loans, consumer installment loans, commercial and industrial loans (including agricultural production loans if any), and revolving consumer related plans. We currently make credit card services available to our customers through a correspondent relationship. Statistical information about our loan portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate Loans.    Our real estate loan classification includes all loans secured by real estate. Real estate loans include those loans made to purchase, refinance, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial, agricultural and consumer purposes (which may or may not be related to our real estate collateral). At December 31, 2009, loans amounting to approximately 85.1% of our loan portfolio, excluding loans held for sale, were classified as real estate loans. This compares with 83.6% at December 31, 2008. While we do originate long term fixed rate residential mortgages, we generally do not retain these loans in the Company’s loan portfolio. Rather, these are sold on a flow basis to other lenders after closing and are reflected in the accompanying financial statements as “Loans held for sale”. This arrangement permits us to make long-term residential loans available to our customers and to generate fee income while avoiding the credit and interest rate risks associated with such loans in our loan portfolio. At December 31, 2009, the Company had a total of $88.1 million in residential first mortgages in the loan portfolio amounting to approximately 15.9% of the total portfolio which compares with $81.8 million or 14.1% or the portfolio at December 31, 2008. These loans are predominantly variable rate or short maturity mortgages.

At December 31, 2009, our construction and acquisition and development loans (consumer and commercial) amounted to $150.1 million or approximately 27.1% of our loan portfolio, excluding loans held for sale. This compares with approximately 28.5% of the portfolio at December 31, 2008. Other commercial real estate loans totaled $194.3 million or approximately 35.1% of our loan portfolio at the end of 2009. This compares with 33.3% of the loan portfolio at December 31, 2008.

Real estate loans also include home equity lines of credit that generally are used for consumer purposes and usually are secured by junior liens on residential real property. Our commitment on each line is generally for a term of 15 years. During the terms of the lines of credit, borrowers may either pay accrued interest only (calculated at variable interest rates), with their outstanding principal balances becoming due in full at the maturity of the lines, or they may make monthly payments of principal and interest. At December 31, 2009, our home equity lines of credit accounted for approximately $32.9 million or 5.9% of our loan portfolio as compared with $31.9 million or 5.5% at December 31, 2008.

Many of our real estate loans, while secured by real estate, were made for purposes unrelated to the real estate collateral. This generally reflects our efforts to reduce credit risk by taking real estate as additional collateral, whenever possible, without regard to loan purpose. Substantially all of our real estate loans are secured by real property located in or near our banking markets. As such, we are impacted by the recent adverse changes in the real estate values in the market we serve. Our real estate loans may be made at fixed or variable interest rates, and they generally have maturities that do not exceed five years (with the exception of home equity lines of credit as discussed above) and provide for payments based on typical amortization schedules of 25 years or less. A real estate loan with a maturity of more than five years or that is based on an amortization schedule of more than five years generally will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period generally not exceeding five years.

Commercial and Industrial Loans.    Our commercial and industrial loan classification includes loans to small to medium-sized businesses and individuals for working capital, equipment purchases and various other business and agricultural purposes. This classification excludes loans secured by real estate. These loans generally are secured by business assets, such as inventory, accounts receivable, equipment or similar assets, but they also may be made on an unsecured basis. At December 31, 2009, our commercial and industrial loans totaled $77.0 million and accounted for approximately 13.9% of the Company’s loan portfolio. This compares with $88.5 million or approximately 15.3% of our loan portfolio at December 31, 2008. In addition to loans classified on our books as commercial and industrial loans, many of our loans included in the real estate loan classification are made for commercial or agricultural purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial and industrial loans may be made at variable or fixed rates of interest. However, any loan that has a maturity or amortization schedule of longer than five years normally will be made at an interest rate that varies with our prime lending rate and will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period generally not exceeding five years. Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow. As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

Loan Pricing.    Generally, we price our loans based on the level of risk identified in a particular loan transaction within market constraints and conditions and in conjunction with objectives established as a part of our asset/liability management function and annual budgeting process. At December 31, 2009, approximately 67.0% of the total dollar amount of our loans accrued interest at variable rates compared to 73.5% at December 31, 2008. Management believes that maintenance of the portfolio at this or higher levels of floating rate loans provides for the best earnings performance under most economic environments.

Allowance for Loan Losses.    Our Board of Directors reviews all impaired loans at least quarterly, and our management reviews asset quality trends at least monthly. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The adequacy of the allowance is assessed by our management and reviewed by our Board of Directors at least quarterly. Under the Consent Order, our Board is required to strengthen our allowance policy and enhance its periodic reviews of the allowance to ensure its continuing adequacy. At December 31, 2009, our allowance was $28.2 million and amounted to 5.09% of our total loans excluding loans held for sale. This compares with 1.55% at year end 2008. At December 31, 2009, the Company had a total of $32.8 million of non-accruing loans. At that date, the Company had $1.7 million in foreclosed or repossessed property and no loans past due 90 days or more. At December 31, 2008, the Company had $10.0 million non-accruing loans.

Deposit Activities

Our deposit services include business and individual checking accounts, NOW accounts, money market checking accounts, savings accounts and certificates of deposit. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. Under the terms of the Consent Order, the Bank is required to comply with restrictions issued by the FDIC on the effective yields of deposit products offered by among others, banks subject to consent orders. At December 31, 2009, our time deposits of $100,000 or more amounted to approximately $202.2 million or approximately 30.0% of our total deposits. The fourth quarter of 2008 marked the Company’s first use of wholesale deposits. At December 31, 2009, the Company had $45.0 million in brokered certificates of deposit. Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposits), unless it first receives an appropriate waiver from the FDIC.

Statistical information about our deposit accounts is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investment Portfolio

At December 31, 2009, our investment portfolio totaled approximately $95.1 million, of which $94.3 million were classified as “available for sale”. Available for sale securities include mortgage-backed securities guaranteed by the Government National Mortgage Association (“GNMA”) or issued by the Federal National Mortgage Corporation (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) including collateralized mortgage obligations. Also included in the Company’s available for sale investment portfolio are debt instruments issued by U.S. governmental agencies or by government sponsored enterprises including FNMA, FHLMC and SBA. We analyze their performance at least quarterly. Our securities have various interest rate features, maturity dates and call options.

Statistical information about our investment portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

At December 31, 2009, the Company had 164 full-time equivalent employees, including 154 full-time employees (including our executive officers) and 19 part-time employees. We are not a party to any collective bargaining agreement with our employees, and we consider our relations with our employees to be good.

Supervision and Regulation

Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and rules and regulations that affect or will affect us. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Supervision, regulation and examination of the Company by the regulatory agencies are intended primarily for the protection of depositors rather than our stockholders.

General.    We are a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are subject to supervision and examination by, and the regulations and reporting requirements of, the FRB. Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in other activities the FRB determines are closely related and a proper incident to banking or managing or controlling banks.

The BHCA prohibits a bank holding company from acquiring direct or indirect control of more than 5% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without the FRB’s prior approval. Similarly, FRB approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of 1st Financial. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of 1st Financial or controls in any manner the election of a majority of the directors of 1st Financial. Control is presumed to exist if a person acquires more than 10% of any class of voting stock, the stock is registered under Section 12 of the Exchange Act, and the acquirer will be the largest shareholder after the acquisition.

Additionally, the BHCA generally prohibits bank holding companies from engaging in a nonbanking activity, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company that engages in a nonbanking activity, unless that activity is determined by the FRB to be closely related and a proper incident to banking. In approving an application to engage in a nonbanking activity, the FRB must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

The Bank is an insured, North Carolina chartered bank. Its deposits are insured under the FDIC’s Deposit Insurance Fund (“DIF”), and the Bank is subject to supervision and examination by, and the regulations and reporting requirements of the FDIC and the Commissioner. The FDIC and the Commissioner are the Bank’s primary federal and state banking regulators. The Bank is not a member bank of the Federal Reserve System.

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

The FDIC and the Commissioner regulate all areas of the Bank’s business, including its payment of dividends and other aspects of its operations. They examine the Bank regularly, and the Bank must furnish them with periodic reports containing detailed financial and other information about its affairs. The FDIC and the Commissioner have broad powers to enforce laws and regulations that apply to the Bank and to require it to correct conditions that affect its safety and soundness. These powers include issuing cease and desist orders (often referred to as ‘consent orders’), imposing civil penalties, removing officers and directors, and otherwise intervening in the Bank’s operations if they believe their examinations of the Bank, or the reports it files, indicate a need for them to exercise these powers.

The Bank’s business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and by the monetary and fiscal policies of the FRB. Although the Bank is not a member bank of the Federal Reserve System, the FRB’s actions and policy directives determine to a significant degree the cost and availability of funds it obtains from money market sources for lending and investing. These actions and policy directives also influence, directly and indirectly, the rates of interest the Bank pays on its time and savings deposits and the rates it charges on loans.

Capital Requirements for the Bank.    The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank that is not a member of the Federal Reserve System, the Bank is also required to comply with the capital adequacy standards established by the FDIC. The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements.

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

The Bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” rules described below, and it is not necessarily an accurate representation of its or 1st Financial’s overall financial condition or prospects for other purposes. A failure to meet the FDIC’s capital guidelines could subject the Bank to a variety of enforcement remedies, including the FDIC’s issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on our business. As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements. The Bank exceeded all applicable capital requirements to meet the regulatory classification of “adequately capitalized” as of December 31, 2009.

Under the terms of the Consent Order, the Bank is required to maintain Tier 1 Capital of at least 8% of total assets and a Total Risk Based Capital Ratio of at least 12%.

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

Limitations on Payment of Cash Dividends.    As a bank holding company, we are required to adhere to the FRB’s Policy Statement on the Payment of Cash Dividends, which generally require that we act as a source of strength and not place an undo burden on the Bank. Under North Carolina law, we are authorized to pay dividends as declared by our Board of Directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis. However, although we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our stockholders is dividends we receive from the Bank. For that reason, our ability to pay dividends is effectively subject to the same limitations that apply to the Bank. Since the Consent Order prohibits the Bank from paying dividends or making other forms of payment reducing capital to the Bank without the prior approval of the FDIC and the Commissioner, we are effectively prohibited from paying cash dividends to our common shareholders for the foreseeable future and while the Bank remains subject to the Consent Order.

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

In addition to the restrictions imposed by the Consent Order, in the future, the Company’s ability to declare and pay cash dividends will be subject to our Board of Directors’ evaluation of operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. We are subject to further limitations on cash dividends due to the Treasury’s purchase of our preferred stock. See “CPP Participation” below.

We cannot assure you that, in the future, we will have funds available to pay cash dividends or that, even if funds are available, we will pay dividends in any particular amounts or at any particular times, or that we will pay dividends at all.

Repurchase Limitations.    As a bank holding company, 1st Financial must obtain FRB approval prior to repurchasing its common stock for consideration in excess of 10% of its net worth during any 12-month period unless (i) both before and after the redemption it satisfies capital requirements for “well capitalized” bank holding companies; (ii) received a “one” or “two” rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. In addition, we are subject to further repurchase limitations due to the Treasury’s purchase of our preferred stock. See “CPP Participation” below.

Federal Home Loan Bank System.    The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.18% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB under the new activity-based stock ownership requirement. On December 31, 2009, the Bank was in compliance with this requirement.

Limits on Rates Paid on Deposits and Brokered Deposits.    FDIC regulations limit the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions, including the Bank, may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. Definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the FDIC to implement the prompt corrective action provisions discussed above.

Federal Deposit Insurance Reform.    On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”).

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Company Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

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

FDIC Temporary Liquidity Guarantee Program.    Pursuant to the EESA, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2013. Additionally, in 2008, the FDIC established its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until June 30, 2010, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5% or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued after April 1, 2009, and before October 31, 2009, and maturing on or before December 31, 2012. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. The Bank chose to opt-out of the debt guarantee program component of the TGLP, but elected to participate in the deposit guarantee program.

FDIC Insurance Assessments.    Under FDIRA, the FDIC uses a revised risk-based assessment system to determine the amount of our deposit insurance assessment based on the evaluation of the probability that the DIF will incur a loss with respect to the Company. That evaluation takes into consideration risks attributable to different categories and concentrations of our assets and liabilities and any other factors the FDIC considers to be relevant, including information obtained from the Commissioner. A higher assessment rate results in an increase in the assessments we pay the FDIC for deposit insurance.

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

In 2009, FDIC assessments for deposit insurance ranged from 12 to 50 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. During the first quarter of 2009, the FDIC instituted a one-time special assessment equal to five cents per $100 of domestic deposits on FDIC insured institutions, which resulted in an additional $1.3 million in FDIC insurance expense for 2009. On September 29, 2009, the FDIC adopted an Amended Restoration Plan to return the DIF to a reserve ratio of 1.15% within eight years, and adopted higher annual risk-based assessment rates effective January 1, 2011. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. The FDIC exempted the Bank from this rule, and the Bank continues to pay premiums on a quarterly basis.

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

Federal Securities Law.    1st Financial’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’) and 1st Financial files reports under the Exchange Act with the Securities and Exchange Commission (the ‘SEC’). As a result of this registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act apply to 1st Financial.

Transactions with Affiliates.    Although the Bank is not a member of the Federal Reserve System, it is subject to the provisions of Sections 23A and 23B of the Federal Reserve Act. Section 23A places limits on the amount of:

•	A bank’s loans or extensions of credit to, or investment in its affiliates;

•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the FRB;

•	The amount of loans or extensions of credit by a bank to third parties which are collateralized by the securities or obligations of the bank’s affiliates; and

•	A bank’s guarantee, acceptance, or letter of credit issued on behalf of one of its affiliates.

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

Federal law also places restrictions on the Bank’s ability to extend credit to executive officers, directors, principal stockholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Reserve Requirements.    Under FRB regulations, the Bank must maintain average daily reserves against its transaction accounts. We are not required to maintain reserves on the first $10.7 million of transaction accounts, but must maintain reserves equal to 3.0% on the aggregate balances of those accounts between $10.7 million and $44.5 million, and reserves equal to 10.0% on aggregate balances in excess of $44.5 million. The FRB may adjust these percentages. Because our reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at Federal Reserve or a correspondent bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets. During 2007, the Bank adopted an internal deposit reclassification system (approved by the FRB under Regulation D) whereby significant portions of interest bearing and noninterest bearing transaction accounts are transferred to a non-reservable savings account status. As a result, all required reserves at December 31, 2009, and December 31, 2008, were met by the Bank’s vault cash.

Interstate Banking and Branching.    The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Law”), generally permits adequately capitalized and managed bank holding companies to acquire control of the assets of other banks, including branches, in any state. Acquisitions are subject to antitrust provisions that cap at 10% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

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

Gramm-Leach-Bliley Act.    The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act permits bank holding companies to become “financial holding companies” and, in general (1) expands opportunities to affiliate with securities firms and insurance companies; (2) overrides certain state laws that would prohibit certain banking and insurance affiliations; (3) expands the activities in which banks and bank holding companies may participate; (4) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also presents smaller financial institutions such as 1st Financial with challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions.

USA Patriot Act of 2001.    The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in the United States on September 11, 2001. The Act was intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Act’s impact on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency requirements and imposes various other regulatory requirements, including standards for verifying customer identification at account opening and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002, which became effective during 2002, is sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandated corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, principal accounting officers and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

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

Emergency Economic Stabilization Act of 2008 (EESA).    Under the EESA, the U.S. Department of the Treasury (the “Treasury”) implemented the Troubled Asset Relief Program (“TARP”), of which the Capital Purchase Program (“CPP”) is a part. Under the CPP, certain U.S. qualifying financial institutions sold senior preferred stock and warrants to the Treasury. Eligible institutions generally applied to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution’s risk-weighted assets. Smaller community banks and bank holding companies were later allowed to issue preferred stock up to 5% of the institution’s risk weighted assets.

Institutions participating in the TARP or CPP are required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the TARP (including the CPP) were enacted as part of the American Recovery and Reinvestment Act of 2008 (“ARRA”), described below.

CPP Participation.    On November 14, 2008, 1st Financial entered into a Letter Agreement (the “Purchase Agreement”) with the Treasury under the CPP, pursuant to which 1st Financial issued 16,369 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”), having a liquidation preference of $1,000 per share, for a total price of $16,369,000. 1st Financial is required to pay cumulative dividends on the Preferred Stock. Under the ARRA, described below, 1st Financial may redeem the Preferred Stock at any time, provided it obtains the approval of its primary federal regulator. The Preferred Stock is generally non-voting, but does have the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The holder(s) of Preferred Stock also have the right to elect two directors if dividends have not been paid for six periods.

As part of its purchase of the Series A Preferred Stock, the Treasury received a warrant (the “Warrant”) to purchase 276,815 shares of 1st Financial’s common stock at an initial exercise price of $8.87 per share. The Warrant provides for the adjustment of the exercise price and the number of shares of 1st Financial’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of 1st Financial’s common stock, and upon certain issuances of 1st Financial’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Both the Preferred Stock and the Warrant are accounted for as components of Tier 1 capital.

Prior to November 14, 2011, unless 1st Financial has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for 1st Financial to (1) declare or pay any dividend or make any distribution on its common stock (other than dividends not exceeding $0.10 per share of common stock per fiscal year) or (2) redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

American Recovery and Reinvestment Act of 2009 (ARRA).    The ARRA was enacted on February 17, 2009. The ARRA included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposed certain new executive compensation and corporate governance obligations on all current and future CPP participants, including 1st Financial, until the institution has redeemed the Preferred Stock. The executive compensation restrictions under the ARRA (described below) are more stringent than those currently in effect under the CPP, but it is yet unclear how these executive compensation standards will relate to the similar standards recently announced by the Treasury, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury.

The ARRA amended Section 111 of the EESA to require the Treasury to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients (including 1st Financial). The standards required to be established by the Treasury included, in part, (i) prohibitions on making golden parachute payments to senior executive officers and the next five most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (ii) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (iii) requirements that TARP CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the Treasury having authority to negotiate for reimbursement, and (4) a review by the Treasury of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act.

The ARRA also set forth additional corporate governance obligations for TARP recipients, including requirements for the Treasury to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the compensation committee, the principal executive officer and principal accounting officer with respect to compliance. On June 15, 2009, the Treasury published the Interim Final Rules, adopting these executive compensation and corporate governance provisions.

Available Information.    Our Internet website address is www.mountain1st.com. Electronic versions of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available on our website. We will provide electronic or paper copies of those filings free of charge upon request. Requests for copies should be directed by mail to Lee Beason, Chief Operating Officer at 101 Jack Street, Hendersonville, North Carolina 28792, or by telephone at (828) 697-3100.

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

Under Chapter 53 of the NC General Statutes, if the capital stock of a NC commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank’s stockholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

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

ITEM 1A.	Risk Factors

Not applicable.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

The Company’s corporate offices are located in Hendersonville, North Carolina. At December 31, 2009, the Company maintained 15 full service banking offices and an operations center, all of which are leased by the Bank, with the exception of the office facility in Shelby, NC which is owned by the Bank. The following table contains information about our banking offices.

Office location	Opening date of original banking office	Owned/Leased
140 Airport Road, Suite P Arden, NC	October 2004	Leased (1)

52 Coxe Avenue Asheville, NC	May 2005	Leased (1)

379 New Market Blvd., Suite 2A Boone, NC (3)	August 2007	Leased (1)

19 Chestnut Street, Suite 7 Brevard, NC	December 2005	Leased (1)

80 Walker Street Columbus, NC	January 2005	Leased (1)

6534 Brevard Road Etowah, NC	May 2006	Leased (1)

3270 Hendersonville Road Fletcher, NC	September 2005	Leased (2)

102 West Main Street Forest City, NC	July 2007	Leased (1)

101 Jack Street Hendersonville, NC (4)	November 2004	Leased (1)

203 Greenville Highway Hendersonville, NC	May 2004	Leased (1)

1880 North Center Street Hickory, NC	November 2008	Leased (1)

2564 Memorial Highway Lake Lure, NC	April 2007	Leased (1)

174 Highway 70 West Marion, NC	May 2006	Leased (2)

800 South Lafayette Street Shelby, NC	September 2006	Owned

1637 South Main Street Waynesville, NC	August 2004	Leased (1)

(1)	Leased from an unrelated third party.

(2)	Leased from a related party on terms comparable to third party leases.
(3)	On March 4, 2010, the Company sold its banking office to Great State Bank per an agreement entered into on July 1, 2009.
(4)	Corporate Headquarters and Main Office

All the Company’s existing banking offices are in good condition and fully equipped for the Company’s purposes. At December 31, 2009, the total net book value (cost less accumulated depreciation) of the Company’s furniture, fixtures, leasehold improvements and equipment was approximately $6.0 million. See Note 8 to the Financial Statements for additional information about the Company’s property.

ITEM 3.	Legal Proceedings

From time to time we become involved in legal proceedings in the ordinary course of our business. Except as disclosed in Item 1 hereof, under the caption “Business — Consent Order”, subject to the inherent risks of any litigation, we believe that as of December 31, 2009, there are no pending or threatened legal proceedings that are reasonably likely to have a material effect on our financial condition or results of operations.

ITEM 4.	Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There currently is a limited local trading market for our common stock, and there can be no assurance that a more active market will develop. The Company’s common stock is traded over-the-counter with quotations available on the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service under the symbol “FFIS.” FIG Partners is the primary market maker for our common stock. There were approximately 2,762 stockholders of record as of December 31, 2009, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The table below presents the reported high and low closing prices per share for the Company’s common stock for the previous eight quarters. These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. No stock dividend was declared or paid during any of the fiscal quarters listed.

	High	Low
2009
Fourth quarter	$4.01	$1.77
Third quarter	$5.00	$3.55
Second quarter	$6.50	$3.85
First quarter	$7.50	$3.30
2008
Fourth quarter	$9.70	$5.05
Third quarter	$11.00	$9.25
Second quarter	$14.75	$8.25
First quarter	$14.26	$12.00

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2009, and under which shares of the Company’s common stock have been authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by the Company’s security holders	867,255	$8.43	339,033
Equity compensation plans not approved by the Company’s security holders	—	—	—
Total	867,255	$8.43	339,033

Dividends.    See “Item 1. Description of Business — Supervision and Regulation — Limitations on Payment of Cash Dividends” and “Item 1. Description of Business — Supervision and Regulation — CPP Participation” above for regulatory and CPP restrictions, which limit the ability of 1st Financial to pay dividends.

Recent Sales of Unregistered Securities.    Except as previously reported in a Current Report on Form 8-K, 1st Financial did not sell any securities within the last three fiscal years that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.    1st Financial did not repurchase any shares of its common stock during the fourth quarter of 2009.

ITEM 6.	Selected Financial Data

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of the Company. It should be read in conjunction with the audited financial statements and accompanying notes included in this annual report on Form 10-K and the supplemental financial data appearing throughout this discussion and analysis.

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements represent expectations and beliefs of the Company, including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, some of which are described in the sections entitled “Cautionary Note About Forward-Looking Statements” on page three of this report. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of the Company.

EXECUTIVE OVERVIEW

In February 2010, the Bank entered into a Stipulation agreeing to the issuance of a Consent Order with the FDIC and the Commissioner. See Item 1 of this report under the caption “Business — Consent Order.” Management believes that the Company and the Bank have taken aggressive actions to address the challenges before them.

•	Michael G. Mayer has been appointed Chief Executive Officer of the Company and the Bank.

•

The Bank increased the Allowance for Loan Losses by approximately $11 million for the 4th quarter of 2009. This increase in the Allowance for Loan Losses is the result of an exhaustive internal and external loan review process coupled with the implementation of new, automated loan loss software. This software will now allow the Bank to continuously update its Allowance for Loan Losses and provide prompt, accurate measurement and guidance of the loan portfolio moving forward.

•	The Bank charged off all of its assets (loans) classified “Loss” and 50% of its assets (loans) classified “Doubtful” promptly following the effectiveness of the Consent Order.

•	The Bank is reviewing and updating all its loan and audit policies so that they will be in compliance with the Consent Order.

•	The Bank is actively recruiting a new Chief Financial Officer, and anticipates filling this position by June 30, 2010.

•

A Special Assets Officer has been hired by the Bank to assist in the work-out and repayment of problem loans. This individual will be solely focused on reducing the Bank’s nonperforming assets and ensuring the Bank’s compliance with its allowance for loan loss policies.

•	The Bank has named a new Internal Audit Manager to coordinate all internal audit improvements as called for in the consent Order.

•	The Bank is increasing its focus on compliance with applicable banking regulations and guidelines.

The process of addressing the issues before the Company and the Bank is continuing. Although no assurance can be given as to any time that the Consent Order will be terminated, Management, together with the Boards of Directors of the Company and the Bank is committed to addressing the issues raised in the Consent Order in order that it may be terminated at the earliest opportunity.

GENERAL

While the Company’s assets increased by $85.9 million in 2009, the growth was centered primarily in liquid assets and investment securities. Loans declined by $25.3 million during the year while investment securities increased by $7.5 million to $95.1 million and liquid assets increased by $111.5 million to $121.8 million at December 31, 2009. For the year ended December 31, 2009, the Company’s net loss totaled $18.6 million representing a decrease of $18.9 million, as compared with 2008 earnings of $339 thousand. Earnings (loss) per basic and diluted share were $(3.91) for the year ended December 31, 2009. This compares with earnings of $0.04 per basic and diluted share in 2008, a decrease of $3.95 per basic and diluted share. Pre-tax, pre-provision income during 2009 decreased $1.0 million or 14.3% to $6.0 million. During 2009, provision for loan loss expense of $29.9 million and a tax benefit of $5.4 million resulted in the aforementioned net loss of $18.6 million. This compares with $7.0 million pre-tax, pre-provision income for 2008 with $6.5 million in provision and a tax expense of $98 thousand. While pre-tax, pre-provision income is a non-GAAP financial measure, management believes it to be a meaningful additional metric for periods presented within this report and has included it herein to provide further information and transparency for the reader of these financial statements.

FINANCIAL CONDITION

DECEMBER 31, 2009 AND 2008

As noted above, the Company experienced continued asset growth during fiscal 2009. Overall growth plans for the Bank, however, have now been purposely slowed in response to the Consent Order and uncertainties with respect to the national economy, regional and local real estate markets, and the domestic interest rate environment. With the Consent Order in place the Company’s growth is limited to 10 percent per year until certain required capital levels are reached. The Company may accomplish this through raising capital, reducing the size of the Company’s consolidated balance sheet, or a combination of the two methods. Management and the Board are currently developing a plan to achieve and maintain the regulatory directed capital levels. During 2009, gross loans decreased $25.3 million or 4.3%. The decrease in loans included decreases totaling $14.9 million or 9.0% in construction and land development loans, $11.5 million or 13.0% in commercial and industrial loans, $1.6 million or 17.8% in multifamily residential loans and $715 thousand or 11.0% in consumer loans. These decreases were partially offset by increases of $1.3 million or 0.7% in commercial real estate loans, $1.1 million or 1.2% in loans secured by first liens on one to four family residential properties, and $924 thousand or 2.9% in home equity loans.

Investment securities increased during the period by $7.5 million, or 8.6%. At December 31, 2009, cash and cash equivalents increased by $111.5 million compared with December 31, 2008 as the Company purposely increased its liquidity as economic conditions continued to weaken. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks, balances due from Federal Reserve banks and available for sale investment securities totaled $216.2 million at December 31, 2009, constituting 27.3% of total assets. This compares with $97.1 million or 13.7% of total assets at year end 2008.

Other assets increased from $29.1 million at December 31, 2008, to $32.9 million at December 31, 2009, principally as a result of an increase in the Company’s net deferred tax assets which totaled $7.3 million at December 31, 2009, compared to $3.5 million at December 31, 2008.

Deposits increased $82.3 million or 13.9% during 2009. At year end 2009, noninterest-bearing demand accounts increased $5.6 million, or 9.7% to $63.5 million. Other transaction accounts, including NOW, money market and savings accounts increased $25.7 million or 15.2%. At December 31, 2009, transaction accounts accounted for 38.3% of the Company’s total deposits. Certificates of deposit (“CDs”) under $100 thousand increased $25.3 million or 13.5% while jumbo CDs (CDs over $100 thousand) increased $25.7 million or 14.6%. Through the end of 2007, the Company had utilized wholesale funding sources only on a limited basis via borrowing from the FHLB. At December 31, 2009, these borrowings totaled $70.0 million. In 2008, the Company began to utilize brokered CDs as an additional funding source. Brokered CDs totaled $45.0 million at December 31, 2009. Management’s funding strategy remains centered around balanced growth in deposits generated via the Company’s retail branch network, supplemented through the selective use of wholesale funding when such sources present a lower cost alternative to CD pricing in the local markets in which the Company operates.

Stockholders’ equity decreased by $18.8 million, or 30.1%, during 2009 primarily as a result of the Company’s net loss for the period. At December 31, 2009, all of the Company’s capital ratios continued to be sufficient to classify it as an “adequately-capitalized” institution by regulatory measures.

RESULTS OF OPERATIONS

Summary

For the year ended December 31, 2009, the Company recorded a net loss of $18.6 million or $(3.91) per basic and diluted share compared with net income of $339 thousand or $0.04 per basic and diluted share for the year ended December 31, 2008. The $18.9 million decrease in net income was driven primarily by the Company’s $29.9 million provision expense, an increase of $23.4 million or 359.2% over the provision expense in the prior year. Net interest income increased $1.9 million or 9.2% over the same period. Also during 2009 noninterest income and noninterest expense increased by $1.3 million or 27.1% and $4.2 million or 22.4%, respectively. Due to the net loss for the period, the Company recorded an income tax benefit of $5.4 million for the year ended December 31, 2009, compared to an income tax expense of $98 thousand for the year ended December 31, 2008.

Net Interest Income

The primary component of earnings for the Company is net interest income. Net interest income is defined as the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and “margin” refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-earning assets and noninterest-bearing liabilities. During the years ended December 31, 2009 and 2008, average interest-earning assets were $703.7 million and $637.2 million, respectively.

Management strives to maintain a high interest-earning asset ratio so as to maximize income. To that end, management targets an earning asset ratio at or above 93%. For the year ended December 31, 2009, that ratio was 95.9% as compared with 96.0% for 2008. Average interest-earning assets for 2009 increased $66.4 million, or 10.4% as compared to 2008 while the average yield decreased by 126 basis points from 6.05% to 4.79%. The decrease in yield was driven by reduced yields on loans, including the impact of non-accrual loans, and higher levels of investment securities and cash equivalents which traditionally bear lower interest rates. Average interest-bearing liabilities increased by $59.5 million, or 10.8%, as a result of increases in time deposits and borrowings. The average cost of interest-bearing liabilities decreased by 142 basis points from 3.25% to 1.83% principally due to lower borrowing costs combined with the downward repricing of the Company’s CD portfolio in 2009. For the year ended December 31, 2009, the Company’s net interest margin was 3.20% as compared with 3.24% for 2008.

The components of the increase in net interest income for 2009 were a decrease in interest income of $4.8 million, or 12.4%, offset by a decrease in interest expense of $6.7 million or 37.4%. Interest on loans decreased by $4.6 million, or 12.6%, as a result of lower yields on the portfolio combined with an increase in non-accrual loans during 2009. Non-accrual loans averaged $24.5 million in 2009 compared to $6.8 million in 2008 and the foregone interest on these loans increased from $233 thousand in 2008 to $1.3 million in 2009. Interest on deposits decreased by $5.6 million, or 34.1%, primarily due to the re-pricing of the Bank’s CD portfolio during the year.

The following table presents an analysis of the Company’s net interest income for 2009 and 2008.

Average Balances and Net Interest Income

(dollars in thousands)

	For The Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest Income/ Expense (1)(2)(3)	Average Rate	Average Balance	Interest Income/ Expense (1)(2)(3)	Average Rate	Average Balance	Interest Income/ Expense (1)(2)(3)	Average Rate
Interest-earning assets:
Loans, including loans held for sale	$580,597	$31,076	5.35%	$570,997	$35,635	6.24%	$450,200	$36,861	8.19%
Investment securities	85,735	2,547	2.97%	64,800	2,897	4.47%	74,943	3,844	5.13%
Federal funds sold and balances due from Federal Reserve Banks	37,113	87	0.23%	1,391	17	1.22%	672	34	5.06%
Interest-earning cash deposits	213	—	0.03%	34	1	2.00%	25	1	5.19%

Total interest-earning assets	703,658	33,710	4.79%	637,222	38,550	6.05%	525,840	40,740	7.75%
Noninterest-earning assets:
Cash and due from banks	9,925			10,213			11,828
Property and equipment	6,645			6,972			5,592
Allowance for loan loss and other	13,455			9,184			258

Total noninterest-earning assets	30,025			26,369			17,678

Total assets	$733,683			$663,591			$543,518

Interest-bearing liabilities:
NOW accounts	$58,363	$216	0.37%	$56,257	$557	0.99%	$51,401	$876	1.70%
Money markets	45,390	752	1.66%	31,649	831	2.63%	16,715	499	2.99%
Savings deposits	84,919	1,133	1.33%	68,173	1,687	2.47%	50,662	1,483	2.93%
Time deposits	357,245	8,751	2.45%	337,037	13,404	3.98%	311,160	16,277	5.23%
Federal funds purchased and securities sold under agreements to repurchase	1,835	14	0.76%	8,833	255	2.89%	7,115	382	5.37%
Borrowings	62,688	309	0.49%	49,003	1,171	2.39%	3,192	158	4.95%

Total interest-bearing liabilities	610,440	11,175	1.83%	550,952	17,905	3.25%	440,245	19,675	4.47%
Noninterest-bearing liabilities:
Demand deposits	63,174			57,885			52,220
Interest payable and other	4,112			5,509			5,933

Total noninterest-bearing liabilities	67,286			63,394			58,153

Total liabilities	677,726			614,346			498,398
Stockholders’ equity	55,957			49,245			45,120

Total liabilities and stockholders’ equity	$733,683			$663,591			$543,518

Net interest income and interest rate spread		$22,535	2.96%		$20,645	2.80%		$21,065	3.28%

Net yield on average interest-earning assets			3.20%			3.24%			4.01%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.27%			115.66%			119.44%

(1)	Interest income includes amortization of deferred loan fees

(2)	For amounts less than or equal to $1, yields are calculated using actual interest income and actual average assets not rounded values
(3)	Non-accrual loans are included in gross loans but interest is not included in interest income.

The following table illustrates that the change in the average rates of deposits and borrowings were the predominant factor in the increased amount of net interest income realized by the Company in 2009 compared to 2008. In the preceding year, the change in the average rate on loans was the predominant factor in the decrease in the Company’s net interest income.

Volume and Rate Variance Analysis

(dollars in thousands)

	Year Ended December 31, 2009 vs. Year Ended December 31, 2008			Year Ended December 31, 2008 vs. Year Ended December 31, 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Interest income:
Loans, including loans held for sale	$608	$(5,167)	$(4,559)	$9,890	$(11,116)	$(1,226)
Taxable investment securities	3,150	(3,500)	(350)	(520)	(427)	(947)
Federal funds sold	66	4	70	9	(26)	(17)
Interest-earning cash deposits	—	(1)	(1)	—	—	—

Total interest income	3,824	(8,664)	(4,840)	9,379	(11,569)	(2,190)
Interest expense:
NOW accounts	$—	$(341)	$(341)	$93	$(412)	$(319)
Money markets	(316)	237	(79)	384	(52)	332
Savings deposits	554	(1,108)	(554)	368	(164)	204
Time deposits	865	(5,518)	(4,653)	1,527	(4,400)	(2,873)
Federal funds purchased and securities sold under agreements to repurchase	(121)	(120)	(241)	137	(264)	(127)
Borrowings	431	(1,293)	(862)	1,095	(82)	1,013

Total interest expense	1,413	(8,143)	(6,730)	3,604	(5,374)	(1,770)

Net increase (decrease) in net interest income	$2,411	$(521)	$1,890	$5,775	$(6,195)	$(420)

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition, diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current seasoning of the portfolio, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. For 2009, the significant increase was attributable to the continued depression in the real estate market. At December 31, 2009, the allowance for loan losses was $28.2 million representing an increase of $19.2 million or 213.4% from the $9.0 million at the end of 2008. The allowance represented 5.09% and 1.55%, respectively, of loans outstanding at the end of 2009 and 2008, net of loans held for sale. At December 31, 2009, the Company had $81.1 million of impaired loans, $32.8 million of which were on a non-accruing status and restructured loans totaling $811 thousand.

Noninterest Income

Noninterest income increased to $6.1 million for the year ended December 31, 2009, compared to $4.8 million for 2008, representing an increase of $1.3 million or 27.1%. The principal component of this increase was realized gains on the sales of investment securities which totaled $1.0 million in 2009 compared to $146 thousand in 2008. Also contributing to the increase in noninterest income for the year were gains on sales of loans along with increases in other service charges and fees which increased by $95 thousand and $192 thousand, respectively, over the prior year. During 2009, service charges on deposit accounts and mortgage origination income remained relatively static compared to the prior year. The following table is a comparative analysis of the components of noninterest income for 2009 and 2008.

Noninterest Income

(dollars in thousands)

	For the Years Ended December 31,
	2009	2008
Service charges on deposit accounts	$1,468	$1,511
Mortgage origination income	1,720	1,714
Other service charges and fees	1,067	875
Increase in cash surrender value of life insurance	537	518
Net realized gain on sale of securities	1,042	146
Other income	297	60

Total non-interest income	$6,131	$4,824

Noninterest Expense

Noninterest expenses include all of the operating costs of the Company excluding interest and provision expenses. During 2009, noninterest expenses totaled $22.7 million, increasing $4.2 million or 22.4% from $18.5 million in 2008. The most significant component of noninterest expense, personnel costs, increased $798 thousand or 9.0% during 2009. These increases were primarily driven by staffing in the SBA lending and credit review functions. During 2009, the Company’s full time equivalent employees increased from 156 at December 31, 2008 to 164 at December 31, 2009. As a result of general economic conditions and declining real estate values, the Company recorded $1.0 million in losses on sales of other real estate and $416 thousand in other real estate write-downs during 2009. Expenses associated with deposit insurance premiums increased $1.3 million over the same period. Conversely, data processing and telecommunications expenses decreased $685 thousand from 2008 as the Company utilized its remaining credits from its fourth quarter 2008 core system conversion. One time events including an FDIC special assessment of approximately $328 thousand, a loss of $424 thousand associated with the write-off of stock of the Bank’s then primary correspondent bank, Silverton Bank and expenses associated with the unconsummated merger with AB&T Financial Corporation of $391 thousand combined for an increase of $1.1 million in noninterest expense during 2009. The following table presents a comparison of the components of noninterest expense for 2009 and 2008.

Noninterest Expense

(dollars in thousands)

	For the Years Ended December 31,
	2009	2008
Salaries and employee benefits	$9,713	$8,915
Occupancy expense	1,551	1,482
Furniture/equipment expense	1,361	1,207
Professional service fees	1,171	857
Data processing and telecommunication expense	1,594	2,279
Deposit insurance premiums	1,653	395
Advertising and business promotion	620	926
Stationery, printing and supplies	288	320
Writedowns of other real estate owned	416	—
Loss on sale of other real estate owned	1,041	—
Loss on restricted equity securities	424	—
Loss on sale of assets acquired in settlement of loans	427	11
Other expenses	2,405	2,120

Total non-interest expenses	$22,664	$18,512

Income Taxes

Due to the net loss for the year ended December 31, 2009, the Company recorded an income tax benefit of $5.4 million compared to an income tax expense of $98 thousand for the year ended December 31, 2008. Income tax expense for 2009 includes the effects of the valuation allowance against deferred tax assets in the amount of $4.0 million.

LIQUIDITY

The Company’s primary sources of liquidity are customer deposits, cash and demand balances due from other banks, balances due from Federal Reserve banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments and wholesale borrowings are used to make loans and to fund continuing operations.

As a result of the Company’s negative performance for the year ended December 31, 2009, some of the Company’s liquidity sources have been restricted. In addition, the Consent Order prohibits the Company from soliciting and accepting additional brokered deposits (including the renewal of existing brokered deposits) without prior approval from the FDIC and limits the rates the Company can offer on its deposit products. In anticipation of these restrictions, the Company, in the fourth quarter of 2009, took steps to strengthen its liquidity position by running a retail CD campaign and increasing its borrowings from the FHLB. In total, these efforts added approximately $115 million in liquid assets to the Company’s balance sheet at December 31, 2009.

Total deposits were $673.3 million at December 31, 2009, compared to $591.0 million at December 31, 2008, representing an increase of $82.3 million or 14.0%. Until the fourth quarter of 2007, deposit growth within the Company’s retail branch bank network was sufficient to meet the Company’s funding requirements. However, during the fourth quarter of 2008, the Company began to use brokered deposits as a supplemental liquidity source. At December 31, 2009, brokered deposits totaled $45.0 million compared to $38.0 million at December 31, 2008. At both December 31, 2009 and 2008, time deposits represented 61.7% of the Company’s total deposits while certificates of deposit of $100,000 or more represented approximately 30.0% of the Company’s total deposits for the same periods. Management believes that a sizeable portion of the Company’s time deposits are relationship-oriented, and based upon prior experience, anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity. While the Company appreciates the need to pay competitive rates to retain these deposits, deposit retention is also influenced by limits on the rates the Company can offer on its deposit products and other subjective factors.

Wholesale borrowings, an additional source of liquidity for the Company, totaled $70.0 million at December 31, 2009 and were comprised of advances from the Federal Home Loan Bank of Atlanta (FHLB). Management expects to continue to utilize wholesale borrowings and potentially other wholesale sources of funding, as allowed under the Consent Order, to supplement deposits generated from the Company’s branch network to assist in managing the overall cost of funds.

CAPITAL RESOURCES

At December 31, 2009 and 2008, the Company’s equity totaled $43.8 million and $62.6 million, respectively. The $18.8 million decrease in equity is primarily attributable to the Company’s 2009 net loss. The Company’s equity to asset ratio on those dates was 5.5% and 8.8%, respectively. The Company is subject to minimum capital requirements which are further discussed in “PART 1, ITEM 1 — Business — Supervision and Regulation.”

All capital ratios categorize the Bank as “adequately capitalized” by regulatory measures at December 31, 2009. The Bank’s regulatory capital ratios as of that date consisted of a leverage ratio of 4.73%, a Tier I risk-based capital ratio of 7.59% and a total risk-based capital ratio of 8.90%. At December 31, 2008, these ratios were 8.34%, 10.44% and 11.70%, respectively. Pursuant to the Consent Order, the Bank is required to develop and adopt a plan for achieving and maintaining capital ratios in excess of the minimum thresholds for the Bank to be well-capitalized, specifically Tier 1 capital of at least 8% of total assets and a total risk based capital ratio of at least 12%.

Note 16 to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of December 31, 2009 and 2008.

ASSET/LIABILITY MANAGEMENT

The Company’s results of operations depend substantially on its net interest income. Like most financial institutions, the Company’s interest income and cost of funds are affected by general economic conditions as well as by competition in the market place. The objective of the Company’s asset/liability management process is aimed toward providing relative stability and reduction of volatility for the Company’s net interest income through various scenarios of changes in interest rates. The process attempts to balance the need for stability and predictability of net interest income against competing needs such as balance sheet mix constraints, overall earnings targets and the risk/return relationships between liquidity, interest rate risk, market risk and capital adequacy. The Company maintains an asset/liability management policy approved by the Bank’s Board of Directors. This policy and the analysis process undertaken by management and the Bank Board’s Asset/Liability Management Committee (“ALCO”) provides guidelines for limiting exposure to interest rate risk by placing limits on rate risk assumed via the existing structure of the Company’s balance sheet based on the results produced by the Company’s computer simulation. The Company’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

While the Company’s gap analysis at December 31, 2009 indicates that its balance sheet is generally asset sensitive, the results of computer simulation modeling at that date suggests minimal interest rate exposure under moderately increasing or decreasing interest rate scenarios. Under these scenarios, the Company’s net interest income would be expected to decrease no more than approximately 5%.

The “Interest Rate Sensitivity Analysis” table, presented below, sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts and regular savings accounts have been evaluated and are deemed to be more stable sources that are less price elastic and are placed in the five year bucket. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates are used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Interest Rate Sensitivity Analysis

(dollars in thousands)

	At December 31, 2009
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Interest-earning assets:
Loans, including loans held for sale	$375,559	$26,079	$127,435	$29,659	$558,732
Investment securities	32,854	16,941	20,991	24,349	95,135
Balances due from Federal Reserve Banks	111,595	—	—	—	111,595
Interest-earning bank deposits	33	—	—	—	33

Total interest-earning assets	520,041	43,020	148,426	54,008	765,495

Interest-bearing liabilities
NOW Accounts	—	—	63,667	—	63,667
Savings deposits	—	—	88,454	—	88,454
Money market accounts	42,272	—	—	—	42,272
Time deposits under $100	51,715	93,252	68,148	—	213,115
Time deposits of $100 and greater	57,569	104,458	40,200	—	202,227
Federal funds purchased and securities sold under agreements to repurchase	1,270	—	—	—	1,270
Borrowings	70,000	—	—	—	70,000

Total interest-bearing liabilities	222,826	197,710	260,469	—	681,005

Interest sensitivity gap	$297,215	$(154,690)	$(112,043)	$54,008	$84,490

Cumulative interest sensitivity gap	$297,215	$142,525	$30,482	$84,490	$84,490

Cumulative interest sensitivity gap as a percent of total interest-earning assets	38.83%	18.62%	3.98%	11.04%	11.04%

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	233.38%	133.89%	104.48%	112.41%	112.41%

LENDING ACTIVITIES

General

The Company provides a full range of short to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured through conventional products and government guaranteed lending programs. The Company’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Company seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Company, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Company. The Company supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners as well as by third party professionals experienced in loan review work. The Company has focused its portfolio lending activities on typically higher yielding commercial, construction and consumer loans. The Company also originates one to four family mortgages that are typically sold into the secondary market.

The following tables provide additional information regarding the Company’s loan portfolio as of December 31, 2009, 2008, 2007, 2006 and 2005. The “Loan Summary” table provides an analysis of the composition of the loan portfolio by type of loan. The “Loan Maturity Schedule” presents (i) the aggregate maturities or re-pricings of commercial, industrial and commercial mortgage loans and of real estate constructions loans and (ii) the aggregate amounts of such loans by variable and fixed rates for the same periods presented in the Loan Summary table.

Loan Summary (1)

(dollars in thousands)

	At December 31,
	2009		2008		2007		2006		2005
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Construction and development	$150,163	27.09%	$165,017	28.46%	$159,127	30.78%	$131,928	35.17%	$90,915	38.18%
1-4 family residential	119,539	21.57%	117,835	20.32%	99,692	19.29%	68,427	18.24%	46,348	19.46%
Multifamily	7,410	1.34%	9,018	1.55%	5,768	1.12%	4,478	1.19%	2,343	0.98%
Nonfarm, nonresidential	194,337	35.06%	193,010	33.29%	164,940	31.91%	98,220	26.18%	61,190	25.70%

Total real estate loans	471,449	85.06%	484,880	83.62%	429,527	83.10%	303,053	80.78%	200,796	84.32%
Commercial and industrial loans	76,992	13.89%	88,471	15.26%	80,867	15.64%	64,946	17.31%	33,202	13.95%
Consumer	5,790	1.05%	6,505	1.12%	6,514	1.26%	7,182	1.91%	4,126	1.73%

Total loans held to maturity	$554,231	100.00%	$579,856	100.00%	$516,908	89.14%	$375,181	100.00%	$238,124	100.00%

(1)	Excluding loans held for sale

Loan Maturity Schedule

(dollars in thousands)

	At December 31, 2009
	Due within one year	Due after one year but within five	Due after five years	Total
	Amount	Amount	Amount	Amount
By loan type:
Construction and development	$138,002	$11,306	$855	$150,163
1-4 family residential	79,899	31,131	8,509	119,539
Multifamily	3,456	3,954	—	7,410
Nonfarm, non residential	113,887	63,965	16,485	194,337

Total real estate loans	335,244	110,356	25,849	471,449
Commercial and industrial	58,764	14,731	3,497	76,992
Consumer	2,755	2,723	312	5,790

Total loans	$396,763	$127,810	$29,658	$554,231

By interest rate type:
Fixed rate loans	$38,118	$115,311	$29,658	$183,087
Variable rate loans	358,645	12,499	0	371,144

Total loans	$396,763	$127,810	$29,658	$554,231

Commercial and Industrial Loans

Commercial business lending is another component of the Company’s lending activities. At December 31, 2009, the Company’s commercial and industrial loan portfolio equaled $77.0 million or 13.9% as compared with $88.5 million or 15.3% of total loans at year end 2008. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Company also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Company requires personal guarantees and secondary sources of repayment.

During the last half of 2009, the Company began to focus on increasing the level of commercial and industrial loans in the loan portfolio in an effort to diversify credit risk and decrease our concentration of loans secured primarily by real estate.

Commercial and industrial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans, as most commercial loan yields are tied to the prime rate index. Therefore, yields on most commercial loans adjust with changes in the prime rate.

General Economic Lending and Real Estate Conditions.    Since 2008, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively affected the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions, including 1st Financial. In addition, the values of other real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively affected the credit performance of commercial and consumer credit, resulting in additional write downs. Concerns over the stability of the financial markets and the economy caused a decrease in lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer loan delinquencies, lack of consumer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected most businesses, and financial institutions in particular, and it will continue to adversely affect our business, financial condition, results of operations and stock price for the foreseeable future.

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

COMMITMENTS TO EXTEND CREDIT

In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit that are not included in loans as presented on the Company’s balance sheets. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Company’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 15 to the Company’s financial statements for “Financial Instruments with of Off-Balance-Sheet-Risk.”

ASSET QUALITY

Over the course of the past two years, credit quality has deteriorated as real estate markets have been hit with slowing sales and declining prices. The markets in which Mountain 1st Bank operates have also been affected by such downturns. Although real estate prices in western North Carolina have shown a downward trend, some early signs of potential stabilization have been noted. The longer the current real estate market downturn persists, the more vulnerable sales volume and prices become. A scenario of protracted real estate market problems, especially if they become more severe, could produce portfolio underperformance as compared to the first four and one half years of the Company’s existence.

NONPERFORMING ASSETS

Potential problem loans are defined as loans currently performing that are not included in non-accrual or restructured loans, but are loans that management has concerns as to the borrower’s ability to comply with present repayment terms. These loans could deteriorate to non-accrual, past due or restructured loans status. Therefore, management quantifies the risk associated with problem loans in assessing the adequacy of the allowance for loan losses. At December 31, 2009, the Company had $1.7 million of foreclosed real estate and no repossessed personal property.

Nonperforming Assets

(dollars in thousands)

	At December 31,
	2009	2008	2007	2006	2005
Nonaccrual loans	$32,792	$10,008	$1,342	$611	$—
Loan past due 90 or more days and still accruing interest	—	—	—	—	—
Restructured loans	811	798	—	—	—

Total nonperforming loans	33,603	10,806	1,342	611	—
Repossessed assets	—	1,423	—	5	—
Other real estate owned	1,665	645	—	—	—

Total nonperforming assets	$35,268	$12,874	$1,342	$616	$—

Allowance for loan losses	$28,231	$9,013	$7,571	$5,765	$3,652
Nonperforming loans to period end loans, excluding loans held for sale	6.06%	1.86%	0.26%	0.16%	—%
Allowance for loan losses to period end loans, excluding loans held for sale	5.09%	1.55%	1.46%	1.54%	1.53%
Nonperforming assets as a percentage of:
Loans and other real estate	6.34%	2.22%	0.26%	0.16%	—%
Total assets	4.45%	1.82%	0.22%	0.13%	—%
Ratio of allowance for loan losses to nonperforming loans	84.01%	83.41%	564.16%	943.54%	n/a

Additional interest income of $1.3 million would have been reported during 2009 had loans classified as non-accrual during the period performed in accordance with their original terms.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

Significant growth in the Company’s problem loan portfolio as a result of the continuation of the depressed economy and real estate markets has been the primary reason for increases in the Company’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been experienced primarily in the Company’s acquisition and development loan categories, with the majority of the remaining loan categories remaining relatively consistent. The percentage of each major category of loans as a percentage of total loans outstanding for the past five years is illustrated in the afore-mentioned “Loan Summary” table. During 2009, the Company realized $11.0 million in loan losses, of which $265 thousand was recovered during the year. Charge offs are typically recognized when it is the opinion of management that all or a portion of an outstanding loan becomes uncollectible. Examples of loans which may be deemed uncollectible are credits whose principal and interest payments are past due, and/or when the fair market value of underlying pledged collateral is less than the outstanding loan balance and the borrower is not meeting contractual obligations. Loan repayment may be realized through a contractual agreement, or through liquidation of assets pledged as collateral. The Company’s allowance for loan losses at December 31, 2009 totaled $28.2 million representing 5.09% of total loans outstanding, excluding loans held for sale. At December 31, 2008, this total was $9.0 million or 1.55%.

While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes that it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The following table presents the allocation of the allowance for loan losses at the end of each of the last five years. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

Allocation of the Allowance for Loan Losses

(dollars in thousands)

	At December 31,
	2009		2008		2007		2006		2005
		% of Total Loans (1)		% of Total Loans (1)		% of Total Loans (1)		% of Total Loans (1)		% of Total Loans (1)
	Amount		Amount		Amount		Amount		Amount
Construction loans	$15,454	27.09%	$3,481	28.46%	$2,528	30.78%	$2,042	35.17%	$1,279	38.18%
1-4 family residential	5,010	21.57%	1,942	20.32%	1,191	19.29%	815	18.24%	469	19.47%
Multifamily	27	1.34%	51	1.55%	81	1.12%	76	1.19%	29	0.98%
Nonfarm, nonresidential	3,232	35.06%	1,729	33.29%	2,400	31.91%	1,277	26.18%	835	25.70%

Total real estate loans	23,723	85.06%	7,203	83.62%	6,200	83.10%	4,210	80.78%	2,612	84.33%
Commercial and industrial loans	3,964	13.89%	1,550	15.26%	1,073	15.64%	928	17.31%	610	13.94%
Consumer	183	1.05%	65	1.12%	70	1.26%	80	1.91%	50	1.73%
Unallocated	361	—	195	—	228	—	547	—	380	—

Total loans	$28,231	100.00%	$9,013	100.00%	$7,571	100.00%	$5,765	100.00%	$3,652	100.00%

(1)	Percent of loans in each category to total loans

The following table summarizes information regarding changes in the Company’s allowance for loan losses for the years ended December 31, 2009, 2008, 2007, 2006, and 2005.

Loan Loss and Recovery

(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Total loans outstanding at the end of the period (1)	$554,231	$579,856	$516,908	$375,181	$238,124

Average loans outstanding during the period (1)	$577,923	$567,560	$445,976	$308,049	$178,642

Allowance for loan losses at the beginning of the period	$9,013	$7,571	$5,765	$3,652	$1,840
Provision for loan losses	29,940	6,520	3,390	2,396	1,812
Loans charged off	10,987	5,107	1,597	288	—
Recoveries on loans previously charged off	265	29	13	5	—

Allowance for loan losses at the end of the period	$28,231	$9,013	$7,571	$5,765	$3,652

Ratios:
Net charge-offs as a percent of average loans	1.86%	0.89%	0.36%	0.09%	—%
Allowance for loan losses as a percent of period end loans (1)	5.09%	1.55%	1.46%	1.54%	1.53%

(1)	Excluding loans held for sale

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities consists primarily of debt instruments of U.S. government agencies or of government sponsored enterprises, and mortgage-backed securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale (AFS) and carried at fair value, with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. Securities for which the Bank has the ability and intent to hold the securities to maturity are classified as held to maturity securities (HTM). HTM securities are carried at amortized cost. It is the Bank’s policy to classify most investment securities as available for sale. The following table summarizes investment securities by type at December 31, 2009, 2008 and 2007.

Investment Securities Composition

(dollars in thousands)

	At December 31,
	2009	2008	2007
Available for sale
U.S. Government Agencies	$26,596	$15,426	$14,284
Government-sponsored enterprises	502	2,000	11,046
Mortgage backed securities	67,232	69,375	35,785

Total investment securities	$94,330	$86,801	$61,115

	At December 31,
	2009	2008	2007
Held to Maturity
State and political subdivisions	$805	$824	$—

The following table summarizes the amortized costs, fair values and weighted average yields of securities at December 31, 2009, by contractual maturity groups.

Investment Securities

(dollars in thousands)

	At December 31, 2009
	Amortized Cost	Fair Value	Yield (1)
Available for sale
U. S. Government agencies:
Due within one year	$—	$—	—%
Due after one but within five years	1,120	1,112	1.44%
Due after five but within ten years	9,903	9,817	1.89%
Due after ten years	15,879	15,667	3.12%

	26,902	26,596	2.60%

Government-sponsored enterprises:
Due within one year	500	502	1.75%
Due after one but within five years	—	—	—%
Due after five but within ten years	—	—	—%
Due after ten years	—	—	—%

	500	502	1.75%

Mortgage backed securities:
Due within one year	—	—	—%
Due after one but within five years	—	—	—%
Due after five but within ten years	—	—	—%
Due after ten years	66,993	67,232	2.55%

	66,993	67,232	2.55%

Total securities available for sale
Due within one year	$500	$502	1.75%
Due after one but within five years	1,120	1,112	1.44%
Due after five but within ten years	9,903	9,817	1.89%
Due after ten years	82,872	82,899	2.65%

Total investment securities	$94,395	$94,330	2.55%

(1)	Yields are calculated based on amortized cost

	At December 31, 2009
	Amortized Cost	Fair Value	Yield (1)
Held to Maturity
State and political subdivisions
Due within one year	$50	$50	2.16%
Due after one but within five years	355	366	3.04%
Due after five but within ten years	400	418	3.94%

	$805	$834	3.43%

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2009, there were no securities of any issuer (other than governmental agencies or government sponsored enterprises) that exceeded 10% of the Company’s stockholders’ equity.

SOURCES OF FUNDS

Deposit Activities

The Bank provides a range of deposit services, including noninterest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts, IRAs and certificates of deposit. These accounts generally earn interest at rates established by management based on asset/liability planning, earnings budgets, competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Management believes that one of the primary keys to the long-term success of the Company is the acquisition of demand deposit accounts and other transaction accounts. Accordingly, we strive to establish relationships with customers which will facilitate and attract core deposits. While certificates of deposit are certainly a significant component in the funding of the Company, management endeavors to utilize these instruments as an entrée into a full relationship with each customer resulting in a complete banking relationship inclusive of the customer’s transaction accounts.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the years ended December 31, 2009, 2008 and 2007.

Deposit Mix

(dollars in thousands)

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Average Amount	% to Total Deposits	Average Rate	Average Amount	% to Total Deposits	Average Rate	Average Amount	% to Total Deposits	Average Rate
Interest-bearing deposits:
NOW Accounts	$58,363	9.58%	0.37%	$56,257	10.21%	0.99%	$51,401	10.66%	1.70%
Money Market	45,390	7.45%	1.66%	31,649	5.74%	2.63%	16,715	3.47%	2.99%
Savings	84,919	13.94%	1.33%	68,173	12.37%	2.47%	50,662	10.51%	2.93%
Time deposits under $100	170,893	28.06%	2.81%	172,900	31.38%	3.87%	158,257	32.82%	5.28%
Time deposits of $100 or greater	186,352	30.60%	2.12%	164,137	29.79%	4.09%	152,903	31.71%	5.19%

Total interest-bearing deposits	545,917	89.63%	1.78%	493,116	89.49%	3.34%	429,938	89.17%	4.45%
Noninterest-bearing deposits	63,174	10.37%	—%	57,885	10.51%	—%	52,220	10.83%	—%

Total deposits	$609,091	100.00%	1.78%	$551,001	100.00%	3.34%	$482,158	100.00%	4.45%

The following table presents information regarding maturities of certificates of deposit with balances of $100,000 or more at December 31, 2009.

Maturities of Time Deposits of $100,000 or More

(dollars in thousands)

	At December 31, 2009
	Amount	Average Rate
Maturing in:
Three months or less	$57,417	1.92%
Over three months to six months	38,035	1.86%
Over six months to twelve months	66,424	1.90%
Over twelve months	40,351	2.42%

Total	$202,227	2.00%

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Company’s Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

Except as discussed in this Management’s Discussion and Analysis, management is not aware of trends, events or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses.    We consider our accounting policies related to the allowance for loan losses to be critical as these policies involve considerable subjective judgment and estimation by management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents management’s best estimate of potential losses that may occur within the existing portfolio of loans, and is necessary to reserve for these estimated loan losses in the loan portfolio. Our allowance for loan losses methodology is based on historical loss experience by type of loans, specific homogeneous risk pools, and specific loss allocations. Our process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, potential problem loans, criticized loans, and net loans charged-off or recovered, among other factors.

Off-Balance Sheet Arrangements.    Except as discussed in Note 15 with regard to committed, unfunded lines of credit, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

1ST FINANCIAL SERVICES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009 and 2008

1ST FINANCIAL SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of 1st Financial Services Corporation and Subsidiaries

Hendersonville, North Carolina

We have audited the accompanying consolidated statements of financial condition of 1st Financial Services Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Financial Services Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

CERTIFIED PUBLIC ACCOUNTANTS

Bluefield, WV

March 29, 2010

1ST FINANCIAL SERVICES CORPORATION

Consolidated Balance Sheets

December 31, 2009 and December 31, 2008

(dollars in thousands)

	2009	2008
Assets
Cash and noninterest bearing bank deposits	$10,202	$10,244
Interest bearing deposits with banks	33	37
Due from Federal Reserve banks	111,595	—

Total cash and cash equivalents	121,830	10,281
Investment securities available for sale	94,330	86,801
Investment securities held to maturity	805	824
Restricted equity securities	5,987	5,140
Loans held for sale	4,501	4,177
Loans, net of allowance for loan losses of $28,231 at December 31, 2009 and $9,013 at December 31, 2008	526,000	570,843
Bank owned life insurance	12,055	11,518
Property and equipment, net	6,027	7,140
Accrued interest receivable	2,524	3,138
Investment in real estate partnership	6,667	—
Real estate acquired in settlement of loans	1,667	645
Other assets	10,618	6,629

Total assets	$793,011	$707,136

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$63,547	$57,950
NOW accounts	63,667	56,000
Savings deposits	88,454	76,899
Money market accounts	42,272	35,798
Time deposits under $100	213,115	187,843
Time deposits of $100 and greater	202,227	176,524

Total deposits	673,282	591,014
Federal funds purchased and securities sold under agreements to repurchase	1,270	1,372
Borrowings	70,000	48,000
Accrued interest payable	2,257	3,313
Other liabilities	2,440	867

Total liabilities	749,249	644,566

Stockholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; 16,369 shares issued and outstanding at December 31, 2009 and December 31, 2008	15,583	15,380
Common stock, $5.00 par value; 20,000,000 shares authorized; 5,010,117 and 4,997,027 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	25,050	24,985
Common stock warrant	1,016	1,016
Additional paid-in capital	17,804	17,778
Retained earnings (deficit)	(15,648)	3,933
Accumulated other comprehensive (loss)	(43)	(522)

Total stockholders’ equity	43,762	62,570

Total liabilities and stockholders’ equity	$793,011	$707,136

See accompanying notes to consolidated financial statements

1ST FINANCIAL SERVICES CORPORATION

Consolidated Statements of Operations

For the Years Ended December 31, 2009 and 2008

(dollars in thousands except per share data)

	2009	2008
Interest income
Loans and fees on loans	$31,076	$35,635
Investment securities	2,547	2,897
Interest on Federal Reserve balances	78	—
Interest-bearing bank balances	—	1
Federal funds sold	9	17

Total interest income	33,710	38,550

Interest expense
Deposits	10,852	16,479
Federal funds purchased and securities sold under agreements to repurchase	14	255
Other borrowings	309	1,171

Total interest expense	11,175	17,905

Net interest income	22,535	20,645
Provision for loan losses	29,940	6,520

Net interest income (loss) after provision for loan losses	(7,405)	14,125

Noninterest income
Service charges on deposit accounts	1,468	1,511
Mortgage origination income	1,720	1,714
Other service charges and fees	1,067	875
Increase in cash surrender value of life insurance	537	518
Net realized gain on sale of investment securities	1,042	146
Other income	297	60

Total noninterest income	6,131	4,824

Noninterest expense
Salaries and employee benefits	9,713	8,915
Occupancy	1,551	1,482
Equipment	1,361	1,207
Advertising	620	926
Data processing and telecommunication	1,594	2,279
Deposit insurance premiums	1,653	395
Professional fees	1,171	857
Printing and supplies expense	288	320
Writedowns and loss on sale of other real estate owned	1,457	—
Loss on sale of repossessions acquired in settlement of loans	427	11
Loss on restricted equity security	424	—
Other general and administrative	2,405	2,120

Total noninterest expense	22,664	18,512

Income (loss) before income taxes	(23,938)	437
Income tax expense (benefit)	(5,381)	98

Net income (loss)	(18,557)	339
Accretion of preferred stock to redemption value	203	27
Dividends on preferred stock	821	105

Net income (loss) available to common stockholders	$(19,581)	$207

Basic income (loss) per share	$(3.91)	$0.04

Diluted income (loss) per share	$(3.91)	$0.04

Basic weighted average shares outstanding	5,003,184	4,997,027

Diluted weighted average shares outstanding	5,003,184	5,211,060

See accompanying notes to consolidated financial statements

1ST FINANCIAL SERVICES CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income(Loss)

For the Years Ended December 31, 2009 and 2008

(dollars in thousands except share data)

					Warrant	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	4,997,027	$24,985	—	$—	$—	$17,734	$3,621	$(128)	$46,212
Stock compensation expense	—	—	—	—	—	44	—	—	44
Issuance of preferred stock	—	—	16,369	15,353	—	—	—	—	15,353
Issuance of common stock warrants	—	—	—	—	1,016	—	—	—	1,016
Accretion of Preferred Stock to redemption value	—	—	—	27	—	—	(27)	—	—
Comprehensive loss									—
Net income	—	—	—	—	—	—	339	—	339
Net unrealized loss on investment securities available for sale, net of income taxes of $(151)	—	—	—	—	—	—	—	(291)	(291)
Reclassification adjustment for gains included in net income, net of income taxes of $(52)	—	—	—	—	—	—	—	(103)	(103)

Total comprehensive loss	—	—	—	—	—	—	—	—	(55)

Balance, December 31, 2008	4,997,027	24,985	16,369	15,380	1,016	17,778	3,933	(522)	62,570

Issuance of common stock	13,090	65	—	—	—	(10)	—	—	55
Stock compensation expense	—	—	—	—	—	36	—	—	36
Preferred dividend	—	—	—	—	—	—	(821)	—	(821)
Accretion of Preferred Stock to redemption value	—	—	—	203	—	—	(203)	—	—
Comprehensive loss
Net loss	—	—	—	—	—	—	(18,557)	—	(18,557)
Net unrealized gain on investment securities available for sale, net of income taxes of $139	—	—	—	—	—	—	—	268	268
Reclassification adjustment for gains included in net income, net of income taxes of $107	—	—	—	—	—	—	—	211	211

Total comprehensive loss	—	—	—	—	—	—	—	—	(18,078)

Balance, December 31, 2009	5,010,117	$25,050	16,369	$15,583	$1,016	$17,804	$(15,648)	$(43)	$43,762

See accompanying notes to consolidated financial statements

1ST FINANCIAL SERVICES CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008

(dollars in thousands)

	2009	2008
Cash flows from operating activities
Net income (loss)	$(18,557)	$339
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	1,456	1,299
Provision for loan losses	29,940	6,520
Deferred income taxes	(4,083)	569
Amortization of premium on securities, net of discount accretion	883	345
Origination of available for sale loans	(112,328)	(97,072)
Sales of available for sale loans	112,004	97,930
Net realized gains on sales of investment securities	(1,042)	(146)
Net realized loss on sale of repossessions acquired in settlement of loans	427	—
Net realized loss on sale of real estate acquired in settlement of loans	1,041	—
Stock compensation expense	36	44
Loss on restricted equity securities	424	—
Increase in cash surrender value of bank owned life insurance	(537)	(518)
Changes in assets and liabilities:
Accrued interest receivable	614	396
Other assets	3,281	(2,381)
Accrued interest payable	(1,056)	(1,896)
Other liabilities	1,573	(640)

Net cash provided by operating activities	14,076	4,789

Cash flows from investing activities
Purchases of investment securities available for sale	(120,309)	(74,300)
Sales of investment securities available for sale	95,786	21,214
Purchases of held to maturity investment securities	—	(824)
Maturities and calls of investment securities	17,407	26,601
Purchases of restricted equity securities	(3,431)	(5,159)
Sales of restricted equity securities	2,160	2,520
Net (increase) decrease in loans	2,803	(70,147)
Purchase of bank owned life insurance	—	(5,000)
Purchases of property and equipment	(343)	(1,884)

Net cash used in investing activities	(5,927)	(106,979)

Cash flows from financing activities
Proceeds from the issuance of common stock	55	—
Proceeds from the issuance of preferred stock	—	15,353
Proceeds from the issuance of warrants	—	1,016
Net increase in deposits	82,268	61,909
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(102)	(8,086)
Net increase in borrowings	22,000	33,000
Dividends paid on common stock	—	—
Dividends paid on preferred stock	(821)	—

Net cash provided by financing activities	103,400	103,192

Net increase in cash and cash equivalents	111,549	1,002
Cash and cash equivalents, beginning	10,281	9,279

Cash and cash equivalents, ending	$121,830	$10,281

Supplemental disclosure of cash flow information
Transfer of loans to real estate and repossessions acquired in settlement of loans	$5,670	$2,121

Transfer of loans to investment in real estate partnership	$6,667	$—

Interest paid	$12,231	$19,801

Taxes paid	$505	$1,816

See accompanying notes to consolidated financial statements

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

1st Financial Services Corporation (“1st Financial” or the “Company”), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is the parent company for Mountain 1st Bank & Trust Company (the “Bank”). The Company has no other assets or liabilities other than its investment in the Bank. The Company’s business activity primarily consists of directing the activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

The Bank is a federally insured non-member commercial bank, incorporated under the laws of North Carolina on April 30, 2004. The Bank commenced operations on May 14, 2004. The Bank provides financial services through its branch network located in western North Carolina and operates under the banking laws of North Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation. The Bank competes with other financial institutions and numerous other non-financial services commercial entities offering financial services products. The Bank is further subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Bank’s customers are principally located in western North Carolina.

The accounting and reporting policies of the Company and the Bank follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

Business Segments

The Company reports its activities as a single business segment. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to resource allocation and performance assessment.

Principles of Consolidation

The consolidated financial statements include the accounts of 1st Financial and the Bank its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. Actual results could differ significantly from those estimates.

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

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Investment Securities

Management determines the appropriate classification of investment securities at the time of purchase. Securities are classified as held to maturity (HTM) when the Company has both the positive intent and ability to hold the securities to maturity. HTM securities are stated at amortized cost. Securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Securities not classified as HTM or trading are classified as available for sale (AFS). AFS securities are stated at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of stockholders’ equity.

The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

A decline in the market value of any AFS or HTM security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

At December 31, 2009 and 2008, the Company had no trading assets. At those dates, all of the Company’s investment securities were classified as AFS or HTM.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. The cost of securities sold is based on the specific identification method. Gains and losses are recorded on the trade date.

Other Investments

The Bank accounts for its investments in a real estate partnership and restricted equity securities using either the cost or the equity method of accounting. The accounting treatment depends upon the Bank’s percentage ownership and degree of management influence.

Under the cost method of accounting, the Bank records an investment in stock at cost and generally recognizes cash dividends received as income. If cash dividends received exceed the investee’s earnings since the investment date, these payments are considered a return of investment and reduce the cost of the investment.

Under the equity method of accounting, the Bank records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect the Bank’s share of income or loss of the investee. The Bank’s recognition of earnings or losses from an equity method investment is based on the Bank’s ownership percentage in the investment and the investee’s earnings.

Bank Owned Life Insurance

In December 2007, the Bank purchased $6.0 million in life insurance policies on certain key employees and in January 2008 purchased an additional $5.0 million. These policies are recorded on the Company’s balance sheet at their cash surrender value, or the amount that can be realized, and any income from these policies and changes in the net cash surrender values are recorded in Other Noninterest Income on the Company’s Statement of Operations.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Loans Held for Sale

The Company originates single family, residential first mortgage loans on a pre-sold, flow basis. Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors. At closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Company recognizes certain origination and service release fees upon the sale which are classified as mortgage origination income on the statements of operations.

Loans

Loans are generally stated at their outstanding unpaid principal balances net of an allowance for loan losses and deferred fees and costs. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual life of the related loans using the level-yield method.

Interest on loans is recorded based on the principal amount outstanding. The Company ceases accruing interest on loans (including impaired loans) when, in management’s judgment, the collection of interest appears doubtful or the loan is past due 90 days or more. Payments received on non-accrual loans generally are applied to principal first, and then to interest after all principal payments have been satisfied. Management may return a loan classified as nonaccrual to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan and lease losses (ALLL) is established through provisions for losses charged against income. Loan amounts deemed to be uncollectible are charged against the ALLL, and subsequent recoveries, if any, are credited to the allowance. The ALLL represents management’s estimate of the amount necessary to absorb estimated probable losses in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on individual loan reviews, past loan loss experience, economic conditions in the Company’s market areas, the fair value and adequacy of underlying collateral, and the growth and loss attributes of the loan portfolio. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Thus, future additions to the ALLL may be necessary based on the impact of changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to recognize adjustments to the ALLL based on their judgments about information available to them at the time of their examination.

A loan is considered impaired when full payment according to the terms of the loan agreement is not probable or when the terms of a loan are modified. The ALLL related to loans that are deemed impaired is based on discounted cash flows using the loan’s initial effective interest rate, the loan’s observable market price, or the fair value of the collateral for collateral dependent loans. At December 31, 2009, the Company had impaired loans of $81.1 million which included $32.8 million in non-accrual loans and restructured loans which totaled $811 thousand. At December 31, 2008, impaired loans were comprised of $10.0 million in non-accrual loans and one restructured loan which totaled $798 thousand.

Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans (OREO) consists of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

recorded value may be subsequently reduced by additional write-downs which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Costs related to the improvement of the property are capitalized, whereas those related to holding the property are expensed. Such properties are held for sale and, accordingly, no depreciation or amortization expense is recognized. As of December 31, 2009, the Company held approximately $1.7 million of OREO compared to $645 thousand at December 31, 2008.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Useful lives for buildings are 40 years and range from 3 to 12 years for leasehold improvements, 5 to 15 years for furniture and fixtures and 3 to 5 years for computer and telecommunications equipment.

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

Net Income (Loss) Per Share

Basic income (loss) per share represents the net income or loss available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the year ended December 31, 2009, basic weighted average shares and diluted weighted average shares outstanding totaled 5,003,184 which resulted in basic earnings (loss) per share and diluted earnings (loss) per share of $(3.91). No stock options or warrants were included in the computation as their effect would have been anti-dilutive. For the year ended December 31, 2008, basic weighted average shares outstanding totaled 4,997,027 and basic earnings per share amounted to $0.04 per share. Diluted weighted average shares totaled 5,211,060 which accounted for no dilution per share and resulted in fully diluted EPS of $0.04 for the year ended December 31, 2008.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on investment securities available for sale, net of taxes. Comprehensive income (loss) is presented in the statements of stockholders’ equity and comprehensive income (loss).

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Stock Compensation

The Company recognizes compensation costs related to share-based payment transactions over the period that an employee provides service in exchange for the award. The fair value at the date of grant of the stock option is estimated using the Black-Scholes option-pricing model based on assumptions noted in a table below. The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience. Compensation expense is recognized on a straight-line basis over the stock option vesting period. Stock compensation expense was $47 thousand for the year ended December 31, 2009 compared to $44 thousand for the year ended December 31, 2008.

The Company’s stock option plans, which are stockholder-approved, provide for stock options to be granted primarily to directors, officers and other key associates. Options granted under the 2004 Directors’ Stock Option Plan (the “Directors Plan”) are non-qualified stock options, while options granted under the 2004 Employee Stock Option Plan (the “Employee Plan”) may be either incentive stock options or non-qualified stock options. In 2008, the Company’s stockholders approved the 2008 Omnibus Equity Plan (the “Omnibus Plan”), pursuant to which incentive stock options, non-qualified stock options, performance shares, stock appreciation rights and restricted stock may be granted to officers and employees of the Company and the Bank, and non-qualified stock options and restricted stock awards may be granted to directors of the Company and the Bank.

Stock option awards are granted with an exercise price equal to, or higher than, the market price of the Company’s shares at the date of grant. Options vest ratably over a pre-determined period, generally five years, and expire after ten years from the date of grant, except that awards provide for accelerated vesting if there is a change in control, as defined in the stock option plan. At December 31, 2009, no shares were available to be granted under the Directors Plan, 99,033 shares remained available for award under the Employee Plan, and 240,000 shares remained available for award under the Omnibus Plan. Of the 867,255 options outstanding at December 31, 2009, 839,255 or 96.8% were fully vested.

Management believes that the over-the-counter (“OTC”) quoted market prices of the Company’s stock do not reflect an accurate value of the stock since the stock is not traded in large volumes and the OTC bid and ask quotes are for very small share lots. The Plans themselves contemplate that there is no efficient market unless the stock is listed on an exchange. The Plans assign the responsibility to value the stock at each grant date to the Board of Directors, until such time the Company’s stock trades on a stock exchange.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions through our filing date for potential recognitions or disclosure in the Consolidated Financial Statements.

Derivative Instruments and Hedging Activities

Generally accepted accounting principles require an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. The Company does not currently engage in any activities that qualify for hedge accounting. Accordingly, changes in fair value of these derivative instruments are included in gain on sales of loans held for sale in the consolidated statements of operations.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative. The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the guidance to have any impact on the Company’s financial statements. The ASC was amended in December, 2009, to include this guidance.

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were previously available. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the guidance to have any impact on the Company’s financial position. An update was issued in December 2009, to include this guidance in the ASC.

In October 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

In January, 2010, guidance was issued to alleviate diversity in the accounting for distributions to stockholders that allow the stockholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

stockholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 — Restrictions on Cash

The Company is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Company or on deposit with the Federal Reserve Bank of Richmond (FRB). All required reserves at December 31, 2009 and 2008 were met by the Company’s vault cash.

Note 3 — Investment Securities

The following is a summary of investment securities at December 31, 2009 and 2008 (dollars in thousands):

Available for Sale

	At December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
U.S. Government agencies	$26,902	$1	$307	$26,596
Government sponsored enterprises	500	2	—	502
Mortgage backed securities	66,993	480	241	67,232

Total securities available for sale	$94,395	$483	$548	$94,330

	At December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
U.S. Government agencies	$15,829	$—	$403	$15,426
Government sponsored enterprises	2,000	—	—	2,000
Mortgage backed securities	69,762	224	611	69,375

Total securities available for sale	$87,591	$224	$1,014	$86,801

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Held to Maturity

	December 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal securities	$805	$834	$824	$831

The following tables show the gross unrealized losses and fair values on available for sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008, respectively. All unrealized losses on investment securities are considered by management to be temporary in nature. Given the credit ratings on these investment securities, the short duration of the individual securities, and the Company’s ability and intent to hold these securities to maturity, these securities are not considered to be other than temporarily impaired. (dollars in thousands):

	At December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U. S. Government Agencies	$13,899	$88	$11,435	$219	$25,334	$307
Mortgage backed securities	25,180	235	609	6	25,789	241

Total temporarily impaired securities	$39,079	$323	$12,044	$225	$51,123	$548

	At December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U. S. Government Agencies	$8,278	$235	$7,551	$168	$15,829	$403
Mortgage backed securities	44,086	611	—	—	44,086	611

Total temporarily impaired securities	$52,364	$846	$7,551	$168	$59,915	$1,014

A total of 19 individual securities were in a continuous loss position for 12 months or more at December 31, 2009. The Company has the ability and intent to hold these securities until such time as the value recovers or the security matures. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

The aggregate amortized cost and fair value of investment securities available for sale at December 31, 2009, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations (dollars in thousands):

	At December 31, 2009
	Amortized cost	Fair value
U.S. Government agencies
Due after 1 year through 5 years	$1,120	$1,112
Due after 5 years through 10 years	9,903	9,817
Due after 10 years	15,879	15,667
Government-sponsored enterprises
Due within 1 year	500	502
Due after 1 year through 5 years	—	—
Due after 10 years	—	—
Mortgage-backed securities	66,993	67,232

Total	$94,395	$94,330

Proceeds from sales of investment securities available for sale were $95.8 million and $21.2 million for the years ended December 31, 2009 and 2008, respectively. Gross realized gains from the sales of investment securities available for sale for the years ended December 31, 2009 and 2008 were $1,142,000 and $146,000, respectively. While gross realized losses for the year ended December 31, 2009 were $100,000 there were no realized losses for the year ended December 31, 2008.

Investment securities with amortized cost of $9.0 million and fair value of $8.9 million were pledged as collateral for securities sold under agreements to repurchase and other banking purposes at December 31, 2009.

Note 4 — Loans

Following is a summary of loans, excluding loans held for sale, at December 31, 2009 and 2008 (dollars in thousands):

	At December 31,
	2009	2008
Real estate:
Construction and development	$150,163	$165,017
1-4 family residential	119,539	117,835
Multifamily	7,410	9,018
Nonfarm, nonresidential	194,337	193,010

Total real estate loans	471,449	484,880
Commercial and industrial loans	76,992	88,471
Consumer	5,790	6,505

	554,231	579,856
Allowance for loan losses	(28,231)	(9,013)

Total loans	$526,000	$570,843

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

At December 31, 2009, the Company had $32.8 million in non-accruing loans compared to $10.0 million at December 31, 2008. The foregone interest associated with these loans totaled $1.1 million at December 31, 2009, compared to $233 thousand at December 31, 2008.

The following is a summary of information pertaining to impaired and nonaccrual loans (dollars in thousands):

	At December 31,
	2009	2008
Impaired loans without a valuation allowance	$—	$4,690
Impaired loans with a valuation allowance	81,056	6,116

Total impaired loans	$81,056	$10,806

Valuation allowance related to impaired loans	$23,046	$1,557
Total nonaccrual loans	$32,792	$10,008
Total loans past-due ninety days or more and still accruing	$—	$—

	At December 31,
	2009	2008
Average investment in impaired loans	$26,158	$7,556

Interest income recognized on impaired loans	$318	$8

Interest income recognized on a cash basis on impaired loans	$318	$8

Note 5 — Restricted Equity Securities

The Bank, as a member institution is required to own stock in the Federal Home Loan Bank of Atlanta (FHLB). No ready market exists for this stock and it has no quoted market value, however, redemption of these stocks has historically been at par. At December 31, 2009, the Bank owned $4,422,900 in FHLB stock compared to $3,251,700 at December 31, 2008. Also included in restricted equity securities is an investment in Capital South Partners, LLC (a Small Business Investment Corporation) which totaled $962,500 at December 31, 2009, compared to $862,500 at December 31, 2008, and a $500,000 and $102,000 investment in the Senior Housing Investment Fund and Pacific Coast Bankers Bank stock, respectively. At December 31, 2008, the Company owned $423,528 in stock in its then upstream correspondent bank, Silverton Bank (formerly the Bankers Bank of Atlanta, Georgia.)

Note 6 — Investment in Real Estate Partnership

During the third quarter of 2009, the Bank entered into a real estate partnership with a third party. The Bank contributed two non-performing loans with an aggregate principal amount outstanding of approximately $6.6 million to the partnership, while the other partners contributed cash sufficient to carry the property operating costs for an extended period of time, and professional real estate development experience. The substance of the partnership is that it is designed to hold the real estate until such time as the market values return to normalized levels at which point it is anticipated that the property will be marketed by seasoned real estate developers with the proceeds of the sale being distributed based on contractual formulas to members of the LLC.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Note 7 — Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows (dollars in thousands):

	For the Year Ended December 31,
	2009	2008
Balance, beginning	$9,013	$7,571
Provision for loan losses charged to expense	29,940	6,520
Loan charge-offs	(10,987)	(5,107)
Loan recoveries	265	29

Balance, ending	$28,231	$9,013

Note 8 — Property and Equipment

The components of property and equipment and accumulated depreciation are as follows (amounts in thousands):

	At December 31,
	2009	2008
Premises:
Land	$275	$275
Buildings	597	597
Leasehold improvements	3,361	3,197
Furniture and fixtures	4,098	3,957
Computer and telecom equipment and software	2,525	2,488
Other	26	26

Property and equipment, total	10,882	10,540
Less accumulated depreciation	(4,855)	(3,400)

Property and equipment	$6,027	$7,140

Depreciation amounted to $1.5 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively.

Note 9 — Time Deposits

Time deposits totaled $415.3 million at December 31, 2009, compared to $364.4 million at December 31, 2008. Of that total, time deposits in denominations of $100,000 or more were $202.2 million and $176.5 million at December 31, 2009 and 2008, respectively. Interest expense on such deposits aggregated approximately $3.9 million and $6.7 million for the years ended December 31, 2009 and 2008. Time deposits maturing subsequent to December 31, 2009 are as follows (dollars in thousands):

Maturing in	Amount
2010	$306,994
2011	105,575
2012	1,707
2013	606
2014	460

$415,342

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Note 10 — Borrowings

At December 31, 2009, the Company’s borrowings consisted of $70.0 million in borrowings from the Federal Home Loan Bank (FHLB) and securities sold under agreements to repurchase of $1.3 million. At December 31, 2008, the Company’s borrowings consisted of $48.0 million in overnight borrowings from the FHLB, federal funds purchased of $237 thousand and securities sold under agreements to repurchase of $1.1 million. Additional information on borrowings as of December 31, 2009 and 2008 is summarized below (dollars in thousands):

	2009	2008
Outstanding balance at December 31	$71,270	$49,372

Year-end weighted average rate	1.01%	0.48%

Daily average outstanding during the period	$64,523	$57,836

Average rate for the period	0.50%	2.47%

Maximum outstanding at any month-end during the period	$112,029	$83,694

At December 31, 2009, the Company’s borrowings consisted primarily of $70.0 million in borrowings from the Federal Home Loan Bank. These borrowings have maturity dates of two to three years at an average interest rate of 1.01%. The Company’s borrowings also included securities sold under agreements to repurchase of $1.3 million at a rate of 0.75%. A portion of the Company’s borrowings are collateralized by investment securities as described in Note 3.

As of December 31, 2009, the Company had lines of credit to purchase federal funds from unrelated banks totaling $34.0 million. These lines of credit are unsecured and are available on a one to fourteen day basis for general corporate purposes. As of December 31, 2009, the Company had no outstanding balances on these lines. The Company also has access to a line of credit to borrow funds from a correspondent bank on a secured basis. This $6.0 million line is available on a one day basis and would be secured by investment securities. Both the secured and unsecured lines of credit are at the lender’s discretion and may be canceled at any time.

Note 11 — Leases

As of December 31, 2009, the Company leases office space under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (dollars in thousands):

Year Ending December 31,	Amount
2010	$779
2011	667
2012	616
2013	616
2014	558
Thereafter	705

$3,941

The leases contain options for renewals after the expiration of the current lease terms. The cost of such renewals is not included above. Total rent expense for the years ended December 31, 2009 and 2008 was $775 thousand and $739 thousand, respectively.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Note 12 — Income Taxes

The following tables present the Company’s current and deferred income tax provision (benefit) at the end of 2009 and 2008 (dollars in thousands):

The components of income tax expense (benefit) are as follows (dollars in thousands):

	Current	Deferred	Total
Year ended December 31, 2009:
Federal	$(1,070)	$(3,352)	$(4,422)
State	(228)	(731)	(959)

	$(1,298)	$(4,083)	$(5,381)

Year ended December 31, 2008:
Federal	$574	$(502)	$72
State	93	(67)	26

	$667	$(569)	$98

Reconciliation between the income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows (dollars in thousands):

	For the Years Ended
	2009	2008
Tax at statutory federal rate	$(8,139)	$148
State income tax (benefit), net of federal expense before valuation allowance	(1,093)	17
Nondeductible employee stock compensation	12	15
Deferred tax asset valuation allowance change, net	4,023	—
Other	(1)	94
Cash surrender value of life insurance	(183)	(176)

Income tax expense (benefit)	$(5,381)	$98

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

The significant components of deferred tax assets and liabilities are summarized as follows (dollars in thousands):

	At December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$10,723	$3,192
Pre-opening expenses	13	34
Nonqualified stock compensation	575	575
Unrealized losses on securities available for sale	22	269
Other	280	175
OREO	142	—
Capital Loss Carryforward	140	—
Deferred loan costs, net	127	25

Deferred tax asset, gross	12,022	4,270
Valuation Allowance	(4,023)	—

Deferred tax asset, net of valuation allowance	7,999	4,270
Deferred tax liabilities:
Depreciation	711	819
Deferred loan costs, net	—	—

Deferred tax liabilities, gross	711	819

Deferred tax asset, net	$7,288	$3,451

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2008, management determined that it was more likely than not that all assets would be realized and no valuation allowance was appropriate. However, at December 31, 2009, in consideration of uncertainties regarding the timing of improvements in current economic conditions, management provided allowances of $4.0 million to reflect its estimate of net realizable value at that date.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and has concluded it has no liability related to uncertain tax positions.

Note 13 — 401(k) / Profit Sharing Plan

The Company has a 401(k) / Profit Sharing Plan which is available to all full-time employees and part-time employees working more than 1000 hours per year. The 401(k) plan provides that employee contributions are matched in an amount equal to 100% of employee contributions which do not exceed 3% of compensation and 50% of employee contributions over 3% and up to 5% of compensation. Both employee contributions and the initial 3% Company matching contribution under the 401(k) Plan are 100% vested at all times. The additional 2% match under the 401(k) Plan, as well as any discretionary Company contributions under the Profit Sharing Plan, are fully vested after three years. Matching contributions under the 401(k) Plan / Profit Sharing Plan totaled approximately $216 thousand and $241 thousand for 2009 and 2008, respectively. There were no discretionary contributions made in 2009 or 2008.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Note 14 — Stock Options

Stock Option Plans

The Employee Stock Option Plan and the Director Stock Option Plan provide up to 497,110 shares (adjusted for all stock splits) of the Company’s common stock may be issued under each of these plans for a combined total of 994,220 shares. Options granted under the Employee Stock Option Plan and the Director Stock Option Plan may be vested immediately and expire no more than 10 years from date of grant. The exercise price for any options granted under these plans is set by the Board of Directors at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split). No options were granted under the Director Stock Option Plan in 2009 or 2008. During 2009, 15,000 options were granted under the Employee Stock Option Plan at a market price of $5.52 with the following assumptions: expected volatility of 32.95%; dividend yield of 0%: risk-free interest rate of 2.70%; and expected life of 10 years. During 2008, 10,000 options were granted under the Employee Stock Option Plan at a market price of $9.90 with the following assumptions: expected volatility of 51.73%; dividend yield of 0%; risk-free interest rate of 4.07%; and expected life of 6.50 years. Forfeited options totaled 36,327 and 50,195 for the years ended December 31, 2009 and 2008, respectively. The total number of options outstanding at December 31, 2009 under each Plan was 497,110 in the Director Stock Option Plan and 370,145 in the Employee Stock Option Plan.

In 2008, the Company’s stockholders approved the Omnibus Plan, pursuant to which incentive stock options, non-qualified stock options, performance shares, stock appreciation rights and restricted stock may be granted to officers and employees of the Company and the Bank, and non-qualified stock options and restricted stock awards may be granted to directors of the Company and the Bank. An additional 250,000 shares of the Company’s common stock was reserved and made available for awards under the Omnibus Plan. To date, the only restricted stock awards granted under this plan were 10,000 shares which were granted in 2009 at the market price of $5.52 per share. The shares vest ratably over a period of five years.

A summary of the activity in the above stock option Plans and related information for the years ended December 31, 2009 and 2008 is as follows:

	Shares Available for Grants	Outstanding Options		Exercisable Options
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2007	37,511	928,777	8.86	908,777	8.86

2008 Omnibus Plan	250,000	—	—	—	—
Options granted	(10,000)	10,000	9.90	—	—
Options vested	—	—	—	2,500	24.00
Options exercised	—	—	—	—	—
Options forfeited	50,195	(50,195)	14.08	(40,195)	10.86

At December 31, 2008	327,706	888,582	8.58	871,082	8.43

Options granted	(15,000)	15,000	5.52	—	—
Options vested	—	—	—	4,500	17.73
Restricted Stock Grants	(10,000)	—	—	—	—
Options forfeited	36,327	(36,327)	10.97	(36,327)	10.97

At December 31, 2009	339,033	867,255	$8.43	839,255	$8.37

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Additional information concerning the Company’s Plans as of December 31, 2009 is as follows:

Exercise Price	Number Outstanding	Number Exercisable	Average Intrinsic Value (1)	Weighted Average Remaining Contractual Life
$5.52	15,000	—	$—	9.07 Years
$5.63	556,532	556,532	—	4.49 Years
$9.90	10,000	2,000	—	8.50 Years
$13.31	254,917	254,917	—	6.75 Years
$14.08	12,056	12,056	—	6.75 Years
$20.60	6,250	6,250	—	5.94 Years
$24.00	12,500	7,500	—	7.50 Years

Total outstanding at end of the year	867,255	839,255	$—	5.38 Years

(1)	dollars in thousands

It is the Company’s policy to issue new shares to satisfy option exercises. There were no options exercised during 2009 or 2008.

As of December 31, 2009, anticipated total unrecognized compensation cost related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods (in thousands):

Year Ending December 31	Amount
2010	$28,773
2011	23,051
2012	20,892
2013	15,966

$88,682

Note 15 — Contingent Liabilities, Commitments and Uncertainties

Litigation

In the normal course of business the Company is involved in various legal proceedings. Management believes that any liability resulting from such proceedings will not be material to the financial statements.

Risks and Uncertainties

In the normal course of its business, the Company encounters numerous risks. Two of the most significant of these types of risk are economic and regulatory. There are three main components of economic risk; interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale and investment securities available for sale.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operation restrictions, resulting from the regulators’ judgments based on information available to them at the time of their examination. In February 2010, the Bank entered into a Stipulation agreeing to the issuance of a Consent Order with the FDIC and the Commissioner. See Item 1 of this report under the caption “Business — Consent Order.”

Financial Instruments with Off-Balance-Sheet-Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Company’s commitments are as follows (dollars in thousands):

	At December 31,
	2009	2008
Commitments to extend credit	$66,582	$91,086
Standby letters of credit	3,301	2,751

	$69,883	$93,837

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances which the Company deems necessary. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The Company has not recorded a liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans, investment securities, federal funds sold and amounts due from banks with loans accounting for the most significant risk.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in western North Carolina. Management does not consider the loan portfolio to be

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

significantly concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

Recently, banking regulators have raised concern and have heightened regulatory scrutiny regarding loan portfolios with concentrations of loans collateralized by real estate, particularly commercial real estate (“CRE”). They have defined CRE to include construction loans, acquisition and development loans, loans collateralized with tracts of raw land for speculative purposes, any sort of commercial premise unless it is owner occupied and a number of other subcategories. As noted within this report, slightly more than 85% of the Bank’s loan portfolio is collateralized by real estate.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (“LTV”). Regulatory guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital. These types of loans totaled $60.6 million at December 31, 2009, representing 89.1% of the Company’s total risk-based capital.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies, government sponsored enterprises and general obligation municipal securities. In the opinion of management, there is no concentration of credit risk in the Company’s investment portfolio.

The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Note 16 — Stockholders’ Equity

Preferred Stock

In November 2008, under the U.S. Department of the Treasury’s (“U.S. Treasury”) TARP Capital Purchase Program, 1st Financial issued to the U.S. Treasury 16,369 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock), and a 10-year warrant to purchase up to 276,815 shares of common stock at an exercise price of $8.87 per share, for aggregate proceeds of $16,369,000. The allocated carrying values of the warrant and the Series A Preferred Stock on the date of issuance (based on their relative fair values) were $1,016,000 and $15,353,000, respectively. Cumulative dividends on the Series A Preferred Stock are payable at 5% per annum through November 14, 2013 and at a rate of 9% per annum thereafter. The Series A Preferred Stock will be accreted to the redemption price of $16,369,000 over five years. The warrant is exercisable at any time until November 14, 2018 and the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events.

Each share of Series A Preferred Stock issued and outstanding has a liquidation preference of $1,000 and is redeemable at the Company’s option, subject to the approval of the Federal Reserve Board, at a redemption price equal to $1,000 plus accrued and unpaid dividends.

The Series A Preferred Stock has a preference over the Company’s common stock upon liquidation. Dividends on the preferred stock, if declared, are payable quarterly in arrears. The Company’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the Company fails to pay or set aside full dividends on the preferred stock for the latest

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

completed dividend period. In addition, pursuant to the U.S. Treasury’s TARP Capital Purchase Program, until at the earliest November 14, 2011 or the redemption of all of the Series A Preferred Stock or transfer by the U.S. Treasury of all of the Series A Preferred Stock to third parties, the Company must obtain the consent of the U.S. Treasury to raise its common stock dividend or to repurchase any shares of common stock or other preferred stock, with certain exceptions.

Restriction on Dividends

As a North Carolina banking corporation, the Company may pay cash dividends only out of undivided profits as determined pursuant to North Carolina banking laws. However, regulatory authorities may limit payment of dividends when it is determined that such a limitation is in the public interest and is necessary to ensure a bank’s financial soundness.

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

As of December 31, 2009, the most recent notification from the Bank’s primary regulator categorized the Bank as “adequately-capitalized” under the regulatory framework for prompt corrective action. Since that date, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

The table below summarizes the Company and the Bank’s capital ratios at December 31, 2009 and 2008 (dollars in thousands):

	Actual		For capital adequacy purposes		To be “well capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to Risk-weighted Assets)
Company	$45,823	9.00%	$40,717	8.00%	n/a	n/a
Bank	$45,283	8.90%	$40,715	8.00%	$50,894	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$39,191	7.70%	$20,359	4.00%	n/a	n/a
Bank	$38,651	7.59%	$20,358	4.00%	$30,537	6.00%
Tier I Capital (to Average Assets)
Company	$39,191	4.80%	$32,654	4.00%	n/a	n/a
Bank	$38,651	4.73%	$32,654	4.00%	$40,818	5.00%
As of December 31, 2008
Total Capital (to Risk-weighted Assets)
Company	$70,028	12.67%	$44,223	8.00%	n/a	n/a
Bank	$64,665	11.70%	$44,223	8.00%	$55,279	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$63,092	11.41%	$22,112	4.00%	n/a	n/a
Bank	$57,729	10.44%	$22,112	4.00%	$33,167	6.00%
Tier I Capital (to Average Assets)
Company	$63,092	9.12%	$27,673	4.00%	n/a	n/a
Bank	$57,729	8.34%	$27,673	4.00%	$34,591	5.00%

Note 17 — Employee Stock Purchase Plan

During 2008, the Board of Directors and Stockholders approved a ten year non-compensatory Employee Stock Purchase Plan for the benefit of officers and employees of the bank. Beginning January 1, 2009, officers and employees were allowed to have the Company make payroll withholdings for the purpose of buying Company stock.

The purchase price is 95 percent of the closing quoted market price of the last business day of the quarter. Shares for the quarter are purchased during the first month of the following quarter. During 2009, the Company issued 13,090 shares under this plan.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Note 18 — Related Party Transactions

The Company has deposit and loan relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. Deposits held at the Bank by directors, executive officers and their associated companies were $4.8 million and $4.2 million at December 31, 2009 and 2008, respectively. The following is a reconciliation of loans directly outstanding to executive officers, directors and their affiliates (dollars in thousands):

	At December 31,
	2009	2008
Balance, beginning	$26,512	$18,220
New loans and advances	5,175	13,998
Repayments	(6,668)	(5,706)
Relationship changes	(50)	—

Balance, ending	$24,969	$26,512

The Company also enters into other transactions in the ordinary course of business with affiliates. The following are two transactions entered into with affiliates which were outstanding at December 31, 2009:

The Company leases the site for its Fletcher branch from a company owned by a director of the Company. The initial lease term is ten years, with options to renew the lease for up to three successive five-year renewal terms. The terms of the lease call for a $3,200 per month rental payment during the first five years of the initial term. Payments for each successive five year term may be adjusted by the aggregate increase in the Chained Consumer Price Index for all Urban Consumers during the previous five years. Rental payments during each renewal term will not exceed 118% of the monthly rental amount of the original five year term and increases in the amount of the subsequent renewal terms will not exceed 115% of the immediately preceding renewal term. Lease payments under this lease totaled $38,400 for the years ended December 31, 2009 and 2008.

The Company leases the site for its Marion branch from a company of which a director of the Company is co-owner. The initial lease term is five years, with options to renew the lease for up to four successive three-year renewal terms. The terms of the lease call for a $3,500 per month rental payment during the initial term. Rental payments for each renewal term will be adjusted by the aggregate increase in the Consumer Price Index for all Urban Consumers for the immediately preceding lease term. Lease payments under this lease totaled $42,000 for the years ended December 31, 2009 and 2008.

Note 19 — Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008, respectively.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Noninterest Bearing Bank Deposits, Federal Funds Sold, Interest Bearing Deposits with Banks, and Due from Federal Reserve Banks

The carrying amounts for cash and noninterest bearing bank deposits, federal funds sold, interest bearing deposits with banks and due from Federal Reserve banks approximate fair value because of the short maturities of those instruments. These instruments are considered cash and cash equivalents.

Investment Securities

Fair values for investment securities are based on quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Investment in Real Estate Partnership

Fair values for the investment in real estate partnership are based on estimates of future cash flows discounted to the present value.

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

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Effective January 1, 2008, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Valuation can be based on quoted prices in active markets for identical assets or liabilities

Level 2	Valuation can be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active/or models using inputs that are observable or can be corroborated by observable market data of substantially the full term or the assets or liabilities.

Level 3	Valuation can be based on using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 are as follows (dollars in thousands):

	Quoted market price in active markets (Level 1)	December 31, 2009 Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investments	$—	$94,330	$—

Total	$—	$94,330	$—

	Quoted market price in active markets (Level 1)	December 31, 2008 Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investments	$—	$86,801	$—

Total	$—	$86,801	$—

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Assets measured at fair value on a non-recurring basis as of December 31, 2009 and 2008 are as follows (dollars in thousands):

	Quoted market price in active markets (Level 1)	December 31, 2009 Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mortgage loans held for sale	$—	$4,501	$—
Impaired loans	—	81,056	—
Real estate and other assets acquired through foreclosure	—	1,665	—

Total	$—	$87,222	$—

	Quoted market price in active markets (Level 1)	December 31, 2008 Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mortgage loans held for sale	$—	$4,177	$—
Impaired loans	—	10,806	—
Real estate and other assets acquired through foreclosure	—	2,068	—

Total	$—	$17,051	$—

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

Real estate acquired in settlement of loans is adjusted to fair value upon transfer of the loans. Subsequently, the assets are carried at the lower of carrying value or fair value less costs to sell. Fair value is based upon independent market prices, fair values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or current appraised value, the Company records the asset as non-recurring level 2 inputs.

Mortgage loans held for sale are carried at the lower of cost or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics and accordingly, considered non-recurring level 2 inputs.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 (dollars in thousands):

	Carrying value	Estimated fair value
As of December 31, 2009
Financial assets:
Cash and noninterest bearing bank deposits	$10,202	$10,202
Federal funds sold and interest bearing deposits with banks	33	33
Due from Federal Reserve Banks	111,595	111,595
Investment securities available for sale	94,330	94,330
Investment securities held to maturity	805	834
Investment in real estate partnership	6,667	7,012
Loans held for sale	4,501	4,501
Loans	554,231	551,575
Bank owned life insurance	12,055	12,055

Financial liabilities:
Deposits	$673,282	$638,855
Federal funds purchased and securities sold under agreements to repurchase	1,270	1,270
Borrowings	70,000	70,011

As of December 31, 2008
Financial assets:
Cash and noninterest bearing bank deposits	$10,244	$10,244
Federal funds sold and interest bearing deposits with banks	37	37
Investment securities available for sale	86,801	86,801
Investment securities held to maturity	824	831
Loans held for sale	4,177	4,177
Loans	579,856	577,282
Bank owned life insurance	11,518	11,518

Financial liabilities:
Deposits	$591,014	$576,671
Federal funds purchased and securities sold under agreements to repurchase	1,372	1,386
Borrowings	48,000	48,000

Note 20 — Subsequent Events

Effective February 25, 2010, the Bank entered into a Stipulation to the Issuance of a Consent Order agreeing to the issuance of a Consent Order with the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks.

Although the Bank neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Consent Order, which requires it to undertake a number of actions:

•

The Board of Directors of the Bank will enhance its supervision of the Bank’s activities, including by increasing the formality of its meetings and appointing a special Directors’ Committee. The Committee will oversee the efforts of the Bank’s management in complying with the Consent Order and will regularly report to the full Board.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

•

The Bank Board will assess the Bank’s management team to ensure that the Bank’s executive officers have the skills, training abilities and experience needed to cause the Bank to comply with the Consent Order, operate in a safe and sound manner, comply with applicable laws and regulations, and strengthen all areas of the Bank’s operations that are not currently in compliance with the Consent Order. The Board will also assess the Bank’s management and staffing needs in order to determine if additional resources should be added to the management team.

•

During the effectiveness of the Consent Order, the Bank will maintain Tier 1 Capital of a least 8% of total assets, a Total Risk Based Capital Ratio of at least 12% and a fully funded allowance for loan and lease losses (the “Allowance”).

•

The Bank will develop and implement a plan for achieving and maintaining the foregoing capital levels, which plan may include sales of stock by the Company and contributions of the sales proceeds by the Company to the capital of the Bank.

•

The Board will strengthen the allowance policy of the Bank, periodically review the Bank’s allowance to determine its adequacy and enhance its periodic reviews of the allowance to ensure its continuing adequacy. Deficiencies noted will be promptly remedied by charges to earnings. In addition, the allowance has been increased as required by the Consent Order.

•	The Bank will develop and implement a strategic plan covering at least three years and containing long-term goals designed to improve the condition of the Bank.

•	The Bank charged off all of its assets (loans) classified “Loss” and 50% of its assets (loans) classified “Doubtful” promptly following the effectiveness of the Consent Order.

•

The Bank will not extend additional credit to any borrower who had a loan with the Bank that was charged off or who has a current loan that is classified “Loss” or “Doubtful”. The Bank also will not extend additional credit to any borrower who has a current loan that is classified “Substandard” or listed for “Special Mention.” A further extension of credit may be made to a borrower with a “Substandard” or “Special Mention” loan if the Bank Board determines such extension would be in the best interests of the Bank.

•

The Bank will formulate a detailed plan to collect, charge off or improve the quality of each of its “Substandard” or “Doubtful” loans as of August 31, 2009, of more than $250,000 and will promptly implement the plan. The Board will closely monitor the Bank’s progress in fulfilling the requirements of this plan.

•

The Bank will reduce loans in excess of $250,000 and classified as “Substandard” or “Doubtful” in accordance with a schedule required by the supervisory authorities. The schedule targets an aggregate reduction by 75% within 720 days of the effectiveness of the Consent Order. The Board will monitor this effort on a monthly basis.

•

The Bank will cause full implementation of its loan underwriting, loan administration, loan documentation and loan portfolio management policies within 90 days of the effectiveness of the Consent Order.

•

The Bank will adopt a loan review and grading system within 90 days of the Consent Order to provide for effective periodic reviews of the Bank’s loan portfolio. The system shall address, among other things, loan grading standards, loan categorization, and credit risk analyses.

•

Within 30 days of the effectiveness of the Consent Order, the Bank will develop a plan to systematically reduce the concentration of a significant portion of its extensions of credit in a limited group of borrowers. Additionally, the Bank will prepare a risk segmentation analysis with respect to certain real estate industry concentrations of credit identified by the supervisory authorities.

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

•	The Bank will enhance its review of its liquidity by engaging in monthly analyses. It will also develop and implement a liquidity contingency and asset/liability management plan.

•

Within 90 days from the effectiveness of the Consent Order, the Bank will implement a plan and 2010 budget designed to improve its net interest margin, increase interest income, reduce expenditures and to improve and sustain earnings.

•	The Bank will implement internal routine and control policies addressing concerns raised by its supervisory authorities and designed to enhance its safe and sound operation.

•	Within 90 days of the Consent Order, the Bank will implement a comprehensive internal audit program and cause an effective system of internal and external audits to be in place.

•	The Bank will implement a policy for managing its “owned real estate”.

•

The Bank will forebear from soliciting and accepting “brokered deposits” unless it first receives an appropriate waiver from the FDIC; and will comply with restrictions issued by the FDIC on the effective yields of deposit products offered by, among others, banks subject to consent orders.

•	A limit upon growth of 10% per year will be observed by the Bank.

•	The Bank will not pay dividends or make other forms of payment reducing capital to the Company without the prior approval of the supervisory authorities while the Consent Order is in effect.

•	The Bank will implement policies to enhance the Board’s focus on conflicts of interest regulations and its handling of transactions with officers and directors.

•	The Bank will correct any violations of laws and regulations identified by the supervisory authorities.

•	The Bank will make quarterly progress reports to the supervisory authorities detailing the form and manner of actions taken to comply with the Consent Order.

The plans, policies and procedures which the Bank is required to prepare under the Consent Order are subject to approval by the supervisory authorities before implementation.

NOTE 21 — Parent Company Financial Information

Following is condensed financial information of 1st Financial Services, Inc. (parent company only). Since 1st Financial Services Inc. was formed in May 2008, the net loss presented for the Parent Company for 2008 differs from the consolidated net loss for 2008 presented elsewhere in this filing.

Condensed Balance Sheets

	At December 31,
	2009	2008
Assets
Cash and cash equivalents	$518	$5,366
Investment in subsidiaries	43,222	57,207
Other assets	22	—

Total assets	$43,762	$62,573

Liabilities and Stockholders’ Equity
Accounts payable and accrued expense	$—	$3
Stockholders’ equity	43,762	62,570

Total liabilities and stockholders’ equity	$43,762	$62,573

1ST FINANCIAL SERVICES CORPORATION

Notes to Financial Statements—(Continued)

Condensed Statements of Income

	For the Years Ended December 31,
	2009	2008
Income
Total income	$—	$—

Expenses
Interest expense	—	47
Other expenses	507	439

Total expenses	507	486

Loss before income taxes and equity in undistributed net loss of subsidiary	(507)	(486)
Income tax provision (benefit)	172	—

Loss before equity in undistributed net loss of subsidiary	(335)	(486)
Equity in undistributed net loss of subsidiary	(18,222)	(225)

Net loss	$(18,557)	$(711)

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(18,557)	$(711)
Adjustments to reconcile net loss to net cash used for operating activities
Equity in undistributed net loss of subsidiary	18,222	225
Stock compensation expense	36	44
Net change in other assets	(22)	—
Net change in other liabilities	(3)	3

Net cash used for operating activities	(324)	(439)

Cash Flows From Investing Activities
Investment in subsidiary	(3,758)	(10,564)

Net cash used for investing activities	(3,758)	(10,564)

Cash Flows From Financing Activities
Proceeds from the issuance of preferred stock	—	15,353
Proceeds from the issuance of common stock	55	—
Proceeds from the issuance of common stock warrants	—	1,016
Dividends paid on preferred stock	(821)	—

Net cash provided by (used for) financing activities	(766)	16,369

Net increase (decrease) in cash and cash equivalents	(4,848)	5,366
Cash and cash equivalents, beginning of year	5,366	—

Cash and cash equivalents, end of year	$518	$5,366

ITEM 9.	Changes In and Disagreements with Accountants on Accounting And Financial Disclosure

Not applicable

ITEM 9A(T)	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and principal financial officer, has concluded based on its evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by 1st Financial in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for 1st Financial. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on the evaluation, management determined that there were no material weaknesses in internal control and concluded that internal control over financial reporting for 1st Financial as of December 31, 2009, is effective.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes In Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Mary K. Dopko, age 55, has served as Controller of the Bank since May 14, 2004; and as Controller and Principal Accounting Officer of 1st Financial and the Bank since May 27, 2008. During her service, Ms. Dopko has at times performed substantially similar functions to those of a principal financial officer when 1st Financial and the Bank have temporarily been without such an officer. Following the resignation of Roger A. Mobley, on February 5, 2010, Ms. Dopko has been performing substantially similar functions to that of a principal financial officer. 1st Financial and the Bank are in the course of recruiting a principal financial officer. In the meantime, Ms. Dopko is executing this Annual Report on Form 10-K and the related certifications on behalf of 1st Financial in her capacities as Controller and as the person performing substantially similar functions to that of 1st Financial’s principal financial officer.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.    The information regarding our directors and executive officers is incorporated by reference from the information under the headings “Proposal 2: Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be distributed in connection with our 2010 annual meeting of stockholders.

Audit Committee.    Information regarding our audit committee is incorporated by reference from the information under the captions “Committees of Our Board — General” and “Audit Committee” in our definitive Proxy Statement to be distributed in connection with our 2010 annual meeting of stockholders.

Audit Committee Financial Expert.    Information about our Board of Directors’ determination as to whether the Company has a financial expert serving on its audit committee is incorporated by reference from the information under the caption “Committees of Our Board –– Audit Committee –– Audit Committee Financial Expert” in our definitive proxy statement to be distributed in connection with our 2010 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance.    Information regarding compliance by our directors, executive officers and principal stockholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be distributed in connection with our 2010 annual meeting of stockholders.

Code of Ethics.    Our Board of Directors has adopted a Code of Ethics that applies to the Company’s directors and to all our executive officers, including without limitation, our chief executive officer and principal accounting officer. A copy will be provided without charge to any person upon request. Requests for copies should be directed by mail to Janet King, Corporate Secretary at 101 Jack Street, Hendersonville, North Carolina 28792, or by telephone to (828) 697-3100.

ITEM 11.	Executive Compensation

Information regarding compensation paid or provided to our executive officers and directors is incorporated by reference from the information under the headings “Executive Compensation,” and “Director Compensation” in our definitive Proxy Statement to be distributed in connection with our 2010 annual meeting of stockholders is incorporated into this Report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal stockholders is incorporated by reference from the information under the caption “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be distributed in connection with our 2010 annual meeting of stockholders is incorporated into this Report by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.    Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference from Item 5.

ITEM 13.	Certain Relationships and Related Transactions

Information regarding transactions between us and our directors and executive officers is incorporated by reference from the information under the caption “Transactions with Related Persons” of our definitive Proxy Statement to be distributed in connection with our 2010 annual meeting of stockholders is included into this Report by reference.

Information regarding our independent directors is incorporated by reference from the information under the caption “Corporate Governance — Director Independence” in our definitive Proxy Statement to be distributed in connection with our 2010 annual meeting of stockholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the information under the caption “Services and Fees During 2009 and 2008” in our definitive Proxy Statement to be distributed in connection with our 2010 annual meeting of stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Financial statements. The following financial statements are included in Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008

•	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

•	Notes to Financial Statements — December 31, 2009 and 2008

(b)	Exhibits. An exhibit index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Report appears immediately following the signature page and is incorporated herein by reference.

(c)	Financial statement schedules. No separate financial statement schedules are being filed as all required schedules either are not applicable or are contained in the financial statements listed above or in Item 7 of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST FINANCIAL SERVICES CORPORATION
Date: March 29, 2010	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Mayer Michael G. Mayer	Chief Executive Officer (Principal Executive Officer)	March 29, 2010

/s/ Mary K. Dopko Mary K. Dopko	Controller (Principal Financial Officer)	March 29, 2010

/s/ Bradley B. Schnyder Bradley B. Schnyder	Chairman and Director	March 29, 2010

/s/ B. Lee Beason B. Lee Beason	Executive Vice President, COO and Director	March 29, 2010

/s/ William H. Burton William H. Burton	Vice Chairman and Director	March 29, 2010

/s/ Michael D. Foster Michael D. Foster	Director	March 29, 2010

/s/ James C. Kirkpatrick James C. Kirkpatrick	Director	March 29, 2010

/s/ H. Steve McManus H. Steve McManus	Director	March 29, 2010

/s/ Van F. Phillips Van F. Phillips	Director	March 29, 2010

/s/ Vincent K. Rees Vincent K. Rees	President and Director	March 29, 2010

/s/ Catherine H. Schroader Catherine H. Schroader	Director	March 29, 2010

/s/ John S. Sheiry John S. Sheiry	Director	March 29, 2010

EXHIBITS

Exhibit Number	Description
3.01	Registrant’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.01 to the Annual Report on Form 10-K filed with the SEC on March 27, 2009)

3.02	Registrant’s Bylaws, as amended (incorporated herein by reference to Exhibit 3.02 the Current Report on Form 8-K filed with the SEC on May 30, 2008)

4.01	Form of Certificate for the Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

4.02	Warrant dated November 14, 2008, for the purchase of shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

10.01*	Split Dollar Insurance Plan, Election Form, and Policy Endorsement between the Bank and Mary K. Dopko (incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.02*	Salary Continuation Agreement between the Bank and Vincent K. Rees (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.03*	Salary Continuation Agreement between the Bank and Peggy H. Denny (incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.04*	Salary Continuation Agreement between the Bank and B. Lee Beason (incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.05*	2004 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.06*	Amendment No. 1 to the 2004 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.07*	Form of Employee Stock Option Agreement relative to the 2004 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.08*	2004 Director Stock Option Plan (incorporated herein by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.09*	Amendment No. 1 to 2004 Director Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.10*	Form of Director Stock Option Agreement relative to 2004 Director Stock Option Plan (incorporated herein by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.11*	Letter Loan Agreement dated June 25, 2008, by and between Registrant and Branch Banking and Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 30, 2008)

10.12*	Promissory Note dated June 25, 2008, by Registrant in favor of Branch Banking and Trust (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 30, 2008)

10.13*	Addendum to Promissory Note dated June 25, 2008, by Registrant in favor of Branch Banking and Trust (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 30, 2008)

10.14*	Pledge and Security Agreement dated June 25, 2008, by Registrant in favor of Branch Banking and Trust (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 30, 2008)

10.15*	2008 Omnibus Equity Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 1, 2008)

10.16*	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 1, 2008)

10.17*	Form of Indemnification Agreement by and between the Registrant and each of its directors, and two of its officers, Kirk P. Robinson and Peggy H. Denny (incorporated by reference to Exhibit 10(xv) to the Current Report on Form 8-K filed with the SEC on August 1, 2008)

10.18*	Employment Agreement between Registrant and the Bank, and B. Lee Beason (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

10.19*	Employment Agreement between Registrant and the Bank, and Peggy H. Denny (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

10.20*	Employment Agreement between Registrant and the Bank, and Vincent K. Rees (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

10.21	Letter Agreement dated November 14, 2008, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

10.22*	Employment Agreement between Registrant and the Bank, and Roger A. Mobley (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 2, 2009)

10.23*	Amended Endorsement Split Dollar Agreement between the Bank and Vincent K. Rees (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 2, 2009)

10.24*	Amended Endorsement Split Dollar Agreement between the Bank and Peggy H. Denny (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 2, 2009)

10.25*	Amended Endorsement Split Dollar Agreement between the Bank and B. Lee Beason (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 2, 2009)

10.26*	Non-Qualified Stock Option Agreement between Registrant and Roger A. Mobley (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on February 2, 2009)

10.27*	Indemnification Agreement between Registrant and Roger A. Mobley (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 2, 2009)

10.28	Lease agreement dated August 25, 2005, and lease amendment dated February 23, 2009, each between the Bank and McManus Development, LLC with which Director H. Steve McManus is the managing member and which relates to the Bank’s Fletcher branch office (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the SEC on March 27, 2009)

10.29*	Employment Agreement between Registrant and the Bank, and Michael G. Mayer (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on January 20, 2010)
10.30	Stipulation to the Issuance of a Consent Order between the Bank, and the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2010)

10.31	Lease agreement dated December 15, 2005, between the Bank and Great Meadows, Inc. with which Director Van F. Phillips is a principal officer and which relates to the Bank’s Marion branch office (filed herewith)

21.01	List of Subsidiaries (Filed herewith)

23.01	Consent of Brown Edwards & Company, LLP (filed herewith)

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer (filed herewith)

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Mary K. Dopko (filed herewith)

32.01	Rule 1350 Certifications (filed herewith)

99.01	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (filed herewith)

99.02	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (filed herewith)

*	management contracts and compensatory arrangements