Form 10-Q
period 2010-03-31
1st Financial Services CORP
filed 2010-05-17
CIK 1434743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Common Stock, $5 par value

5,024,951 shares outstanding as of May 10, 2010

1st Financial Services Corporation

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

1st Financial Services Corporation

Consolidated Balance Sheets

March 31, 2010 (Unaudited) and December 31, 2009

(dollars in thousands)

	March 31, 2010	December 31, 2009
Assets

Cash and noninterest bearing bank deposits	$8,454	$10,202
Interest bearing deposits with banks	944	33
Due from Federal Reserve Bank	147,190	111,595

Total cash and cash equivalents	156,588	121,830
Investment securities available for sale	89,141	94,330
Investment securities held to maturity	754	805
Restricted equity securities	5,987	5,987
Loans held for sale	1,554	4,501
Loans, net of allowance for loan losses of $25,691 at March 31, 2010 and $28,231 at December 31, 2009	516,408	526,000
Bank owned life insurance	12,168	12,055
Property and equipment, net	5,328	6,027
Accrued interest receivable	2,544	2,524
Investment in real estate partnership	6,667	6,667
Real estate acquired in settlement of loans	3,085	1,667
Other assets	9,907	10,618

Total assets	$810,131	$793,011

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$63,636	$63,547
NOW accounts	58,324	63,667
Savings deposits	93,386	88,454
Money market accounts	44,913	42,272
Time deposits under $100	216,227	213,115
Time deposits of $100 and greater	212,294	202,227

Total deposits	688,780	673,282

Federal funds purchased and securities sold under agreements to repurchase	973	1,270
Borrowings	70,000	70,000
Accrued interest payable	2,604	2,257
Other liabilities	3,753	2,440

Total liabilities	766,110	749,249

Stockholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; 16,369 shares issued and outstanding at March 31, 2010 and December 31, 2009	15,633	15,583
Common stock, $5.00 par value; 20,000,000 shares authorized; 5,018,849 and 5,010,117 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	25,094	25,050
Common stock warrant	1,016	1,016
Additional paid-in capital	17,789	17,804
Retained earnings (deficit)	(15,554)	(15,648)
Accumulated other comprehensive income (loss)	43	(43)

Total stockholders’ equity	44,021	43,762

Total liabilities and stockholders’ equity	$810,131	$793,011

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Income

For the Three Months March 31, 2010 and 2009 (Unaudited)

(dollars in thousands except share and per share data)

	Three Months Ended March 31,
	2010	2009

Interest income
Loans and fees on loans	$7,175	$7,797
Investment securities	544	908
Interest on Federal Reserve balances	78	—
Federal funds sold	—	2

Total interest income	7,797	8,707

Interest expense
Deposits	2,624	3,137
Federal funds purchased and securities sold under agreements to repurchase	2	3
Other borrowings	179	50

Total interest expense	2,805	3,190

Net interest income	4,992	5,517

Provision for loan losses	300	2,305

Net interest income after provision for loan losses	4,692	3,212

Noninterest income
Service charges on deposit accounts	535	502
Mortgage origination income	323	417
Other service charges and fees	111	84
Increase in cash surrender value of life insurance	113	142
Net realized gain on sale of investment securities	123	387
Other income	26	59

Total noninterest income	1,231	1,591

Noninterest expense
Salaries and employee benefits	2,456	2,324
Occupancy	416	388
Equipment	324	331
Advertising	148	166
Data processing and telecommunication	481	257
Deposit insurance premiums	660	240
Professional fees	235	257
Printing and supplies expense	68	69
Writedowns and loss on sale of other real estate owned	125	—
Other general and administrative	511	362

Total noninterest expense	5,424	4,394

Income before income taxes	499	409

Income tax expense	151	34

Net income	348	375

Accretion of preferred stock to redemption value	50	49
Dividends on preferred stock	204	205

Net income available to common stockholders	$94	$121

Basic income per share	$0.02	$0.02

Diluted income per share	$0.02	$0.02

Basic weighted average shares outstanding	5,017,816	4,997,027

Diluted weighted average shares outstanding	5,017,816	4,997,320

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

(dollars in thousands except share data)

						Additional	Retained	Accumulated Other Comprehensive
	Common Stock		Preferred Stock			Paid-in	Earnings	Income
	Shares	Amount	Shares	Amount	Warrant	Capital	(Deficit)	(Loss)	Total
Balance, December 31, 2008	4,997,027	$24,985	16,369	$15,380	$1,016	$17,778	$3,933	$(522)	$62,570
Stock compensation expense	—	—	—	—	—	9	—	—	9
Preferred dividend	—	—	—	—	—	—	(207)	—	(207)
Accretion of Preferred Stock to redemption value	—	—	—	49	—	—	(49)	—	—
Comprehensive income
Net income	—	—	—	—	—	—	375	—	375
Net unrealized gain on investment securities available for sale, net of income taxes of $180	—	—	—	—	—	—	—	348	348
Reclassification adjustment for gains included in net income, net of income taxes of $7	—	—	—	—	—	—	—	15	15

Total comprehensive income	—	—	—	—	—	—	—	—	738

Balance, March 31, 2009	4,997,027	$24,985	16,369	$15,429	$1,016	$17,787	$4,052	$(159)	$63,110

Balance, December 31, 2009	5,010,117	$25,050	16,369	$15,583	$1,016	$17,804	$(15,648)	$(43)	$43,762
Issuance of common stock	8,732	44	—	—	—	(19)	—	—	25
Stock compensation expense	—	—	—	—	—	4	—	—	4
Preferred dividend	—	—	—	—	—	—	(204)	—	(204)
Accretion of Preferred Stock to redemption value	—	—	—	50	—	—	(50)	—	—
Comprehensive income
Net income	—	—	—	—	—	—	348	—	348
Net unrealized gain on investment securities available for sale, net of income taxes of $97	—	—	—	—	—	—	—	190	190
Reclassification adjustment for gains included in net income, net of income taxes of $(53)	—	—	—	—	—	—	—	(104)	(104)

Total comprehensive income	—	—	—	—	—	—	—	—	434

Balance, March 31, 2010	5,018,849	$25,094	16,369	$15,633	$1,016	$17,789	$(15,554)	$43	$44,021

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$348	$375
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	316	364
Provision for loan losses	300	2,305
Deferred income taxes	381	(198)
Amortization of premium on securities, net of discount accretion	366	86
Origination of available for sale loans	(12,814)	(29,508)
Sales of available for sale loans	15,761	29,283
Net realized gains on sales of investment securities	(123)	(387)
Net realized gains on sale of repossessions acquired in settlement of loans	—	(34)
Net realized loss on sale of real estate acquired in settlement of loans	104	—
Net realized loss on sale/disposal of equipment	57	—
Stock compensation expense	4	9
Increase in cash surrender value of bank owned life insurance	(113)	(143)
Changes in assets and liabilities:
Accrued interest receivable	(20)	40
Other assets	359	(192)
Accrued interest payable	347	(363)
Other liabilities	1,313	613

Net cash provided by operating activities	6,586	2,250

Cash flows from investing activities
Purchases of investment securities available for sale	(7,147)	(37,855)
Sales of investment securities available for sale	8,367	33,996
Maturities and calls of investment securities	3,907	5,601
Purchases of restricted equity securities	—	(281)
Sales of restricted equity securities	—	2,160
Proceeds from sale of branch	4,512	—
Proceeds from sale of other real estate	120	—
Net decrease (increase) in loans	7,577	(6,981)
Purchases of property and equipment	(18)	(50)

Net cash provided by/(used in) investing activities	17,318	(3,410)

Cash flows from financing activities
Proceeds from the issuance of common stock	25	—
Net increase (decrease) in deposits	11,330	(1,639)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(297)	(406)
Net increase in borrowings	—	11,000
Dividends paid on preferred stock	(204)	(207)

Net cash provided by financing activities	10,854	8,748

Net increase in cash and cash equivalents	34,758	7,588

Cash and cash equivalents, beginning	121,830	10,281

Cash and cash equivalents, ending	$156,588	$17,869

Supplemental disclosure of cash flow information
Transfer of loans to real estate acquired in settlement of loans	$1,642	$1,978

Transfer of loans to repossessions acquired in settlement of loans	$73	$44

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

1st Financial Services Corporation (“1st Financial” or the “Company”), formed in May 2008, is a North Carolina corporation and the sole owner of all of the stock of Mountain 1st Bank & Trust Company (the “Bank”). The Bank is a North Carolina chartered, non-member bank which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004 and commenced operations on May 14, 2004. The Bank is headquartered in Hendersonville, North Carolina and currently conducts business in nine western North Carolina counties through 14 full service branch offices. As a state chartered bank, the Bank is subject to regulation by the North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation. The Company is also regulated, supervised and examined by the Board of Governors of the Federal Reserve System.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiary, Clear Focus Holdings, LLC. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of 1st Financial Services Corporation as of March 31, 2010, its results of operations and its cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2010 and 2009. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, contained in the Company’s filing on Form 10-K. The accounting policies of the Company and the Bank follow generally accepted accounting principles and practices within the financial services industry.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for loan losses.

Subsequent Events

We have evaluated events and transactions through our filing date for potential recognition or disclosure in the Consolidated Financial Statements.

Recent Accounting Developments

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

Guidance related to subsequent events was amended in February 2010 to remove the requirement for a Securities and Exchange Commission filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Held to maturity securities are bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. Investments in held to maturity securities at March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Municipal securities	$754	$796	$805	$834

Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held to maturity securities. Investments in available for sale securities at March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for Sale

U.S. Government agencies	$27,958	$5	$261	$27,702
Government-sponsored enterprises	2,500	2	11	2,491
Mortgage backed securities	58,618	433	103	58,948

Total securities available for sale	$89,076	$440	$375	$89,141

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for Sale

U.S. Government agencies	$26,902	$1	$307	$26,596
Government-sponsored enterprises	500	2	—	502
Mortgage backed securities	66,993	480	241	67,232

Total securities available for sale	$94,395	$483	$548	$94,330

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

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. As of March 31, 2010, the Company has experienced no declines in the value of securities that were considered to be other than temporary in nature.

The following table details the gross unrealized losses and related fair values in the Company’s available for sale investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 (dollars in thousands).

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$16,347	$124	$7,294	$137	$23,641	$261
Government sponsored enterprises	1,989	11	—	—	1,989	11
Mortgage backed securities	27,137	103	—	—	27,137	103

Total temporarily impaired securities	$45,473	$238	$7,294	$137	$52,767	$375

A total of six individual securities were in a continuous loss position for 12 months or more at March 31, 2010. The Company has the ability and intent to hold these securities until such time as the value recovers or the security matures. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered to be other than temporary.

Note 3.	Net Income Per Share

Basic income per share represents the net income allocated to common stockholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and stock warrants, and are determined using the treasury stock method.

For the three months ended March 31, 2010, basic and diluted weighted average shares outstanding totaled 5,017,816 amounting to basic earnings per share (EPS) and diluted earnings per share of $0.02 per share for the period. For the three months ended March 31, 2009, basic weighted average shares outstanding totaled 4,997,027 and diluted weighted average shares outstanding totaled 4,997,320 resulting in basic earnings per share and diluted earnings per share of $0.02 per share for the period.

Additionally, 812,019 shares attributable to outstanding stock options and 276,815 warrants to purchase common stock were excluded from the calculation of diluted earnings per share for the three month period ended March 31, 2010 because their inclusion would have been anti-dilutive. At March 31, 2009, 888,852 shares and 276,815 warrants were excluded from the diluted earnings per share calculations.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Company’s commitments at March 31, 2010 and December 31, 2009 is as follows (dollars in thousands):

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

	March 31, 2010	December 31, 2009
Commitments to extend credit	$56,018	$66,582
Standby letters of credit	2,290	3,301

	$58,308	$69,883

Note 5.	Stock-based Compensation

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatility of the Company’s stock’s trading history. The expected life is based on the average life of the options and the weighted average graded vesting period, and forfeitures are estimated based on the Company’s history. No options were granted during the three-month period ended March 31, 2010.

The Company issued 21,276 shares of restricted stock at the market price of $2.35 per share in January 2010. The shares vest ratably over a period of 3 years. Also in January 2010, 2,000 shares of the Company’s common stock were issued under the Company’s Omnibus Equity Plan which related to that portion of restricted stock awards granted in 2009 that vested in the first quarter of 2010.

The Company recognized $13 thousand in stock compensation expense during the first three months of 2010, compared to $9 thousand during the first three months of 2009 all of which related to the vesting of outstanding options and restricted stock grants during those periods.

A summary of option activity under the Company’s Stock Option Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Instrinsic Value(1)
Outstanding, January 1, 2010	867,255	$8.43
Granted	—	—
Forfeited	55,236	5.76
Exercised	—	—

Outstanding, March 31, 2010	812,019	$8.61	5.09 Years	$—

Exerciseable, March 31, 2010	799,019	$8.50	5.04 Years	$—

(1)	dollars in thousands

Note 6.	Fair Value Measurements

The Company has adopted ASC Topic 820, Fair Value Measurements and Disclosures, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal of most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

Level 1	Valuation can be based on quoted prices in active markets for identical assets or liabilities.

Level 2	Valuation can be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active/or models using inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities.

Level 3	Valuation can be based on using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	March 31, 2010
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable imputs (Level 3)

Available for sale investments:
U.S. Government agencies	$—	$27,702	$—
Government sponsored enterprises	—	2,491	—
Mortgage backed securities	—	58,948	—

Total securities available for sale	$—	$89,141	$—

	December 31, 2009
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable imputs (Level 3)

Available for sale investments:
U.S. Government agencies	$—	$26,596	$—
Government sponsored enterprises	—	502	—
Mortgage backed securities	—	67,232	—

Total securities available for sale	$—	$94,330	$—

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

Assets measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	March 31, 2010
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable imputs (Level 3)

Impaired loans:
Construction and development	$—	$44,812	$—
1-4 family residential	—	17,947	—
Nonfarm, non residential	—	16,185	—

Total real estate loans		78,944
Commercial and industrial	—	10,172	—
Consumer	—	171	—

Total impaired loans	—	89,287	—
Mortgage loans held for sale	—	1,554	—
Real estate and other assets acquired through foreclosure	—	3,157	—

	$—	$93,998	$—

	December 31, 2009
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable imputs (Level 3)

Impaired loans:
Construction and development	$—	$40,963	$—
1-4 family residential	—	20,078	—
Nonfarm, non residential	—	11,098	—

Total real estate loans		72,139
Commercial and industrial	—	8,702	—
Consumer	—	215	—

Total impaired loans	—	81,056	—
Mortgage loans held for sale	—	4,501	—
Real estate and other assets acquired through foreclosure	—	1,667	—

	$—	$87,224	$—

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

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

Mortgage loans held for sale are carried at the lower of cost or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics and accordingly, considered non-recurring level 2 inputs.

There were no transfers of assets measured at fair value between Level 1 and Level 2 measurements during the first quarter of 2010.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

The table below summarizes fair value estimates as of March 31, 2010 and December 31, 2009 for the Company’s financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Noninterest Bearing Bank Deposits, Federal Funds Sold, Interest Bearing Deposits with Banks and Due from Federal Reserve Bank

The carrying amounts for cash and noninterest bearing bank deposits, federal funds sold, interest bearing deposits with banks and due from Federal Reserve bank approximate fair value because of the short maturities of those instruments. These instruments are considered cash and cash equivalents.

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

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows, using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Bank Owned Life Insurance

The carrying value of life insurance approximates fair value since this investment is carried at cash surrender value, as determined by the insurer.

Deposits, Short-term Borrowings and Long-term Debt

The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits, short-term borrowings and long-term debt is estimated based upon the discounted value of projected future cash outflows using the rate currently offered for instruments of similar remaining maturities.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

In accordance with ASC Topic 825, the Company has not included assets and liabilities that are not financial instruments in its disclosure, such as the value of the long-term relationships with the Company’s deposit and loan customers, net premises and equipment, net core deposit intangibles, deferred taxes and other assets and liabilities. Additionally, the amounts in the table have not been updated since the date indicated; therefore the valuations may have changed since that point in time. For these reasons, the total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

The estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:

Cash and cash equivalents	$156,588	$156,588	$121,830	$121,830
Investment securities available for sale	89,141	89,141	94,330	94,330
Investment securities held to maturity	754	796	805	834
Investment in real estate partnership	6,667	7,012	6,667	7,012
Loans held for sale	1,554	1,554	4,501	4,501
Loans	542,099	498,409	554,231	551,575
Bank owned life insurance	12,168	12,168	12,055	12,055

Financial Liabilities:

Deposits	688,780	623,207	673,282	638,855
Federal funds purchased and securities sold under agreements to repurchase	973	973	1,270	1,270
Borrowings	70,000	70,181	70,000	70,011

Note 7.	Employee Stock Purchase Plan

The Company has a non-compensatory Employee Stock Purchase Plan for the benefit of officers and employees of the Bank whereby officers and employees are allowed to have the Company make payroll withholdings for the purpose of buying Company stock.

The purchase price is 95 percent of the closing quoted market price of the last business day of the quarter. Shares for the quarter are purchased during the first month of the following quarter. During the first three months of 2010, the Company issued 6,732 shares under this plan.

Note 8.	Branch Sale

During the first quarter of 2010, the Bank completed the sale of its Boone branch to Great State Bank. Great State Bank assumed all of the branch’s deposits which totaled approximately $4.2 million at the date of sale along with fixed assets having an approximate book value of $342 thousand.

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

1st Financial Services Corporation (the “Company”) is a North Carolina corporation headquartered in Hendersonville, North Carolina that when it was formed in May 2008 became the sole owner of all of the capital stock of Mountain 1st Bank & Trust Company (the “Bank”). The Bank is a North Carolina state chartered, non-member bank which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004 and began operations on May 14, 2004. Currently, the Bank conducts business through 14 full-service branch offices located in nine western North Carolina counties.

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

Management has provided the following discussion and analysis to address information about the Company’s financial condition and results of operations which may not otherwise be apparent from the financial statements included in this Report. Reference should be made to those statements for an understanding of the following discussion and analysis. The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto located herein and in the Company’s filing on Form 10-K for the year ended December 31, 2009.

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Those statements may be identified by the use of terms such as “may,” “will,” “should,” “could,” “plans,” “intends,” “anticipates,” “expects”, “believes,” “estimates,” “predicts,” “forecasts,” “potential’ or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure among depository institutions increases significantly; (2) credit quality deterioration which could cause an increase in the provisions for loan losses; (3) general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are worse than expected; (4) regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank; (5) revenues are lower than expected; (6) the availability of and/or an unexpectedly high cost of additional capital; (7) the effects of the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments; (8) the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (9) volatility in the credit or equity markets and its effect on the general economy; (10) demand for the products or services of the Company, as well as its ability to attract and retain qualified people; (11) our failure to meet the capital ratio requirements in the Stipulation to the Issuance of Consent Order ( the “Stipulation”) agreeing to the issuance of a Consent Order (the “Consent Order”) with the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”); (12) the effect of other requirements in the Consent Order to which we are subject and any further regulatory actions; (13) the costs and effects of legal, accounting and regulatory developments and compliance, including the Consent Order; and (15) factors discussed in reports previously filed by the Company.

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2010

The Company cautions that the foregoing list of important factors is not exhaustive.

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

During the first quarter of 2010, the Bank entered into the Stipulation agreeing to the issuance of the Consent Order with the FDIC and the Commissioner. Although the Bank neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Consent Order, which requires it to undertake a number of actions including implementing plans to improve documentation regarding risk management and compliance systems, oversight and review functions, operating and financial management and capital plans. As a result, the Company expects to focus on improving asset quality and profitability until capital levels are increased. The Consent Order and the actions the Bank has taken to comply with the Consent Order are discussed in further detail in Items 1 and 7 contained in the Company’s filing on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

The Company’s most significant critical accounting policy is the determination of the Bank’s allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of actual future loan losses differ significantly from those assumptions used in making a determination, the allowance for loan losses and resultant provisions for loan losses could materially impact the Company’s financial position and results of operations. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality” and “Analysis of Allowance for Loan Losses” and Note 1 to the audited financial statements for the year ended December 31, 2009 contained in the Company’s filing on Form 10-K.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be expected to be considered material to investors.

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history. Unemployment is at record levels and both residential and commercial real estate values have been severely impacted. In an attempt to bolster the economy, the Federal Reserve embarked in 2007 to dramatically reduce interest rates. From late 2007 through 2008, the Fed reduced rates by 425 basis points. With the slowing economy, falling real estate values and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality. These conditions culminated with our increasing our Loan Loss Reserves by almost $30 million in 2009 and suffering a net loss in 2009 of $18.6 million. While we expect to see some margin improvement in 2010, we also expect to incur increased expense as we manage our troubled assets. Our markets continued to feel the effects of the recession and we do not foresee substantial improvements in either unemployment or real estate values until late in 2010, at the earliest.

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2010

Overview

The Company’s primary market area is located in the mountain region of southwestern North Carolina. The principal business sectors in this region include service companies directly or indirectly linked to tourism which is one of the largest economic drivers of the region, small to mid-sized manufacturing companies, real estate development, particularly relating to the ongoing growth of the area as a retirement and second home destination, the arts and crafts industry, and to a lesser degree, agriculture.

The Bank believes that its current base of business is relatively well diversified as is the general economic base of the region as a whole. The only concentration identified by management within the Bank’s lending portfolio is in loans secured by real estate. At March 31, 2010, loans collateralized by real estate, comprise approximately 85% of the Banks’ total loan portfolio. Management believes that concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral. These include residential, multifamily and commercial properties. The Bank’s loan portfolio includes $145.3 million in loans classified as construction or acquisition and development (of which $68.5 million are land loans) and $190.5 million in loans classified as commercial real estate, representing 26.8% and 35.1%, respectively of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios. At March 31, 2010, loans exceeding regulatory loan-to-value guidelines increased to 133.0% of risk-based capital primarily due to market value adjustments on the underlying collateral of the Company’s real estate loan portfolio.

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

The Bank’s balance sheet increased by approximately $17.1 million, or 2.16%, during the first three months of 2010 driven primarily by a $15.5 million increase in deposits after the sale of $4.2 million in deposits associated with the branch sale discussed above. Although the Bank’s balance sheet increased for the period, overall growth plans have now been purposely slowed in response to uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements.

For the first five years of operation, management’s business plan has been predicated upon the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area. However, due to the current economic environment, management does not expect to continue to open new branch offices to augment the current branch network for the foreseeable future. Also, as disclosed in Note 8, the Company has sold its Boone branch in order to deploy more resources to other areas of the Bank including the management of its loan portfolio. Instead, management will focus on the management of its non-performing loan portfolio while simultaneously growing existing branches and markets.

The Company’s primary source of revenue is derived from interest income produced through traditional banking activities such as generating loans and earning interest on securities. Additional sources of income are derived from fees on deposit accounts and from mortgage origination services.

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2010

Maintaining sound asset quality is another key focal point for the Company. As a result of the current economic environment, the Bank experienced an increase in nonperforming assets (non-accruing loans and accruing loans past due 90 or more days) beginning in 2009 which resulted in a significant increase in our allowance for loan losses. This development is further discussed under the heading “Asset Quality” below. The business of lending to small businesses and consumers carries with it significant credit risks, which must be continually managed. Management monitors asset quality and credit risk on an ongoing basis and fully expects to experience credit losses in the future, but we believe we have made substantial progress in identifying and quantifying the impact of the current economic environment on our loan portfolio and overall financial condition. Management continues to engage third party consultants to assist in monitoring and evaluating the quality of the portfolio.

Financial Overview

The Company’s assets increased by $17.1 million or 2.2% during the first three months of 2010 from $793.0 million at December 31, 2009 to $810.1 million at March 31, 2010. Investment securities decreased by $5.2 million or 5.5%, from $95.1 million at December 31, 2009 to $89.9 million at March 31, 2010. During the first three months of 2010, gross loans decreased by $15.1 million, or 2.7% from $558.7 million on December 31, 2009 to $543.6 million at March 31, 2010 as management has purposely slowed loan growth in response to current economic conditions. During the same period, deposits increased to $688.8 million on March 31, 2010 compared with $673.3 million at the end of 2009, an increase of $15.5 million or 2.3%. Borrowings remained constant at $70.0 million at both March 31, 2010 and December 31, 2009. The Company’s loan to asset ratio decreased slightly from 70.5% at December 31, 2009 to 67.1% at March 31, 2010. During the first quarter of 2010, the Company recorded net income of $348 thousand as compared with net income of $375 thousand for the same period during 2009. Provisions for loan losses were $300 thousand for the first quarter of 2010 compared to $2.3 million for the first quarter of 2009. During the same period, the Company’s net interest margin decreased to 2.53% as compared with 3.25% for the first quarter of 2009 primarily as a result of higher levels of cash equivalents and non-accrual loans combined with historically low interest rate levels. Accordingly, net interest income for the quarter decreased to $5.0 million as compared with $5.5 million for the first quarter of 2009. Non-interest income for the quarter totaled $1.2 million as compared to $1.6 million recorded during the first quarter of 2009. Non-interest expense for the first quarter increased to approximately $5.4 million as compared with $4.4 million during the same period in 2009 driven by a 175% increase in FDIC Deposit Insurance premiums and increased costs on real estate acquired in settlement of loans. Clearly, the duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance. While management is somewhat dissatisfied with the first quarter financial performance, we are confident in the strength of the Company’s franchise value and believe we are well positioned for the eventual improvement in economic conditions.

Loans

Net loans outstanding (excluding loans held for sale) were $516.4 million at March 31, 2010, compared to $526.0 million on December 31, 2009, a decrease of $9.6 million or 1.9%. Before allowances for loan losses, outstanding loans decreased $12.1 million or 2.2% from $554.2 million at December 31, 2009 to $542.1 million at March 31, 2010. The major components of loans on the balance sheet at March 31, 2010 and December 31, 2009 are illustrated in the following table (dollars in thousands):

	March 31, 2010	December 31, 2009
Real estate:
Construction and development	$145,250	$150,163
1-4 family residential	120,221	119,539
Multifamily	5,020	7,410
Nonfarm, nonresidential	190,455	194,337

Total real estate	460,946	471,449
Commercial and industrial loans	76,108	76,992
Consumer	5,045	5,790

	542,099	554,231
Allowance for loan losses	25,691	28,231

	$516,408	$526,000

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2010

Approximately $37.5 million of our outstanding loans are attributable to a relationship that has been established with Live Oak Bank, a de novo state chartered bank located in eastern North Carolina. Live Oak Bank focuses on the origination and servicing of loans to small business, primarily small business loans guaranteed by the Small Business Administration (“SBA”). The Bank has worked with Live Oak Bank since its inception to originate loans. The Bank also originates services and sells SBA loans on its own. We expect to continue both originating and purchasing SBA loans and management feels this will positively impact future earnings.

Management expects that loan growth will be more muted during the remainder of 2010 as a result of the economic uncertainties that are expected to persist for at least the duration of 2010.

Deposits

Total deposits on March 31, 2010 were $688.8 million compared to $673.3 million on December 31, 2009, an increase of $15.5 million or 2.3%. Of this $15.5 million increase, $13.2 million was in certificates of deposits resulting from a CD campaign run in January 2010 to increase the Company’s liquidity position as economic conditions continued to weaken. CDs under $100 thousand increased $3.1 million or 1.46% while jumbo CD’s increased $10.1 million or 5.0%. All other deposit categories increased from December 31, 2009 to March 31, 2010 with the exception of NOW accounts which decreased $5.3 million or 8.4%. Demand deposits increased by $89 thousand during the first three months of 2010, ending the period at $63.6 million. Savings account balances increased by $4.9 million or 5.6% to end the period at $93.4 million compared to $88.5 million at December 31, 2009. Money market account balances increased by $2.6 million or 6.3% for the three months ended March 31, 2010 to end the period at $44.9 million, compared to $42.3 million at December 31, 2009. The Company’s demand deposit accounts to total deposit ratio decreased slightly from 9.4% at December 31, 2009 to 9.2% at March 31, 2010.

Borrowings

As of March 31, 2010, the Company had total borrowings of $71.0 million compared to $71.3 million at December 31, 2009. Borrowings from the Federal Home Loan Bank remained constant at $70.0 million for the first three months of 2010 while securities sold under agreements to repurchase balances decreased to $973 thousand compared to $1.3 million at December 31, 2009. The Company anticipates paying down a portion of these borrowings in the second quarter of 2010 as liquidity needs are expected to decrease.

Stockholders’ Equity

Principally as a result of the Company’s net income for the first three months of 2010, stockholders’ equity increased to $44.0 million or approximately 5.4% of total assets at March 31, 2010 as compared to $43.8 million or 5.5% of total assets at December 31, 2009. A $204 thousand decrease resulting from the payment of our preferred dividends partially offset by an $86 thousand increase in unrealized gains on available for sale securities (net of income taxes) were the other primary factors contributing to the change in stockholders’ equity.

Plans are also being formulated as to the type and amount of an additional equity infusion. Given the state of equity markets currently, our ability to raise capital during the next six months is expected to be limited. While management expects any attempt to raise capital conducted any time in the future to be successfully completed, it should be noted that if additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the rate of future growth of the Company.

No cash dividends have been declared on common stock during 2010, and management does not anticipate future cash dividends on common stock for the foreseeable future. As of March 31, 2010, the Bank’s primary regulator categorized the Bank as “adequately-capitalized” under the regulatory framework for prompt corrective action. Actual capital amounts and ratios for the Company and the Bank at March 31, 2010 are presented in the following table (dollars in thousands):

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2010

					To be “well capitalized”
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2010
Total Capital (to Risk-Weighted Assets)
Company	$46,059	9.28%	$39,709	8.00%	$	n/a	n/a
Bank	$45,716	9.21%	$39,701	8.00%		$49,627	10.00%
Tier I Capital (to Risk-Weighted Assets)
Company	$39,614	7.98%	$19,855	4.00%	$	n/a	n/a
Bank	$39,272	7.91%	$19,851	4.00%		$29,776	6.00%
Tier I Capital (to Average Assets)
Company	$39,614	4.91%	$32,262	4.00%	$	n/a	n/a
Bank	$39,272	4.87%	$32,262	4.00%		$40,327	5.00%

Asset Quality

Over the course of the past two years, national credit quality has deteriorated as real estate markets have been hit with slowing sales and declining prices. The markets in which the Bank operates have also been affected by such downturns.

Management has taken what it believes to be an aggressive stance on identifying problems with credits and placing them on non-accruing status relatively early in its evaluation process. In addition, management has evaluated these credits and their ultimate collectability and believes that any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Bank’s existing allowance for loan losses.

The provision for loan losses charged to operations during the first three months of 2010 of $300 thousand, combined with charge-offs and recoveries of $3.2 million and $346 thousand, respectively, resulted in a net decrease in the allowance for loan losses of $2.5 million to $25.7 million or 4.7% of period end loans, excluding loans held for sale at March 31, 2010. At that date, the Company had approximately $11.8 million in loans 30 to 90 days delinquent, $2.0 million in loans over 90 days delinquent and still accruing interest and non-accruing loans totaling $33.6 million. In addition, the Company had $3.1 million in foreclosed assets and $73 thousand in repossessed personal property at March 31, 2010. The following table provides additional information about the Bank’s nonperforming assets as of March 31, 2010 and December 31, 2009 (dollars in thousands):

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2010

Nonperforming Assets

(dollars in thousands)

	At March 31, 2010	At December 31, 2009
Nonaccrual loans	$33,563	$32,792
Loan past due 90 or more days and still accruing interest	1,973	—
Restructured loans	—	811

Total nonperforming loans	35,536	33,603
Repossessed assets	73	—
Other real estate owned	3,084	1,665

Total nonperforming assets	$38,693	$35,268

Allowance for loan losses	$25,691	$28,231

Nonperforming loans to period end loans, excluding loans held for sale	6.56%	6.06%

Allowance for loan losses to period end loans, excluding loans held for sale	4.71%	5.08%

Nonperforming assets as a percentage of:
Loans and other real estate	7.10%	6.34%
Total assets	4.78%	4.45%

Ratio of allowance for loan losses to nonperforming loans	72.30%	84.01%

Impaired Loans. Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures the impairment in accordance with generally accepted accounting principles. The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals. At March 31, 2010, impaired loans totaled $89.3 million. Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $23.0 million in the aggregate.

Credit loss experience for the three months ended March 31, 2010 and 2009 is presented below (dollars in thousands).

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2010

Loan Loss and Recovery

	For the Three Months Ended March 31,
	2010	2009
Balance at beginning of the period	$28,231	$9,013
Provision for loan losses	300	2,305
Charge-offs
Construction and development	990	918
1-4 family residential	1,339	539
Multifamily	184	—
Nonfarm, non residential	216	—

Total real estate	2,729	1,457
Commercial	282	89
Consumer	175	7

Total charge-offs	3,186	1,553
Recoveries
Construction and development	327	—
1-4 family residential	3	1
Multifamily	—	—

Total real estate	330	1
Commercial	13	—
Consumer	3	—

Total recoveries	346	1

Net charge-offs	2,840	1,552
Balance at end of period	$25,691	$9,766

Average loans, excluding loans held for sale	$550,381	$580,831

Period end loans, excluding loans held for sale	$542,099	$585,285

Net charge-offs to average loans, excluding loans held for sale	0.52%	0.27%

Allowance for loan losses to period end loans, excluding loans held for sale	4.74%	1.67%

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

Management is currently making efforts to alter the composition of its loan portfolio so that a further downturn in a particular market or industry will not have a material impact on the loan portfolio as a whole or the Company’s financial condition. Given the current condition of the real estate markets in the Company’s footprint, real estate loans have been significantly curtailed. The Company continues to focus its lending effort toward providing credit to small businesses and consumers who are creditworthy.

Based on its current evaluation and upon data presently available, management believes that the Company’s allowance for loan losses is adequate.

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2010

Results of Operations

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Summary

Net income for the first quarter of 2010 totaled $348 thousand or $0.02 per basic weighted average share and diluted share compared to net income of $375 thousand or $0.02 per basic diluted share for the three months ended March 31, 2009, representing a decrease of $27 thousand or 7.2%. Provision for loan losses totaled $300 thousand for the period compared to $2.3 million for the first three months of 2009. Net interest income decreased by $525 thousand over the same period. Non-interest income decreased by $360 thousand or 22.6% over the same period in 2009 while non-interest expense increased by $1.0 million or 23.4%.

Net Interest Income

Net interest income, the primary component of the Company’s earnings, decreased from $5.5 million for the first three months of 2009 to $5.0 million for the first three months of 2010, a decrease of $525 thousand or 9.5%. Interest income decreased $900 thousand from $8.7 million for the first quarter of 2009 to $7.8 million for the first quarter of 2010. Interest expense decreased by $400 thousand from $3.2 million for the first three months of 2009 to $2.8 million for the first three months of 2010. The decrease in interest income quarter over quarter is attributable to the decline in the Company’s net interest margin, which decreased from 3.25% for the three months ended March 31, 2009 to 2.53% for the three months ended March 31, 2010.

Average interest-earnings assets for the first quarter of 2010 increased $112.1 million, or 16.5% as compared to the first quarter of 2009 while the average yield decreased by 118 basis points from 5.13% to 3.95%. The decrease in yield was driven by reduced yields on loans, including the impact on non-accrual loans, and higher levels on investment securities and cash equivalents which traditionally bear lower interest rates. Average interest-bearing liabilities increased by $115.1 million, or 19.7%, as a result of increases in deposits and borrowings. The average cost of interest-bearing liabilities decreased by 58 basis points from 2.18% to 1.60% principally due to lower borrowing costs combined with the downward repricing of the Company’s CD portfolio throughout 2009 and continuing into 2010.

The following tables illustrate the Company’s yield on earning assets and cost of funds for the three month periods ending March 31, 2010 and 2009.

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2010

Average Balances and Net Interest Income

(Dollars in thousands)

	For the Three Months Ended March 31,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense(2)(4)	Rate (1)(3)	Balance	Expense(2)(4)	Rate (1)(3)
Interest-earning assets:
Loans, including loans held for sale	$552,016	$7,175	5.20%	$583,734	$7,797	5.34%
Investment securities	102,703	544	2.12%	90,677	908	4.01%
Federal funds sold	—	—	—%	4,006	2	0.20%
Interest-earning cash deposits	135,783	78	0.23%	29	—	1.79%

Total interest-earning assets	790,502	7,797	3.95%	678,446	8,707	5.13%

Noninterest-earning assets:
Cash and due from banks	10,023			10,144
Property and equipment	5,842			7,038
Interest receivable and other	4,576			12,873

Total noninterest-earning assets	20,441			30,055

Total assets	$810,943			$708,501

Interest-bearing liabilities:
NOW accounts	60,131	52	0.35%	55,207	54	0.39%
Money markets	43,387	152	1.40%	37,225	155	1.67%
Savings deposits	89,923	246	1.09%	78,695	289	1.47%
Time deposits	435,912	2,174	1.99%	353,028	2,639	2.99%
Federal funds purchased/repurchase agreements	1,043	2	0.77%	1,453	3	0.83%
Borrowings	70,000	179	1.02%	59,707	50	0.33%

Total interest-bearing liabilities	700,396	2,805	1.60%	585,315	3,190	2.18%

Noninterest-bearing liabilities:
Demand deposits	61,963			60,957
Interest payable and other	4,963			4,238

Total noninterest-bearing liabilities	66,926			65,195

Total liabilities	767,322			650,510

Stockholders’ equity	43,621			57,991

Total liabilities and stockholders’ equity	$810,943			$708,501

Net interest income and interest rate spread		$4,992	2.34%		$5,517	2.95%

Net yield on average interest-earning assets			2.53%			3.25%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.87%			115.91%

(1)	Annualized
(2)	Interest income includes amortization of deferred loan fees
(3)	For amounts less than or equal to $1, yields are calculated using actual interest income and actual average asset totals not rounded values
(4)	Non-accrual loans are included in gross loans but interest is not included in interest income

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2010

The following tables illustrate the impact of changes in both rate and volume on the net interest income realized by the Company for the three month periods ending March 31, 2010 and 2009.

Volume and Rate Variance Analysis

(dollars in thousands)

		For Three Months Ended March 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate(1)	Volume(1)	Total	Rate(1)	Volume(1)	Total
Interest Income:
Loans, including loans held for sale	(199)	(423)	(622)	(2,549)	804	(1,745)
Investment securities	(516)	152	(364)	(105)	280	175
Federal funds sold	—	(2)	(2)	—	2	2
Interest-earning cash deposits	—	78	78	—	—	—

Total interest income	$(715)	$(195)	$(910)	$(2,654)	$1,086	$(1,568)

Interest expense:
NOW accounts	—	(2)	(2)	(125)	—	(125)
Money Markets	(1)	(2)	(3)	(141)	94	(47)
Savings deposits	(129)	86	(43)	(520)	390	(130)
Time deposits	(1,628)	1,163	(465)	(1,586)	156	(1,430)
Federal funds purchased and securities sold under agreements to repurchase	—	(1)	(1)	(60)	(60)	(120)
Borrowings	129	—	129	(8)	(168)	(176)

Total interest expense	(1,629)	1,244	(385)	(2,440)	412	(2,028)

Net increase in net interest income	$914	$(1,439)	$(525)	$(214)	$674	$460

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

Provisions for Loan Losses

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

Provision expense for the first three months of 2010 totaled $300 thousand compared to $2.3 million for the first three months of 2009. Management’s decision to increase the allowance for loan losses by $29.9 million in 2009 combined with the $9.6 million decrease in the loan portfolio during the first quarter of 2010 account for the decrease in provision expense in the first quarter of 2010.

Non Interest Income

Noninterest income for the quarter amounted to $1.2 million and was comprised primarily of fees generated from mortgage origination activities of $323 thousand and service charges on deposit accounts of $535 thousand. This compares with the first quarter of 2009 during which time the Company generated noninterest income of $1.6 million, of which $417 thousand was generated through mortgage origination activities and service charges on deposit accounts totaled $502 thousand. Noninterest income for the three months ended March 31, 2010 also included $113 thousand from increases in the cash surrender value of bank-owned insurance policies and $123 thousand in realized gains from the sale of investment securities. For the same period in 2009, these amounts were $142 thousand and $387 thousand, respectively.

1st Financial Services Corporation

Management’s Discussion and Analysis

March 31, 2010

Non Interest Expense

Non-interest expense for the first quarter increased to approximately $5.4 million as compared with $4.4 million during the same period in 2009. Compensation expense totaled approximately $2.5 million, and accounted for 45.2% of noninterest expenditures for the quarter compared to $2.3 million or 52.9% for the same period in 2009.

Deposit insurance premiums totaled $660 thousand for the period, an increase of $420 thousand or 175.0% over the premiums paid for the same period one year ago. Data processing and telecommunication expense increased to $481 thousand for the first three months of 2010 compared to $257 thousand for the same period in 2009 as the 2009 expenses included credits from the Company’s fourth quarter 2008 core systems conversion. Also contributing to the increase in non-interest expense quarter over quarter were write-downs and losses on sales of other real estate owned which totaled $125 thousand for the first three months of 2010.

Interest Sensitivity and Liquidity

One of the principal duties of the Company’s Asset/Liability Management Committee is management of interest rate risk. The Company regularly utilizes computer simulation modeling to assess the Company’s overall interest rate risk. The results of this modeling are then used to evaluate the possible need for adjustment of the duration of assets and/or liabilities and to implement strategies to accomplish such adjustments. The Committee reviews and approves comprehensive risk management strategies as well as significant individual transactions executed to modify the Company’s interest rate risk profile. Historically, management has viewed the maintaining of near neutral interest rate risk within a 100-200 basis points up or down band to be optimal. As a result of the current compressed margin environment, the Company’s asset sensitivity increased which in turn adversely impacted our net interest margin. Management believes that this situation will moderate as the Company’s CD portfolio continues to reprice downward. However, some residual impact of the recent significant decrease in rates is expected to linger for at least the remainder of 2010. In addition to management of interest rate risk, another function of the Asset/Liability Committee is evaluating the current liquidity of the Company and identifying and planning for future liquidity needs. Such needs primarily consist of insuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities. Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity. The Company’s “on balance sheet” liquidity ratio was 29% at March 31, 2010. Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4T.	Controls and Procedures

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to provide reasonable assurance that we were able to record, process, summarize and report in a timely manner the information required to be disclosed in periodic reports we file under the Exchange Act.

No change in our internal control over financial reporting was identified that occurred during the Company’s first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

3.01	Registrant’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.01 to the Annual Report on Form 10-K filed with the SEC on March 27, 2009)

3.02	Registrant’s Bylaws, as amended (incorporated herein by reference to Exhibit 3.02 the Current Report on Form 8-K filed with the SEC on May 30, 3008)

4.01	Form of Certificate for the Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report of Form 8-K filed with the SEC on November 18, 2008)

4.02	Warrant dated November 14, 2008, for the purchase of shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer (filed herewith)

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Mary K. Dopko (filed herewith)

32.01	Rule 1350 Certifications (filed herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Financial Services Corporation

Date: May 17, 2010	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Mary K. Dopko
Mary K. Dopko
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.32*	Employment Agreement between Registrant and the Bank, and Holly L. Schreiber (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2010)

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer (filed herewith)

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Mary K. Dopko (filed herewith)

32.01	Rule 1350 Certifications (filed herewith)

*	management contracts and compensatory arrangements