Form 10-Q
period 2010-06-30
1st Financial Services CORP
filed 2010-08-16
CIK 1434743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Common Stock, $5 par value

5,090,408 shares outstanding as of August 5, 2010

1st Financial Services Corporation

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

1st Financial Services Corporation

Consolidated Balance Sheets

June 30, 2010 (Unaudited) and December 31, 2009

(dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009
Assets

Cash and noninterest-bearing bank deposits	$10,457	$10,202
Interest-bearing deposits with banks	967	33
Due from Federal Reserve Bank	78,390	111,595

Total cash and cash equivalents	89,814	121,830
Investment securities available for sale	158,137	94,330
Investment securities held to maturity (fair value $5,029 at June 30, 2010 and $834 at December 31, 2009 )	4,986	805
Restricted equity securities	5,987	5,987
Loans held for sale	1,722	4,501
Loans, net of allowance for loan losses of $20,632 at June 30, 2010 and $28,231 at December 31, 2009	498,009	526,000
Bank owned life insurance	12,286	12,055
Property and equipment, net	5,084	6,027
Accrued interest receivable	2,546	2,524
Investment in real estate partnership	6,667	6,667
Real estate acquired in settlement of loans	7,816	1,667
Other assets	9,142	10,618

Total assets	$802,196	$793,011

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$67,681	$63,547
NOW accounts	60,609	63,667
Savings deposits	100,990	88,454
Money market accounts	47,439	42,272
Time deposits under $100	209,138	213,115
Time deposits of $100 and greater	203,137	202,227

Total deposits	688,994	673,282

Federal funds purchased and securities sold under agreements to repurchase	831	1,270
Other borrowings	52,775	70,000
Accrued interest payable	2,959	2,257
Due to broker	10,177	—
Other liabilities	2,133	2,440

Total liabilities	757,869	749,249

Stockholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; 16,369 shares issued and outstanding at June 30, 2010 and December 31, 2009	15,684	15,583
Common stock, $5.00 par value; 35,000,000 shares authorized; 5,083,116 and 5,010,117 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	25,415	25,050
Common stock warrant	1,016	1,016
Additional paid-in capital	17,543	17,804
Retained earnings (deficit)	(15,445)	(15,648)
Accumulated other comprehensive income (loss)	114	(43)

Total stockholders’ equity	44,327	43,762

Total liabilities and stockholders’ equity	$802,196	$793,011

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Income

Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income
Loans and fees on loans	$7,013	$8,074	$14,188	$15,871
Investment securities	619	637	1,162	1,545
Due from Federal Reserve Bank	62	—	141	—
Federal funds sold	—	2	—	4

Total interest income	7,694	8,713	15,491	17,420

Interest expense
Deposits	2,536	2,738	5,160	5,875
Federal funds purchased and securities sold under agreements to repurchase	1	4	3	7
Other borrowings	93	31	272	81

Total interest expense	2,630	2,773	5,435	5,963

Net interest income	5,064	5,940	10,056	11,457

Provision for loan losses	720	2,670	1,020	4,975

Net interest income after provision for loan losses	4,344	3,270	9,036	6,482

Noninterest income
Service charges on deposit accounts	579	547	1,114	1,049
Mortgage origination income	495	507	818	924
Other service charges and fees	119	90	230	174
Increase in cash surrender value of life insurance	117	135	230	277
Gain on sale of investment securities, net	377	164	500	551
Loss on restricted equity security	—	(424)	—	(424)
Gain on sale of small business administration loans	129	—	129	—
Other income	4	29	30	88

Total noninterest income	1,820	1,048	3,051	2,639

Noninterest expense
Salaries and employee benefits	2,675	2,463	5,131	4,787
Occupancy	423	366	839	754
Equipment	315	369	639	700
Advertising	124	116	272	282
Data processing and telecommunications	504	324	985	581
Deposit insurance premiums	420	568	1,080	808
Professional fees	326	227	561	484
Printing and supplies expense	66	70	134	139
OREO expense	167	991	361	953
Loss on sale of respossessions acquired in settlement of loans	9	427	9	427
Debt extinguishment expense	66	—	66	—
Other	536	664	978	1,064

Total noninterest expense	5,631	6,585	11,055	10,979

Income (loss) before income taxes	533	(2,267)	1,032	(1,858)

Income tax expense (benefit)	168	(806)	319	(773)

Net income (loss)	365	(1,461)	713	(1,085)

Accretion of preferred stock to redemption value	51	51	101	101
Dividends on preferred stock	205	205	409	410

Net income (loss) available to common stockholders	$109	$(1,717)	$203	$(1,596)

Basic income (loss) per share	$0.02	$(0.34)	$0.04	$(0.32)

Diluted income (loss) per share	$0.02	$(0.34)	$0.04	$(0.32)

Basic weighted average shares outstanding	5,024,482	5,000,831	5,021,167	4,998,929

Diluted weighted average shares outstanding	5,024,482	5,000,831	5,022,939	4,998,929

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2010 and 2009 (Unaudited)

(dollars in thousands, except share data)

	Common Stock		Preferred Stock			Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Warrant	Capital	(Deficit)	(Loss)	Total
Balance, December 31, 2008	4,997,027	$24,985	16,369	$15,380	$1,016	$17,778	$3,933	$(522)	$62,570
Issuance of common stock	4,221	21	—	—	—	(2)	—	—	19
Stock compensation expense	—	—	—	—	—	18	—	—	18
Preferred dividend	—	—	—	—	—	—	(412)	—	(412)
Accretion of preferred stock to redemption value	—	—	—	101	—	—	(101)	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	—	(1,085)	—	(1,085)
Net unrealized gain on investment securities available for sale, net of income taxes of $547	—	—	—	—	—	—	—	872	872
Reclassification adjustment for gains included in net income, net of income taxes of $(212)	—	—	—	—	—	—	—	(339)	(339)

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(552)

Balance, June 30, 2009	5,001,248	$25,006	16,369	$15,481	$1,016	$17,794	$2,335	$11	$61,643

Balance, December 31, 2009	5,010,117	$25,050	16,369	$15,583	$1,016	$17,804	$(15,648)	$(43)	$43,762

Issuance of common stock	72,999	365	—	—	—	(284)	—	—	81
Stock compensation expense	—	—	—	—	—	23	—	—	23
Preferred dividend	—	—	—	—	—	—	(409)	—	(409)
Accretion of preferred stock to redemption value	—	—	—	101	—	—	(101)	—	—
Comprehensive income
Net income	—	—	—	—	—	—	713	—	713
Net unrealized gain on investment securities available for sale, net of income taxes of $291	—	—	—	—	—	—	—	464	464
Reclassification adjustment for gains included in net income, net of income taxes of $(193)	—	—	—	—	—	—	—	(307)	(307)

Total comprehensive income	—	—	—	—	—	—	—	—	870

Balance, June 30, 2010	5,083,116	$25,415	16,369	$15,684	$1,016	$17,543	$(15,445)	$114	$44,327

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009 (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$713	$(1,085)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	612	750
Provision for loan losses	1,020	4,975
Deferred income taxes	1,635	(1,266)
Amortization of premium on securities, net of discount accretion	735	273
Origination of available for sale loans	(34,743)	(66,323)
Sales of available for sale loans	37,522	65,828
Net gains on sales of investment securities	(500)	(551)
Net gains on sales of loans	(129)	—
Net loss on sales of repossessions acquired in settlement of loans	9	427
Net (gain) loss on sale of real estate acquired in settlement of loans	(9)	1,011
Net loss on sale/disposal of equipment	59	—
Stock compensation expense	23	18
Loss on restricted equity securities	—	424
Loss on writedown of OREO	141	—
Increase in cash surrender value of bank owned life insurance	(230)	(277)
Changes in assets and liabilities:
Accrued interest receivable	(22)	(23)
Other assets	(191)	(1,202)
Accrued interest payable	702	(1,030)
Other liabilities	(307)	796

Net cash provided by operating activities	7,040	2,745

Cash flows from investing activities
Purchases of investment securities available for sale	(95,828)	(56,102)
Sales of investment securities available for sale	34,330	60,099
Maturities and calls of investment securities available for sale	7,885	9,554
Purchases of investment securities held to maturity	(4,232)	—
Maturities and calls of investment securities held to maturity	50	—
Purchases of restricted equity securities	—	(281)
Sales of restricted equity securities	—	2,160
Proceeds from sale of branch	4,512	—
Proceeds from sale of other real estate	1,645	—
Improvements to foreclosed assets	(219)	—
Net decrease (increase) in loans	19,321	(10,425)
Purchases of property and equipment	(72)	(249)

Net cash provided by/(used in) investing activities	(32,608)	4,756

Cash flows from financing activities
Proceeds from the issuance of common stock	81	19
Net increase in deposits	11,544	6,927
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(439)	(101)
Net decrease in borrowings	(17,225)	(8,000)
Dividends paid on preferred stock	(409)	(412)

Net cash provided by/(used in) financing activities	(6,448)	(1,567)

Net increase (decrease) in cash and cash equivalents	(32,016)	5,934

Cash and cash equivalents, beginning	121,830	10,281

Cash and cash equivalents, ending	$89,814	$16,215

Supplemental disclosure of cash flow information
Transfer of loans to real estate acquired in settlement of loans	$7,707	$3,882

Transfer of loans to repossessions acquired in settlement of loans	$72	$44

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

Note 1. Organization and Summary of Significant Accounting Policies

Organization

1st Financial Services Corporation (“1st Financial” or the “Company”), formed in May 2008, is a North Carolina corporation and the sole owner of all of the stock of Mountain 1st Bank & Trust Company (the “Bank”). The Bank is a North Carolina chartered, non-member bank, which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004, and commenced operations on May 14, 2004. The Bank is headquartered in Hendersonville, North Carolina and currently conducts business in nine western North Carolina counties through 14 full-service branch offices. As a state chartered bank, the Bank is subject to regulation by the North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation. The Company is also regulated, supervised and examined by the Board of Governors of the Federal Reserve System.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiary, Clear Focus Holdings, LLC. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of 1st Financial Services Corporation as of June 30, 2010, its results of operations for the three and six month periods ended June 30, 2010 and 2009 and its cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2010 and 2009. Management believes all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, contained in the Company’s filing on Form 10-K. The accounting policies of the Company and the Bank follow generally accepted accounting principles and practices within the financial services industry.

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

Recent Accounting Developments

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures for the Company have been reflected in Note 6 – Fair Value Measurements.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for a Securities and Exchange Commission filer to disclose the date through which subsequent events were evaluated. The

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

amendments were effective upon issuance and had no significant impact on the Company’s consolidated financial statements.

In July 2010, Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses). This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Investment Securities

The Company maintains a portfolio of investment securities as part of its asset/liability and liquidity management program, which emphasizes effective yields and maturities to match its needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet liquidity and interest rate sensitivity needs for the Company.

Held to maturity securities are bonds, notes, debentures, and investments in bank certificates of deposit at insured depository institutions for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity or call date. Investments in held to maturity securities at June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held to Maturity

Municipal securities	$754	$797	$805	$834
Bank certificates of deposit	4,232	4,232	—	—

Total securities held to maturity	$4,986	$5,029	$805	$834

Available for sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held-to-maturity securities. Investments in available-for-sale securities at June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale

U.S. Government agencies	$39,113	$—	$330	$38,783
Government-sponsored enterprises	38,984	26	—	39,010
Mortgage-backed securities	79,854	520	30	80,344

Total securities available for sale	$157,951	$546	$360	$158,137

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale

U.S. Government agencies	$26,902	$1	$307	$26,596
Government-sponsored enterprises	500	2	—	502
Mortgage-backed securities	66,993	480	241	67,232

Total securities available for sale	$94,395	$483	$548	$94,330

Unrealized gains and losses on available-for-sale securities are reported net of tax as a separate component of stockholders’ equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the effective interest rate method over the period to maturity or call date.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. As of June 30, 2010, the Company has experienced no declines in the value of securities that were considered to be other than temporary in nature.

The following table details the gross unrealized losses and related fair values in the Company’s available-for-sale investment securities. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010 (dollars in thousands).

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$29,375	$190	$8,986	$140	$38,361	$330
Mortgage-backed securities	9,862	30	—	—	9,862	30

Total temporarily impaired securities	$39,237	$220	$8,986	$140	$48,223	$360

A total of fifteen individual securities were in a continuous loss position for 12 months or more at June 30, 2010. The Company has the ability and intent to hold these securities until such time as the value recovers or the security matures. The Company believes, based on industry analyst reports and credit ratings, the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered to be other than temporary.

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

For the six months ended June 30, 2010, basic and diluted weighted average shares outstanding totaled 5,021,167 and 5,022,939, respectively, amounting to basic earnings per share (EPS) and diluted earnings per share of $0.04 per share for the period. For the six months ended June 30, 2009, basic weighted average shares outstanding and diluted weighted average shares outstanding totaled 4,998,929 resulting in basic earnings per share and diluted earnings per share of $(0.32) per share for the period.

Additionally, 810,847 shares attributable to outstanding stock options and 276,815 warrants to purchase common stock were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2010, because their inclusion would have been anti-dilutive. For the six months ended June 30, 2009, 888,582 shares and 276,815 warrants were excluded from the diluted earnings per share calculations for the same reason.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

Note 4. Off-Balance Sheet Items

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Company’s commitments at June 30, 2010 and December 31, 2009, follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Commitments to extend credit	$50,510	$66,582
Standby letters of credit	1,265	3,301

	$51,775	$69,883

Note 5. Stock-based Compensation

In 2008, the Company’s shareholders approved the Omnibus Plan, pursuant to which incentive stock options, nonqualified stock options, performance shares, stock appreciation rights, and restricted stock may be granted to officers and employees of the Company and the Bank, and nonqualified stock options and restricted stock awards be granted to directors of the Company and the Bank. An additional 250,000 shares of the Company’s common stock was reserved and made available for awards under the Omnibus Plan.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatility of the Company’s stock’s trading history. The expected life is based on the average life of the options and the weighted average graded vesting period, and forfeitures are estimated based on the Company’s history. No options were granted during the three or six-month periods ended June 30, 2010.

The Company recognized $22,973 in stock compensation expense during the first six months of 2010, compared to $12,432 during the first six months of 2009 related to the vesting of stock options during those periods.

A summary of option activity under the Company’s stock option plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Instrinsic Value
Outstanding, January 1, 2010	867,255	$8.43
Granted	—	—
Forfeited	56,408	5.92
Exercised	—	—

Outstanding, June 30, 2010	810,847	$8.60	4.84 Years	$—

Exerciseable, June 30, 2010	802,347	$8.55	4.80 Years	$—

During 2010, no options were granted or exercised; however, 56,408 options were forfeited. As of June 30, 2010, there was $13,478 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of .85 years. There is no intrinsic value in these stock options as of June 30, 2010, as the exercise prices are greater than the last traded price of the Company’s common stock.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

Service-Based Awards

The Company recognizes compensation (salaries and employee benefits) expense over the restricted period for service-based awards. Compensation expense recognized for nonvested service-based shares during the six months ended June 30, 2010 and 2009, totaled $43,985 and $5,520, respectively. The shares issued vest ratably over three-to-five years.

Nonvested share activity under the plan at and for the six months ended June 30, 2010 follows:

Shares
Outstanding at December 31, 2009	10,000
Granted	50,165
Vested	(2,000)
Forfeited	—

Outstanding at June 30, 2010	58,165

As of June 30, 2010, there was $107,424 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a remaining weighted-average period of .96 years.

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

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	June 30, 2010
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities:
U.S. Government agencies	$—	$38,783	$—
Government-sponsored enterprises	—	39,010	—
Mortgage-backed securities	—	80,344	—

Total securities available for sale	$—	$158,137	$—

	December 31, 2009
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities:
U.S. Government agencies	$—	$26,596	$—
Government-sponsored enterprises	—	502	—
Mortgage-backed securities	—	67,232	—

Total securities available for sale	$—	$94,330	$—

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

Assets measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009, are as follows (dollars in thousands):

	June 30, 2010
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans:
Construction and development	$—	$21,940	$—
1-4 family residential	—	14,264	—
Nonfarm, non residential	—	8,309	—

Total impaired real estate loans		44,513
Commercial and industrial	—	8,883	—
Consumer	—	—	—

Total impaired loans	—	53,396	—
Mortgage loans held for sale	—	1,722	—
Real estate and other assets acquired through foreclosure	—	7,822	—

	$—	$62,940	$—

	December 31, 2009
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans:
Construction and development	$—	$40,963	$—
1-4 family residential	—	20,078	—
Nonfarm, non residential	—	11,098	—

Total impaired real estate loans		72,139
Commercial and industrial	—	8,702	—
Consumer	—	215	—

Total impaired loans	—	81,056	—
Mortgage loans held for sale	—	4,501	—
Real estate and other assets acquired through foreclosure	—	1,667	—

	$—	$87,224	$—

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs.

Real estate acquired in settlement of loans is adjusted to fair value upon transfer of the loans. Subsequently, the assets are carried at the lower of carrying value or fair value less costs to sell. Fair value is based upon independent market prices, fair values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or current appraised value, the Company records the asset as nonrecurring Level 2 inputs.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

Mortgage loans held for sale are carried at the lower of cost or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics and accordingly, considered nonrecurring Level 2 inputs.

There were no transfers of assets measured at fair value between Level 1 and Level 2 measurements during the second quarter or first half of 2010.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

The table below summarizes fair value estimates as of June 30, 2010 and December 31, 2009, for the Company’s financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Noninterest-Bearing Bank Deposits, Federal Funds Sold, Interest-Bearing Deposits with Banks and Due from Federal Reserve Bank

The carrying amounts for cash and noninterest-bearing bank deposits, federal funds sold, interest-bearing deposits with banks and due from Federal Reserve Bank approximate fair value because of the short maturities of those instruments. These instruments are considered cash and cash equivalents.

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

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

The estimated fair value of the Company’s financial instruments as of June 30, 2010 and December 31, 2009, are as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$89,814	$89,814	$121,830	$121,830
Investment securities available for sale	158,137	158,137	94,330	94,330
Investment securities held to maturity	4,986	5,029	805	834
Investment in real estate partnership	6,667	7,012	6,667	7,012
Loans held for sale	1,722	1,722	4,501	4,501
Loans	518,641	495,731	554,231	551,575
Bank owned life insurance	12,286	12,286	12,055	12,055
Financial Liabilities:
Deposits	688,994	629,387	673,282	638,855
Federal funds purchased and securities sold under agreements to repurchase	831	831	1,270	1,270
Borrowings	52,775	52,803	70,000	70,011

Note 7. Employee Stock Purchase Plan

The Company has a non-compensatory Employee Stock Purchase Plan for the benefit of officers and employees of the Bank whereby officers and employees are allowed to have the Company make payroll withholdings for the purpose of buying Company stock.

The purchase price is 95 percent of the closing quoted market price of the last business day of the quarter. Shares for the quarter are purchased during the first month of the following quarter. During the first six months of 2010, the Company issued 12,834 shares under this plan.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

1st Financial Services Corporation (the “Company”) is a North Carolina corporation headquartered in Hendersonville, North Carolina that when it was formed in May 2008 became the sole owner of all of the capital stock of Mountain 1st Bank & Trust Company (the “Bank”). The Bank is a North Carolina state chartered, non-member bank, which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004, and began operations on May 14, 2004. Currently, the Bank conducts business through 14 full-service branch offices located in nine western North Carolina counties.

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

Management has provided the following discussion and analysis to address information about the Company’s financial condition and results of operations which may not otherwise be apparent from the consolidated financial statements included in this Report. Reference should be made to those statements for an understanding of the following discussion and analysis. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto located herein and in the Company’s filing on Form 10-K for the year ended December 31, 2009.

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Those statements may be identified by the use of terms such as “may,” “will,” “should,” “could,” “plans,” “intends,” “anticipates,” “expects”, “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) the impact of the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act, the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain; (2) competitive pressure among depository institutions increases significantly; (3) credit quality deterioration which could cause an increase in the provisions for loan losses; (4) general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are worse than expected; (5) regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank; (6) revenues are lower than expected; (7) the availability of and/or an unexpectedly high cost of additional capital; (8) the effects of the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments; (9) the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (10) volatility in the credit or equity markets and its effect on the general economy; (11) demand for the products or services of the Company, as well as its ability to attract and retain qualified people; (12) our failure to meet the capital ratio requirements in the Stipulation to the Issuance of Consent Order (the “Stipulation”) agreeing to the issuance of a Consent Order (the “Consent Order”) with the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”); (13) the effect of other requirements in the Consent Order to which we are subject and any further regulatory actions; (14) the costs and effects of legal, accounting and regulatory developments and compliance, including the Consent Order; and (15) factors discussed in reports previously filed by the Company.

The Company cautions the foregoing list of important factors is not exhaustive.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

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

During the first quarter of 2010, the Bank entered into the Stipulation agreeing to the issuance of the Consent Order with the FDIC and the Commissioner. Although the Bank neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Consent Order, which requires it to undertake a number of actions including implementing plans to improve documentation regarding risk management and compliance systems, oversight and review functions, operating and financial management and capital plans. As a result, the Company expects to continue its focus on improving asset quality and profitability until capital levels are increased. The Consent Order and the actions the Bank has taken to comply with the Consent Order are discussed in further detail in Items 1 and 7 contained in the Company’s filing on Form 10-K for the year ended December 31, 2009.

Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010. The Act is a significant piece of legislation that will have major effects on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies. Management is currently evaluating the impact of the Act, however, uncertainty remains as to its operational impact, which could have a material adverse impact on the Company’s business, results of operations and financial condition. Many of the provisions of the Act are aimed at financial institutions that are significantly larger than the Company and the Bank. Notwithstanding this, there are many other provisions that the Company and the Bank are subject to and will have to comply with, including any new rules applicable to the Company and the Bank promulgated by the Bureau of Consumer Financial Protection, a new regulatory body dedicated to consumer protection. As rules and regulations are published by the agencies responsible for implementing and enforcing the Act, the Company and the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

Critical Accounting Policies

The Company’s most significant critical accounting policy is the determination of the Bank’s allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of actual future loan losses differ significantly from those assumptions used in making a determination, the allowance for loan losses and resultant provisions for loan losses could materially impact the Company’s financial position and results of operations. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality” and “Analysis of Allowance for Loan Losses” and Note 1 to the audited financial statements for the year ended December 31, 2009, contained in the Company’s filing on Form 10-K.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be expected to be considered material to investors.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history. Unemployment is at record levels and both residential and commercial real estate values have been severely impacted. In an attempt to bolster the economy, the Federal Reserve embarked in 2007 to dramatically reduce interest rates. From late 2007 through 2008, the Fed reduced rates by 425 basis points. With the slowing economy, falling real estate values and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality. These conditions culminated with our increasing our allowance for loan losses by $29.9 million in 2009 and suffering a net loss in 2009 of $18.6 million. While we expect to see some net interest margin improvement in 2010, we also expect to incur increased expense as we manage our troubled assets. Our markets continue to feel the effects of the recession and we do not foresee substantial improvements in either unemployment or real estate values until late in 2010, at the earliest.

Overview

The Company’s primary market area is located in the mountain region of southwestern North Carolina. The principal business sectors in this region include service companies directly or indirectly linked to tourism, which is one of the largest economic drivers of the region, small to mid-sized manufacturing companies, real estate development, particularly relating to the ongoing growth of the area as a retirement and second home destination, the arts and crafts industry, and to a lesser degree, agriculture.

The Bank believes its current base of business is relatively well diversified as is the general economic base of the region as a whole. The only concentration identified by management within the Bank’s lending portfolio is in loans secured by real estate. At June 30, 2010, loans collateralized by real estate, comprise approximately 85% of the Banks’ total loan portfolio. Management believes concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral. These include residential, multifamily and commercial properties. The Bank’s loan portfolio includes $132.8 million in loans classified as construction or acquisition and development (of which $71.1 million are land loans) and $182.7 million in loans classified as commercial real estate (CRE), representing 25.6% and 35.3%, respectively of the total portfolio. By way of comparison, at March 31, 2010, the Bank’s loan portfolio included $145.3 million in loans classified as construction or acquisition and development (of which $68.5 million were land loans) and $190.5 million in loans classified as CRE, representing 26.8% and 35.1%, respectively of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios. At June 30, 2010, loans exceeding regulatory loan-to-value guidelines represented 113.6% of risk-based capital, primarily due to market value adjustments on the underlying collateral of the Company’s real estate loan portfolio.

Banking regulators have continued to issue guidance to banks concerning their perception of general risk levels associated with higher concentrations of CRE as a proportion of total loans and as a percentage of capital within bank loan portfolios. It remains management’s understanding that regulatory interpretations of this guidance would not necessarily prohibit future growth for banks with concentrations of CRE, however, additional monitoring and risk management procedures are likely to be required for portfolios with higher levels of CRE and additional CRE lending may also be curtailed. Management has continued efforts to refine enhanced monitoring systems pertaining to the Bank’s CRE portfolio, with particular emphasis on construction and acquisition and development lending which comprises a material portion of the Bank’s CRE portfolio. In addition to continued enhanced monitoring of this portion of the loan portfolio, management has curtailed lending to new acquisition and development projects and anticipates this component of the portfolio to decline substantially over time.

The Company’s total assets were $802.2 million at June 30, 2010, an increase of $9.2 million, from $793.0 million at December 31, 2009. Funding provided by the $15.7 million net increase in deposits was used along with proceeds from loan repayments and cash on deposit with the Federal Reserve to purchase investment securities. As of June 30, 2010, the Company had committed to purchase $10.2 million of investment securities, which traded in June, yet will settle in the third quarter. The securities are recorded on the balance sheet as of June 30, 2010, with a corresponding due to broker liability. When the securities settled in July 2010, total assets decreased by $10.2

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

million as cash on hand was used to settle the Due to Broker liability. Although the Bank’s total assets grew for the first half of 2010, overall growth plans have now been purposely slowed in response to the Consent Order, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements. The Company expects further declines in total assets throughout the remainder of 2010.

For the first five years of operation, management’s business plan has been predicated upon the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area. However, due to the current economic environment and the Consent Order, management does not expect to continue to open new branch offices to augment the current branch network for the foreseeable future. Instead, management will focus on the management of its nonperforming loan portfolio and its other real estate owned, while simultaneously growing existing branches and markets.

The Company’s primary source of revenue is derived from interest income produced through traditional banking activities such as generating loans and earning interest on securities. Additional sources of income are derived from fees on deposit accounts and from mortgage origination services.

Maintaining sound asset quality is another key focal point for the Company. As a result of the current economic environment, the Bank experienced an increase in nonperforming assets (nonaccruing loans and accruing loans past due 90 or more days) beginning in 2009, which resulted in a significant increase in our allowance for loan losses. This development is further discussed under the heading “Asset Quality” below. The business of lending to small businesses and consumers carries with it significant credit risks, which must be continually managed. Management monitors asset quality and credit risk on an ongoing basis and fully expects to experience credit losses in the future, but we believe we have made substantial progress in identifying and quantifying the impact of the current economic environment on our loan portfolio and overall financial condition. Management continues to engage third-party consultants to assist in monitoring and evaluating the quality of the portfolio.

Financial Overview

The Company’s assets increased by $9.2 million during the first half of 2010 from $793.0 million at December 31, 2009 to $802.2 million at June 30, 2010. Investment securities climbed by $68.0 million, or 71.5%, from $95.1 million at December 31, 2009 to $163.1 million at June 30, 2010. During the first half of 2010, gross loans decreased by $38.3 million, or 6.9% from $558.7 million on December 31, 2009 to $520.4 million at June 30, 2010, as management purposely slowed loan growth in response to current economic conditions. During the same period, deposits increased to $689.0 million on June 30, 2010, compared with $673.3 million at the end of 2009, an increase of $15.7 million, or 2.3%. Borrowings from the Federal Home Loan Bank declined $20 million during the second quarter to $50 million at June 30, 2010. The Company’s loan-to-asset ratio decreased from 70.5% at December 31, 2009, to 64.9% at June 30, 2010, principally reflecting an increase in loan repayments over loan production. During the second quarter of 2010, the Company recorded net income of $365,000, compared to a net loss of ($1.5) million for the 2009 second quarter. Provision for loan losses was $720,000 for the second quarter of 2010, compared to $2.7 million for the second quarter of 2009. During the same period, the Company’s net interest margin decreased to 2.60%, compared with 3.45% for the second quarter of 2009, primarily as a result of higher levels of cash equivalents and nonaccrual loans combined with historically low interest rates. Accordingly, net interest income for the quarter decreased to $5.1 million, compared with $5.9 million for the second quarter of 2009. Noninterest income for the quarter totaled $1.8 million, compared to $1.0 million recorded during the second quarter of 2009. Noninterest expense for the second quarter declined to $5.6 million, compared with $6.6 million during the same period in 2009, driven by $1.4 million of losses taken in the 2009 second quarter in connection with foreclosed real estate and repossessed assets, versus $175,000 in the 2010 second quarter. The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance. While management is somewhat dissatisfied with the second quarter and first half financial performance, we are confident in the strength of the Company’s franchise value and believe we are well positioned for the eventual improvement in economic conditions.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

Loans

Net loans outstanding (excluding loans held for sale) were $498.0 million at June 30, 2010, compared to $526.0 million on December 31, 2009, a decrease of $28.0 million, or 5.3%. Before the allowance for loan losses, outstanding loans decreased $35.6 million, or 6.4%, from $554.2 million at December 31, 2009 to $518.6 million at June 30, 2010. The major components of loans at June 30, 2010 and December 31, 2009, follow (dollars in thousands):

	June 30, 2010	December 31, 2009
Real estate:
Construction and development	$132,829	$150,163
1-4 family residential	123,387	119,539
Multifamily	2,269	7,410
Nonfarm, nonresidential	182,652	194,337

Total real estate	441,137	471,449
Commercial and industrial loans	72,778	76,992
Consumer	4,726	5,790

	518,641	554,231
Allowance for loan losses	20,632	28,231

	$498,009	$526,000

Approximately $30.1 million of our outstanding loans are attributable to a relationship that has been established with Live Oak Bank, a de novo state chartered bank located in eastern North Carolina. Live Oak Bank focuses on the origination and servicing of loans to small businesses, primarily small business loans guaranteed by the Small Business Administration (SBA). The Bank has worked with Live Oak Bank since its inception to originate loans. The Bank also originates services and sells SBA loans on its own. We expect to continue both originating and purchasing SBA loans and management feels this will positively impact future earnings.

Management expects loan growth will continue to be muted during the remainder of 2010 as a result of the economic uncertainties that are expected to persist for at least the duration of 2010.

Deposits

Total deposits at June 30, 2010 were $689.0 million, compared to $673.3 million on December 31, 2009, an increase of $15.7 million, or 2.3%. The rise in deposits was attributable to increases of $4.1 million in demand deposits, $12.5 million in savings deposits, and $5.2 million in money market accounts, partially offset by declines of $3.1 million and $3.0 million in interest-bearing checking accounts and certificates of deposits, respectively. In addition to attracting new core deposit customers, our existing customers, in this low interest rate environment, are exhibiting a preference to maintaining their funds in short-term liquid investments, such as our savings and money market deposit accounts. As a consequence, customers are often taking the funds from maturing certificates and depositing them into savings, checking, and money market accounts.

Borrowings

As of June 30, 2010, the Company had total borrowings of $53.6 million compared to $71.3 million at December 31, 2009. Borrowings from the Federal Home Loan Bank declined from $70.0 million at year-end 2009 to $50 million at June 30, 2010. The Bank used excess liquidity to reduce its outstanding borrowings by $20.0 million during the second quarter and incurred a $66,200 prepayment penalty on the early repayment of this debt. The Company anticipates paying down an additional $15 million of borrowings in the third quarter of 2010 as liquidity needs are expected to continue to decrease.

Stockholders’ Equity

Consolidated stockholders’ equity increased to $44.3 million, or 5.5%, of total assets at June 30, 2010, compared to $43.8 million, or 5.5%, of total assets at December 31, 2009. Net earnings for the first half of 2010 mainly contributed to the increase. A $409,000 decrease resulting from the payment of the dividends on our preferred

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

stock, partially offset by a $157,000 increase in unrealized gains on available for sale securities (net of income taxes) were the other factors contributing to the change in stockholders’ equity during the first half of 2010. Book value per common share was $5.63 at June 30, 2010, up slightly from $5.62 at December 31, 2009.

No cash dividends have been declared on common stock during 2010, and management does not anticipate cash dividends on common stock for the foreseeable future. Further, beginning in August 2010, the Company expects to defer the payment of cash dividends on its preferred stock.

As of June 30, 2010, the Bank’s primary regulator categorized the Bank as “adequately-capitalized” under the regulatory framework for prompt corrective action. Actual capital amounts and ratios for the Company and the Bank at June 30, 2010 are presented in the following table (dollars in thousands):

	Actual		To Be “Adequately- Capitalized”		To Be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2010
Total Capital (to Risk-Weighted Assets)
Company	$49,491	9.80%	$40,386	8.00%	$	n/a	n/a
Bank	$49,364	9.78%	$40,380	8.00%		$50,474	10.00%
Tier I Capital (to Risk-Weighted Assets)
Company	$43,004	8.52%	$20,193	4.00%	$	n/a	n/a
Bank	$42,878	8.49%	$20,190	4.00%		$30,285	6.00%
Tier I Capital (to Average Assets)
Company	$43,004	5.42%	$31,742	4.00%	$	n/a	n/a
Bank	$42,878	5.40%	$31,739	4.00%		$39,674	5.00%

The Consent Order requires the Bank to have and maintain Tier I Capital in such an amount as to equal or exceed 8% of the Bank’s total assets and total risk-based capital in such an amount as to equal or exceed 12% of the Bank’s total risk-weighted assets. Plans are also being formulated as to the type and amount of an additional equity infusion. Given the state of equity markets currently, our ability to raise capital during the next six months is unknown. If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company.

Asset Quality

Over the course of the past two years, national credit quality has deteriorated as real estate markets have been hit with slowing sales and declining prices. The markets in which the Bank operates have also been affected by such downturns.

Although management believes the Company appropriately reserved for our problem assets at year-end 2009, we nonetheless continue to experience the effects of asset devaluation in our markets as the economy and businesses struggle to recover. We have recently allocated significant additional resources toward expeditious resolution of our nonperforming loans and those assets we have foreclosed upon. We anticipate additional provisioning and charge-offs during the remainder of the year to stay ahead of this aggressive resolution process. As of June 30, 2010, nonperforming assets were $36.9 million, up $2.4 million from $34.5 million at December 31, 2009, yet down $1.8 million from $38.7 million at March 31, 2010. As a percentage of period-end portfolio loans and other real estate, nonperforming assets were 7.02% at June 30, 2010, versus 6.20% at year-end 2009. The allowance for loan losses as of percentage of period-end portfolio loans stood at 3.98% at June 30, 2010, down from 5.09% at December 31, 2009, mainly reflecting $8.6 million charge-offs taken during 2010.

The provision for loan losses was $1.0 million for the first half of 2010, compared to nearly $5.0 million in the year-earlier period, while net charge-offs were $8.6 million in the 2010 first half, compared to net charge-offs of $2.7 million in the 2009 first half. At June 30, 2010, the allowance for loan losses was $20.6 million, or 3.98% of period-

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

end loans, up significantly from $11.3 million, or 1.92% of period-end loans, as of June 30, 2009. The increase in the allowance for loans losses resulted from sizable provisions taken in the third and fourth quarters of 2009.

As of June 30, 2010, the Company had $14.1 million in loans 30 to 90 days delinquent, no loans over 90 days delinquent and still accruing interest, and nonaccruing loans totaling $29.1 million. In addition, the Company had $7.8 million in foreclosed assets and $6,500 in repossessed personal property at June 30, 2010. The following table provides additional information about the Bank’s nonperforming assets as of June 30, 2010 and December 31, 2009:

Nonperforming Assets

(dollars in thousands)

	At June 30, 2010	At December 31, 2009

Nonaccrual loans	$29,112	$32,792
Loan past due 90 or more days and still accruing interest	—	—

Total nonperforming loans	29,112	32,792
Repossessed assets	6	—
Other real estate owned	7,816	1,665

Total nonperforming assets	$36,934	$34,457

Allowance for loan losses	$20,632	$28,231

Nonperforming loans to period end loans, excluding loans held for sale	5.61%	5.92%

Allowance for loan losses to period end loans, excluding loans held for sale	3.98%	5.09%

Nonperforming assets as a percentage of:
Loans and other real estate	7.02%	6.20%
Total assets	4.60%	4.35%

Ratio of allowance for loan losses to nonperforming loans	70.87%	86.09%

Impaired Loans. Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures the impairment in accordance with generally accepted accounting principles. The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals. At June 30, 2010, impaired loans totaled $53.4 million. Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $15.7 million in the aggregate.

Loan loss experience for the six months ended June 30, 2010 and 2009, is presented below (dollars in thousands).

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

Loan Loss and Recovery

	For the Six Months Ended June 30,
	2010	2009

Balance at beginning of the period	$28,231	$9,013
Provision for loan losses	1,020	4,975
Charge-offs
Construction and development	5,569	1,471
1-4 family residential	1,688	1,072
Multifamily	184	—
Nonfarm, non residential	695	—

Total real estate	8,136	2,543
Commercial	527	160
Consumer	313	15

Total charge-offs	8,976	2,718
Recoveries
Construction and development	330	—
1-4 family residential	4	2
Nonfarm, non residential	4	—

Total real estate	338	2
Commercial	14	20
Consumer	5	4

Total recoveries	357	26

Net charge-offs	8,619	2,692

Balance at end of period	$20,632	$11,296

Average loans, excluding loans held for sale	$541,583	$583,205

Period end loans, excluding loans held for sale	$518,641	$587,589

Net charge-offs to average loans, excluding loans held for sale (1)	3.18%	0.92%

Allowance for loan losses to period end loans, excluding loans held for sale	3.98%	1.92%

(1)	Annualized

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

Management has taken what it believes to be an aggressive stance on identifying problems with credits and placing them on nonaccruing status relatively early in its evaluation process. In addition, management has evaluated these

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

credits and their ultimate collectability and believes any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Bank’s existing allowance for loan losses. Based on its current evaluation and upon data presently available, management believes that the Company’s allowance for loan losses is adequate.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Summary

The Company’s net income was $365,000 for the second quarter of 2010, compared with a net loss of $(1.5) million for the same quarter in 2009. Net income available to common stockholders, after payment of the preferred stock dividends, was $109,000 for the second quarter of 2010, or $0.02 per diluted share, an improvement of $1.8 million, or $0.36 per diluted share, compared with a net loss available to common shareholders of $(1.7) million, or $(0.34) per diluted share, in the year-ago quarter. Annualized returns on average assets and average common equity were 0.06% and 1.57%, respectively, for the 2010 second quarter, both ratios significantly improved compared to the 2009 second quarter of (0.98)% and (15.05)%, respectively. The Company’s efficiency ratio improved from 96.7% in the 2009 quarter to 87.6% in the 2010 quarter. The improved profitability in 2010 was driven principally by a lower provision for loan losses, assisted by stronger noninterest income, including higher gains on the sale of securities and SBA loans, and controlled noninterest expense, partially offset by a declining net interest margin. Also contributing to the favorable year-over-year second quarter comparison were $1.4 million of losses taken in the 2009 second quarter in connection with foreclosed real estate and other assets, versus $176,000 in the 2010 second quarter, and a $424,000 loss on an equity investment in Silverton Bank during the 2009 quarter.

Net Interest Income

For the second quarter of 2010, interest income of $7.7 million, offset by total interest expense of $2.6 million, generated net interest income of $5.1 million, a decrease of $876,000, or 14.7%, over the same quarter of 2009. The reduction in the Company’s net interest margin from 3.45% in the 2009 quarter to 2.60% in the 2010 second quarter was the principal cause of this decline in net interest income. Although the Company’s cost of funds decreased from 1.91% in 2009 to 1.55% in 2010, the decrease in the average yield on earning assets declined at a more accelerated rate from 5.09% in 2010 to 3.98% in 2010. The Company’s decision to build and maintain a significant liquidity position in an uncertain regulatory and economic environment, combined with the declines in loans outstanding drove the decrease in interest income. Late in the second quarter, the Company began using excess interest-bearing deposits with the Federal Reserve and the proceeds from loan repayments to fund investment portfolio purchases. This decision is expected to improve the net interest margin in the third quarter of 2010. However, the net interest margin will be negatively affected if the economic environment remains sluggish, loan originations slow further, and nonaccrual loans continue at higher levels.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

The following tables illustrate the Company’s yield on earning assets and cost of funds for the three-month periods ended June 30, 2010 and 2009.

Average Balances and Net Interest Income

(dollars in thousands)

	Three Months Ended June 30
	2010			2009
	Daily Average Balance	Interest Income/ Expense(2)(3)	Average Rate (1)	Daily Average Balance	Interest Income/ Expense(2)(3)	Average Rate (1)
Interest-earning assets:
Loans and loans held for sale	$535,842	$7,013	5.18%	$589,053	$8,074	5.42%
Investment securities	121,491	619	2.04%	82,928	637	3.07%
Federal funds sold	—	—	—%	5,453	2	0.15%
Due from Federal Reserve Bank	107,295	62	0.23%	—	—	—%
Interest-bearing bank deposits	961	—	—%	29	—	—%

Total interest-earning assets	765,589	7,694	3.98%	677,463	8,713	5.09%

Noninterest-earning assets:
Cash and due from banks	9,864			9,509
Property and equipment	5,214			6,787
Interest receivable and other	14,234			11,976

Total noninterest-earning assets	29,312			28,272

Total assets	$794,901			$705,735

Interest-bearing liabilities:
NOW accounts	61,876	50	0.32%	59,475	53	0.36%
Money market accounts	46,219	143	1.24%	44,723	190	1.70%
Savings deposits	96,785	268	1.11%	83,211	307	1.48%
Time deposits	421,318	2,075	1.98%	341,934	2,188	2.57%
Federal funds purchased/repurchase agreements	968	1	0.41%	2,417	4	0.66%
Other borrowings	52,931	93	0.70%	49,695	31	0.25%

Total interest-bearing liabilities	680,097	2,630	1.55%	581,455	2,773	1.91%

Noninterest-bearing liabilities:
Demand deposits	64,981			63,573
Interest payable and other	5,824			4,417

Total noninterest-bearing liabilities	70,805			67,990

Total liabilities	750,902			649,445

Stockholders’ equity	43,999			56,290

Total liabilities and stockholders’ equity	$794,901			$705,735

Net interest income and interest rate spread		$5,064	2.43%		$5,940	3.18%

Net yield on average interest-earning assets			2.60%			3.45%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.57%			116.51%

(1)	Annualized.
(2)	Interest income includes amortization of deferred loan fees, net.
(3)	Nonaccrual loans are included in gross loans but interest is not included in interest income.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

The table below illustrates the impact of changes in both rate and volume on the net interest income realized by the Company for the following three-month periods.

Volume and Rate Variance Analysis

(dollars in thousands)

	Three Months Ended June 30,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate(1)	Volume(1)	Total	Rate(1)	Volume(1)	Total

Interest Income:
Loans and loans held for sale	$(354)	$(707)	$(1,061)	$(963)	$127	$(836)
Investment securities	(257)	239	(18)	(60)	110	50
Federal funds sold	—	(2)	(2)	—	(4)	(4)
Due from Federal Reserve Bank	—	62	62	—	—	—
Interest-bearing bank deposits	—	—	—	—	(1)	(1)

Total interest income	$(611)	$(408)	$(1,019)	$(1,023)	$232	$(791)

Interest expense:
NOW accounts	$(5)	$2	$(3)	$(82)	—	$(82)
Money markets	(53)	6	(47)	8	(13)	(5)
Savings deposits	(84)	45	(39)	(231)	132	(99)
Time deposits	(562)	449	(113)	(1,275)	25	(1,250)
Federal funds purchased and securities sold under agreements to repurchase	(1)	(2)	(3)	(22)	(22)	(44)
Other borrowings	60	2	62	(267)	(62)	(329)

Total interest expense	(645)	502	(143)	(1,869)	60	(1,809)

Net increase (decrease) in net interest income	$34	$(910)	$(876)	$846	$172	$1,018

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

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

Provision expense for the three months ended June 30, 2010, totaled $720,000, down from $2.7 million for the comparable 2009 quarter. Management’s decision to increase the allowance for loan losses by $29.9 million in 2009, principally in the third and fourth quarters, combined with the $68.9 million decrease in the loan portfolio during the past year led to the decrease in provision expense for the 2010 second quarter.

Noninterest Income

Noninterest income for the three months ended June 30, 2010, totaled $1.8 million, compared with $1.0 million for the same period in 2009. The two primary components of noninterest income are income derived from mortgage loan originations and service charges on deposit accounts, which contributed $495,000 and $579,000, respectively, to noninterest income while other service charges, increases in the cash surrender value of bank-owned life insurance, net realized gains on the sale of investment securities, and gain on sale of small business administration loans contributed $119,000, $117,000, $377,000, and $129,000, respectively. During the same period in 2009, income derived from mortgage loan originations of $507,000 and service charges on deposits in the amount of $547,000 were the major components of noninterest income, while other service charges, increases in the cash

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

surrender value of bank-owned life insurance and net gains on the sale of investment securities added $90,000, $135,000, and $164,000 respectively, to noninterest income. Adversely affecting the 2009 second quarter, the Company incurred a $424,000 loss on the write-off of its investment in Silverton Bank, its primary correspondent bank at the time.

Noninterest Expense

Noninterest expense of $5.6 million for the second quarter of 2010 was $954,000 lower than noninterest expense of $6.6 million in the 2009 second quarter. The 2009 second quarter included $1.4 million of expense related to foreclosed and other repossessed asset resolutions, whereas the 2010 second quarter included $176,000 of comparable expense Partially offsetting the decline associated with foreclosed assets, data processing costs increased $180,000 due to credits used in 2009 related to the fourth quarter 2008 core system conversion.

Due to the pre-tax loss of ($2.3) million in the 2009 period, the Company recorded an income tax benefit of $806,000 for the 2009 quarter, equating to an effective tax rate of 35.5%. For the second quarter of 2010, the Company recorded $168,000 of income tax expense based on pre-tax income of $533,000, equaling an effective tax rate of 31.5%.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Summary

Results for the first half of 2010 are highlighted by net income available to common shareholders of $203,000, or $0.04 per diluted share, a $1.8 million increase, or $0.36 per diluted share, over the comparable measures in the first half of 2009 of $(1.6) million, or $(0.32) per diluted share, respectively. Annualized returns on average assets and average common equity were 0.05% and 1.46%, respectively, for the first half of 2010, both ratios up sharply compared to the 2009 first half of (0.45)% and (6.93)%, respectively. The Company’s efficiency ratio was 88.2% in the 2010 first half, versus 81.6% in the 2009 first half, resulting principally from lower net interest income. Similar to the second-quarter comparison, overall, the significantly improved first-half 2010 financial performance was propelled by a substantially lower provision for loan losses, partially offset by a falling net interest margin and aided by higher noninterest income. In addition, the previously-cited variances in securities gains and losses and other foreclosed real estate expense impacted the comparison of results between periods. Noninterest expense in the first half of 2010 was also adversely affected by increased FDIC deposit insurance assessments and costs of data processing when compared with the prior year period.

Net Interest Income

Net interest income, the primary component of the Company’s earnings, decreased from $11.5 million for the first six months of 2009 to $10.1 million for the first six months of 2010, a decrease of $1.4 million, or 12.2%. Interest income decreased $1.9 million from $17.4 million for the first half of 2009 to $15.5 million for first half of 2010. Interest expense decreased $528,000 from $6.0 million for the first six months of 2009 to $5.4 million for the first six months of 2010. The decrease in net interest income year over year is attributable to the decline in the Company’s net interest margin, which decreased from 3.34% for the six months ended June 30, 2009 to 2.55% for the six months ended June 30, 2010.

Average interest-earning assets for the 2010 period increased $99.8 million, or 14.7%, compared to the 2009 period, while the average yield decreased by 115 basis points from 5.11% to 3.96%. The decrease in yield was driven by reduced yields on loans, including the impact on nonaccrual loans, and higher levels on investment securities and cash equivalents, which traditionally bear lower interest rates. Average interest-bearing liabilities increased by $105.8 million, or 18.1%, as a result of increases in deposits and borrowings. The average cost of interest-bearing liabilities decreased by 47 basis points from 2.06% to 1.59%, principally due to lower borrowing costs, combined with the downward repricing of the Company’s certificates of deposit throughout 2009 and continuing into 2010.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

The following table illustrates the Company’s yield on earning assets and cost of funds for the six-month periods ended June 30, 2010 and 2009.

Average Balances and Net Interest Income

(dollars in thousands)

	Six Months Ended June 30
	2010			2009
	Daily Average Balance	Interest Income/ Expense(2)(3)	Average Rate (1)	Daily Average Balance	Interest Income/ Expense(2)(3)	Average Rate (1)
Interest-earning assets:
Loans and loans held for sale	$543,884	$14,188	5.19%	$586,408	$15,871	5.38%
Investment securities	112,121	1,162	2.07%	86,997	1,545	3.55%
Federal funds sold	—	—	—%	4,734	4	0.17%
Due from Federal Reserve Bank	121,433	141	0.23%	—	—	—%
Interest-bearing bank deposits	510	—	—%	29	—	—%

Total interest-earning assets	777,948	15,491	3.96%	678,168	17,420	5.11%

Noninterest-earning assets:
Cash and due from banks	9,943			9,824
Property and equipment	5,526			6,912
Interest receivable and other	9,486			12,207

Total noninterest-earning assets	24,955			28,943

Total assets	$802,903			$707,111

Interest-bearing liabilities:
NOW accounts	61,008	102	0.34%	57,353	107	0.38%
Money markets	44,811	295	1.33%	40,995	345	1.70%
Savings deposits	93,373	514	1.11%	80,966	596	1.48%
Time deposits	428,575	4,249	2.00%	347,451	4,827	2.80%
Federal funds purchased/repurchase agreements	1,005	3	0.60%	1,937	7	0.73%
Other borrowings	61,435	272	0.89%	55,680	81	0.29%

Total interest-bearing liabilities	690,207	5,435	1.59%	584,382	5,963	2.06%

Noninterest-bearing liabilities:
Demand deposits	63,276			62,272
Interest payable and other	5,382			4,328

Total noninterest-bearing liabilities	68,658			66,600

Total liabilities	758,865			650,982

Stockholders’ equity	44,038			56,129

Total liabilities and stockholders’ equity	$802,903			$707,111

Net interest income and interest rate spread		$10,056	2.37%		$11,457	3.05%

Net yield on average interest-earning assets			2.55%			3.34%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.71%			116.05%

(1)	Annualized.
(2)	Interest income includes amortization of deferred loan fees, net.
(3)	Nonaccrual loans are included in gross loans but interest is not included in interest income.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

The table below illustrates the impact of changes in both rate and volume on the net interest income realized by the Company for the following six-month periods.

Volume and Rate Variance Analysis

(dollars in thousands)

	Six Months Ended June 30,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate(1)	Volume(1)	Total	Rate(1)	Volume(1)	Total

Interest Income:
Loans and loans held for sale	$(560)	$(1,123)	$(1,683)	$(3,425)	$843	$(2,582)
Investment securities	(753)	370	(383)	(170)	396	226
Federal funds sold	—	(4)	(4)	(1)	(1)	(2)
Due from Federal Reserve Bank	—	141	141	—	—	—
Interest-bearing bank deposits	—	—	—	(1)	—	(1)

Total interest income	$(1,313)	$(616)	$(1,929)	$(3,597)	$1,238	$(2,359)

Interest expense:
NOW accounts	$(12)	$7	$(5)	$(207)	—	$(207)
Money markets	(80)	30	(50)	156	(208)	(52)
Savings deposits	(165)	83	(82)	(802)	573	(229)
Time deposits	(1,560)	982	(578)	(2,886)	206	(2,680)
Federal funds purchased and securities sold under agreements to repurchase	(1)	(3)	(4)	(82)	(82)	(164)
Other borrowings	182	9	191	(721)	216	(505)

Total interest expense	(1,636)	1,108	(528)	(4,542)	705	(3,837)

Net increase (decrease) in net interest income	$323	$(1,724)	$(1,401)	$945	$533	$1,478

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

Provisions for Loan Losses

Provision expense for the first six months of 2010 totaled $1.0 million, compared to $5.0 million for the first six months of 2009. Management’s decision to increase the allowance for loan losses by $29.9 million in 2009, principally in the third and fourth quarters, combined with the $35.6 million decrease in the loan portfolio during the first half of 2010 led to the decrease in provision expense in the first half of 2010.

Noninterest Income

Noninterest income for the six months ended June 30, 2010, totaled $3.1 million, compared with $2.6 million for the same period in 2009. The two primary components of noninterest income are income derived from mortgage loan originations and service charges on deposit accounts, which contributed $818,000 and $1.1 million, respectively, to noninterest income while other service charges, increases in the cash surrender value of bank-owned life insurance, net realized gains on the sale of investment securities, and gain on sale of small business administration loans contributed $230,000, $230,000, $500,000, and $129,000, respectively. During the same period in 2009, income derived from mortgage loan originations of $924,000 and service charges on deposits in the amount of $1.0 million were the major components of noninterest income, while other service charges, increases in the cash surrender value of bank-owned life insurance and net gains on the sale of investment securities added $174,000, $277,000 and $551,000, respectively, to noninterest income. There were no sales of Small Business Administration loans during the 2009 period. Adversely affecting the 2009 first half was a $424,000 loss incurred on the write-off of the Company’s investment in Silverton Bank, its primary correspondent bank at the time.

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

Noninterest Expense

Noninterest expense for the six months ended June 30, 2010 was $11.1 million, relatively unchanged in total compared to $11.0 million for the six months ended June 30, 2009. Compensation expense, accounting for nearly half of noninterest expense, totaled $5.1 million for the first half of 2010, compared to $4.8 million for the same period in 2009.

Deposit insurance premiums totaled $1.1 million for the 2010 six-month period, an increase of $272,000, or 33.7%, over the premiums incurred for the same period one year ago. Data processing and telecommunication expense increased to $985,000 for the first six months of 2010, up $404,000 from $581,000 for the same period in 2009 as the 2009 expense included credits from the Company’s fourth quarter 2008 core systems conversion. Also contributing to the variance in noninterest expense between six-month periods were write-downs and losses on sales of other real estate owned, which totaled $370,000 for the first six months of 2010, down $1.0 million from $1.4 million in the comparable 2009 period.

Interest Sensitivity and Liquidity

One of the principal duties of the Bank’s Asset/Liability Management Committee is management of interest rate risk. The Bank regularly uses computer simulation modeling to assess the Bank’s overall interest rate risk. The results of this modeling are then used to evaluate the possible need for adjustment of the duration of assets and/or liabilities and to implement strategies to accomplish such adjustments. The Committee reviews and approves comprehensive risk management strategies as well as significant individual transactions executed to modify the Company’s interest rate risk profile. Historically, management has viewed the maintaining of near neutral interest rate risk within a 100-200 basis points up or down band to be optimal. As a result of the current compressed net interest margin environment, the Bank’s asset sensitivity increased, which in turn adversely impacted our net interest margin. Management believes this situation will moderate as the Bank’s certificate of deposit portfolio continues to reprice downward. However, some residual impact of the recent significant decrease in interest rates is expected to linger for at least the remainder of 2010. In addition to management of interest rate risk, another function of the Committee is evaluating the current liquidity of the Bank and identifying and planning for future liquidity needs.

Such needs primarily consist of insuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities. Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity. The Bank’s “on balance sheet” liquidity ratio was 30.0% at June 30, 2010. Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs. The Company, however, has limited sources of revenue, and the Consent Order does not permit the payment of dividends between the Bank and the Company. Therefore, without this primary source of revenue from the Bank, the Company expects to defer the payment of dividends on its preferred stock.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.	Controls and Procedures

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

1st Financial Services Corporation

Management’s Discussion and Analysis

June 30, 2010

No change in our internal control over financial reporting was identified that occurred during the Company’s second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

3.01	Registrant’s Articles of Amendment (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2010)

10.32*	Employment Agreement between Registrant and the Bank, and Holly L. Schreiber (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2010)

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer (filed herewith)

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber (filed herewith)

32.01	Rule 1350 Certifications

*	management contracts and compensatory arrangements

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Financial Services Corporation
(Registrant)

Date: August 16, 2010	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

Date: August 16, 2010	By:	/s/ Holly L. Schreiber
Holly L. Schreiber
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer (filed herewith)

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber (filed herewith)

32.01	Rule 1350 Certifications