Form 10-Q
period 2010-09-30
1st Financial Services CORP
filed 2010-11-15
CIK 1434743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Common Stock, $5 par value

5,097,058 shares outstanding as of November 5, 2010

1st Financial Services Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1st Financial Services Corporation

Consolidated Balance Sheets

September 30, 2010 (Unaudited) and December 31, 2009

(dollars in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
Assets

Cash and noninterest-bearing bank deposits	$15,926	$10,202
Due from Federal Reserve Bank	51,520	111,595
Interest-bearing deposits with banks	7,175	33

Total cash and cash equivalents	74,621	121,830
Investment securities available for sale	144,881	94,330
Investment securities held to maturity (fair value of $2,900 at September 30, 2010 and $834 at December 31, 2009)	2,765	805
Restricted equity securities	5,670	5,987
Loans held for sale	9,709	4,501
Loans, net of allowance for loan losses of $16,655 at September 30, 2010 and $28,231 at December 31, 2009	494,618	526,000
Bank-owned life insurance	12,402	12,055
Property and equipment, net	5,696	6,027
Accrued interest receivable	2,651	2,524
Investment in real estate partnership	6,667	6,667
Real estate acquired in settlement of loans	7,044	1,667
Other assets	11,526	10,618

Total assets	$778,250	$793,011

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$68,073	$63,547
NOW accounts	62,844	63,667
Savings deposits	110,282	88,454
Money market accounts	50,109	42,272
Time deposits under $100	205,304	213,115
Time deposits of $100 and greater	193,286	202,227

Total deposits	689,898	673,282

Federal funds purchased and securities sold under agreements to repurchase	1,245	1,270
Other borrowings	41,022	70,000
Accrued interest payable	3,168	2,257
Other liabilities	2,488	2,440

Total liabilities	737,821	749,249

Stockholders’ equity:
Preferred stock, no par value. 10,000,000 shares authorized; 16,369 shares issued and outstanding at September 30, 2010 and December 31, 2009	15,735	15,583
Common stock, $5.00 par value; 35,000,000 shares authorized; 5,090,408 and 5,010,117 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	25,452	25,050
Common stock warrant	1,016	1,016
Additional paid-in capital	17,538	17,804
Retained deficit	(20,305)	(15,648)
Accumulated other comprehensive income (loss)	993	(43)

Total stockholders’ equity	40,429	43,762

Total liabilities and stockholders’ equity	$778,250	$793,011

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Loss

Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income
Loans and fees on loans	$6,864	$7,577	$21,052	$23,448
Investment securities	854	512	2,012	2,057
Due from Federal Reserve Bank	34	—	175	—
Interest-earning deposits with banks	25	—	29	—
Federal funds sold	—	5	—	9

Total interest income	7,777	8,094	23,268	25,514

Interest expense
Deposits	2,405	2,396	7,565	8,271
Federal funds purchased and securities sold under agreements to repurchase	2	4	5	11
Other borrowings	86	26	358	107

Total interest expense	2,493	2,426	7,928	8,389

Net interest income	5,284	5,668	15,340	17,125

Provision for loan losses	8,500	14,000	9,520	18,975

Net interest income after provision for loan losses	(3,216)	(8,332)	5,820	(1,850)

Noninterest income
Service charges on deposit accounts	572	543	1,686	1,592
Mortgage services revenue	661	407	1,479	1,331
Other service charges and fees	131	98	361	272
Increase in cash surrender value of life insurance	117	130	347	407
Gain on sale of investment securities, net	297	47	797	598
Loss on restricted equity security	—	—	—	(424)
Gain on sale of Small Business Administration loans	173	—	302	—
Other income	27	13	57	28

Total noninterest income	1,978	1,238	5,029	3,804

Noninterest expense
Salaries and employee benefits	2,920	2,446	8,051	7,233
Occupancy	440	394	1,279	1,148
Equipment	297	338	936	1,038
Advertising	123	161	395	443
Data processing and telecommunications	702	474	1,687	1,055
Deposit insurance premiums	572	245	1,652	1,053
Professional fees	270	234	831	718
Printing and supplies expense	72	67	206	206
Other real estate owned expense	627	461	988	1,342
Loss on sale of respossessions acquired in settlement of loans	—	—	9	426
Debt extinguishment expense	9	—	75	—
Other	593	581	1,571	1,645

Total noninterest expense	6,625	5,401	17,680	16,307

Loss before income tax benefit	(7,863)	(12,495)	(6,831)	(14,353)

Income tax benefit	(3,055)	(4,681)	(2,736)	(5,454)

Net loss	(4,808)	(7,814)	(4,095)	(8,899)
Accretion of preferred stock to redemption value	51	51	152	152
Dividends on preferred stock	205	206	614	616

Net loss available to common stockholders	$(5,064)	$(8,071)	$(4,861)	$(9,667)

Basic loss per share	$(0.99)	$(1.61)	$(0.96)	$(1.93)

Diluted loss per share	$(0.99)	$(1.61)	$(0.96)	$(1.93)

Basic weighted average shares outstanding	5,089,932	5,005,069	5,070,462	5,000,990

Diluted weighted average shares outstanding	5,089,932	5,005,069	5,070,462	5,000,990

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2010 and 2009 (Unaudited)

(dollars in thousands, except share data)

	Common Stock		Preferred Stock			Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Warrant	Capital	(Deficit)	(Loss)	Total
Balance, December 31, 2008	4,997,027	$24,985	16,369	$15,380	$1,016	$17,778	$3,933	$(522)	$62,570
Issuance of common stock	8,084	40	—	—	—	(3)	—	—	37
Stock compensation expense	—	—	—	—	—	27	—	—	27
Preferred dividend	—	—	—	—	—	—	(616)	—	(616)
Accretion of preferred stock to redemption value	—	—	—	152	—	—	(152)	—	—
Comprehensive loss
Net loss	—	—	—	—	—	—	(8,899)	—	(8,899)
Net unrealized gain on investment securities available for sale, net of income taxes of $781	—	—	—	—	—	—	—	1,245	1,245
Reclassification adjustment for gains included in net income, net of income taxes of $(231)	—	—	—	—	—	—	—	(367)	(367)

Total comprehensive loss	—	—	—	—	—	—	—	—	(8,021)

Balance, September 30, 2009	5,005,111	$25,025	16,369	$15,532	$1,016	$17,802	$(5,734)	$356	$53,997

Balance, December 31, 2009	5,010,117	$25,050	16,369	$15,583	$1,016	$17,804	$(15,648)	$(43)	$43,762
Issuance of common stock	80,291	402	—	—	—	(291)	—	—	111
Stock compensation expense	—	—	—	—	—	25	—	—	25
Preferred dividend	—	—	—	—	—	—	(410)	—	(410)
Accretion of preferred stock to redemption value	—	—	—	152	—	—	(152)	—	—
Comprehensive loss
Net loss	—	—	—	—	—	—	(4,095)	—	(4,095)
Net unrealized gain on investment securities available for sale, net of income taxes of $958	—	—	—	—	—	—	—	1,526	1,526
Reclassification adjustment for gains included in net income, net of income taxes of $(307)	—	—	—	—	—	—	—	(490)	(490)

Total comprehensive loss	—	—	—	—	—	—	—	—	(3,059)

Balance, September 30, 2010	5,090,408	$25,452	16,369	$15,735	$1,016	$17,538	$(20,305)	$993	$40,429

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009 (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(4,095)	$(8,899)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	915	1,119
Provision for loan losses	9,520	18,975
Deferred income taxes	(1,393)	(3,271)
Amortization of premium on securities, net of discount accretion	1,127	542
Origination of available for sale loans	(75,039)	(88,629)
Proceeds from sales of available for sale loans	70,896	91,587
Net gains on sales of investment securities	(797)	(598)
Net gains on sales of Small Business Administration loans	(302)	—
Net gains on sales of available for sale loans	(1,065)	(611)
Net loss on sales of repossessions acquired in settlement of loans	9	427
Net loss on sale of real estate acquired in settlement of loans	327	1,041
Net loss on sale/disposal of equipment	59	—
Stock compensation expense	88	27
Loss on restricted equity securities	—	424
Writedown of real estate acquired in settlement of loans	311	416
Increase in cash surrender value of bank owned life insurance	(347)	(407)
Changes in assets and liabilities:
Accrued interest receivable	(127)	349
Other assets	(97)	(3,708)
Accrued interest payable	911	(1,142)
Other liabilities	48	527

Net cash provided by operating activities	950	8,169

Cash flows from investing activities
Purchases of investment securities available for sale	(133,390)	(63,995)
Sales of investment securities available for sale	54,828	65,999
Maturities and calls of investment securities available for sale	29,364	—
Purchases of investment securities held to maturity	(2,012)	—
Maturities and calls of investment securities held to maturity	50	13,472
Purchases of restricted equity securities	—	(281)
Sales of restricted equity securities	317	2,160
Proceeds from sale of branch	4,512	—
Proceeds from sale of other real estate	3,687	—
Improvements to foreclosed assets	(347)	—
Net decrease (increase) in loans	12,737	(7,124)
Purchases of property and equipment	(987)	(312)

Net cash provided by (used in) investing activities	(31,241)	9,919

Cash flows from financing activities
Proceeds from the issuance of common stock	47	37
Net increase (decrease) in deposits	12,448	(3,991)
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	(25)	754
Net decrease in borrowings	(28,978)	(8,000)
Dividends paid on preferred stock	(409)	(616)

Net cash used in financing activities	(16,918)	(11,816)

Net increase (decrease) in cash and cash equivalents	(47,209)	6,272

Cash and cash equivalents, beginning	121,830	10,281

Cash and cash equivalents, ending	$74,621	$16,553

Supplemental disclosure of cash flow information
Transfer of loans to real estate acquired in settlement of loans	$9,355	$4,855

Transfer of loans to repossessions acquired in settlement of loans	$72	$44

Transfer of loans to investment in real estate partnership	$—	$6,667

See accompanying notes to consolidated financial statements

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

Note 1. Organization and Summary of Significant Accounting Policies

Organization

1st Financial Services Corporation (“1st Financial” or the “Company”), formed in May 2008, is a North Carolina corporation and the sole owner of all of the stock of Mountain 1st Bank & Trust Company (the “Bank”). The Bank is a North Carolina chartered, non-member bank, which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004, and commenced operations on May 14, 2004. The Bank is headquartered in Hendersonville, North Carolina and currently conducts business in nine western North Carolina counties through 14 full-service branch offices. As a state-chartered bank, the Bank is subject to regulation by the North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation. The Company is also regulated, supervised, and examined by the Board of Governors of the Federal Reserve System.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiary, Clear Focus Holdings, LLC. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of 1st Financial Services Corporation as of September 30, 2010, its results of operations for the three- and nine-month periods ended September 30, 2010 and 2009 and its cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2010 and 2009. Management believes all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, contained in the Company’s filing on Form 10-K with the Securities and Exchange Commission. The accounting policies of the Company and the Bank follow generally accepted accounting principles and practices within the financial services industry.

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

Recent Accounting Developments

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances, and settlements be provided in the Level 3 reconciliation. The new disclosures for the Company have been reflected in Note 6 – Fair Value Measurements.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

Guidance related to subsequent events was amended in February 2010 to remove the requirement for a Securities and Exchange Commission filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s consolidated financial statements.

In July 2010, Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 2. Investment Securities

The Company maintains a portfolio of investment securities as part of its asset/liability and liquidity management program, which emphasizes effective yields and maturities to match its funding needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet liquidity and interest-rate sensitivity needs for the Company.

Held-to-maturity securities are bonds, notes and debentures, and for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity or call date. Investments in held-to-maturity securities at September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held to Maturity
Municipal securities	$2,765	$2,900	$805	$834

Total securities held to maturity	$2,765	$2,900	$805	$834

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities. Investments in available-for-sale securities at September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	September 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale
U.S. Government agencies	$27,789	$92	$123	$27,758
Government-sponsored enterprises	30,047	153	—	30,200
Mortgage-backed securities	85,430	1,493	—	86,923

Total securities available for sale	$143,266	$1,738	$123	$144,881

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. As of September 30, 2010, the Company has experienced no declines in the value of securities that were considered to be other than temporary in nature.

The following table details the gross unrealized losses and related fair values in the Company’s available-for-sale investment securities. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010 (dollars in thousands).

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$5,243	$47	$4,903	$76	$10,146	$123

Total temporarily impaired securities	$5,243	$47	$4,903	$76	$10,146	$123

A total of seven individual U.S. Government agency securities were in a continuous loss position for 12 months or more at September 30, 2010. The Company has the ability and intent to hold these securities until such time as the value recovers or the security matures. The Company believes, based on the issuers and their credit ratings, the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered to be other than temporary.

Note 3. Loans

The major components of loans at September 30, 2010 and December 31, 2009, follow (dollars in thousands):

	September 30, 2010	December 31, 2009
Real estate:
Construction and development	$128,832	$150,163
1-4 family residential	123,977	119,539
Multifamily	5,856	7,410
Nonfarm, nonresidential	179,571	194,337

Total real estate	438,236	471,449
Commercial and industrial loans	68,640	76,992
Consumer	4,397	5,790

	511,273	554,231
Allowance for loan losses	16,655	28,231

	$494,618	$526,000

The following table provides information about the Bank’s nonperforming assets as of September 30, 2010 and December 31, 2009 (dollars in thousands):

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

	At September 30, 2010	At December 31, 2009
Nonaccrual loans	$24,698	$32,792
Loan past due 90 or more days and still accruing interest	—	—

Total nonperforming loans	24,698	32,792
Other real estate owned	7,044	1,665
Repossessed assets	7	—

Total nonperforming assets	$31,749	$34,457

Allowance for loan losses	$16,655	$28,231

Nonperforming loans to period end loans, excluding loans held for sale	4.83%	5.92%

Allowance for loan losses to period end loans, excluding loans held for sale	3.26%	5.09%

Nonperforming assets as a percentage of:
Loans and other real estate	6.13%	6.20%
Total assets	4.08%	4.35%

Ratio of allowance for loan losses to nonperforming loans	67.43%	86.09%

Note 4. Allowance for Loan Loss

An analysis of the changes in the allowance for loan losses follows (dollars in thousands):

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

	For the Nine Months Ended September 30,
	2010	2009
Balance at beginning of the period	$28,231	$9,013
Provision for loan losses	9,520	18,975
Charge-offs
Construction and development	13,439	5,493
1-4 family residential	2,831	2,542
Multifamily	184	—
Nonfarm, non residential	695	457

Total real estate	17,149	8,492
Commercial	4,101	1,766
Consumer	411	19

Total charge-offs	21,661	10,277
Recoveries
Construction and development	331	108
1-4 family residential	7	121
Nonfarm, non residential	4	—

Total real estate	342	229
Commercial	212	20
Consumer	11	4

Total recoveries	565	253

Net charge-offs	21,096	10,024
Balance at end of period	$16,655	$17,964

Average loans, excluding loans held for sale	$531,921	$582,120

Period end loans, excluding loans held for sale	$511,273	$570,289

Net charge-offs to average loans, excluding loans held for sale (1)	5.30%	2.30%

Allowance for loan losses to period end loans, excluding loans held for sale	3.26%	3.15%

(1)	Annualized

Note 5. Net Loss Per Share

Basic loss per share represents the net loss allocated to common stockholders divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and stock warrants, and are determined using the treasury stock method.

For the nine months ended September 30, 2010, basic and diluted weighted average shares outstanding totaled 5,070,462 amounting to basic loss per share and diluted loss per share of $(0.96) per share for the period. For the nine months ended September 30, 2009, basic weighted average shares outstanding and diluted weighted average shares outstanding totaled 5,000,990 resulting in basic loss per share and diluted loss per share of $(1.93) per share for the period.

Additionally, 810,066 shares attributable to outstanding stock options and 276,815 warrants to purchase common stock were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2010,

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2009, 890,682 shares and 276,815 warrants were excluded from the diluted loss per share calculations for the same reason.

Note 6. Off-Balance Sheet Items

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Company’s commitments at September 30, 2010 and December 31, 2009, follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Commitments to extend credit	$62,024	$66,582
Standby letters of credit	1,296	3,301

	$63,320	$69,883

Note 7. Stock-based Compensation

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

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatility of the Company’s stock’s trading history. The expected life is based on the average life of the options and the weighted-average graded vesting period, and forfeitures are estimated based on the Company’s history. No options were granted during the three or nine-month periods ended September 30, 2010.

The Company recognized $24,902 in stock compensation expense during the first nine months of 2010, compared to $18,648 during the first nine months of 2009 related to the vesting of stock options during those periods.

A summary of option activity under the Company’s stock option plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Instrinsic Value
Outstanding, January 1, 2010	867,255	$8.43
Granted	—	—
Forfeited	57,189	6.02
Exercised	—	—

Outstanding, September 30, 2010	810,066	$8.60	4.58 Years	$—

Exerciseable, September 30, 2010	801,566	$8.54	4.57 Years	$—

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

During 2010, no options were granted or exercised; however, options were forfeited. As of September 30, 2010, there was $11,549 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 0.60 years. There is no intrinsic value in these stock options as of September 30, 2010, as the exercise prices are greater than the last traded price of the Company’s common stock.

Service-Based Awards

The Company recognizes compensation (salaries and employee benefits) expense over the restricted period for service-based awards. Compensation expense recognized for nonvested service-based shares during the nine months ended September 30, 2010 and 2009, totaled $62,667 and $16,560, respectively. The shares issued vest ratably over three-to-five years.

Non-vested share activity under the Plan at and for the nine months ended September 30, 2010 follows:

Shares
Outstanding at December 31, 2009	10,000
Granted	50,165
Vested	(2,000)
Forfeited	—

Outstanding at September 30, 2010	58,165

As of September 30, 2010, there was $88,742 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a remaining weighted-average period of 0.71 years.

Note 8. Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

	September 30, 2010
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities:
U.S. Government agencies	$—	$27,758	$—
Government-sponsored enterprises	—	30,200	—
Mortgage-backed securities	—	86,923	—

Total securities available for sale	$—	$144,881	$—

	December 31, 2009
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities:
U.S. Government agencies	$—	$26,596	$—
Government-sponsored enterprises	—	502	—
Mortgage-backed securities	—	67,232	—

Total securities available for sale	$—	$94,330	$—

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

Assets measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009, are as follows (dollars in thousands):

	September 30, 2010
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans:
Construction and development	$—	$44,294	$—
1-4 family residential	—	17,266	—
Nonfarm, non residential	—	22,589	—

Total impaired real estate loans		84,149
Commercial and industrial	—	6,809	—
Consumer	—	—	—

Total impaired loans	—	90,958	—
Mortgage loans held for sale	—	9,709	—
Real estate and other assets acquired through foreclosure	—	7,051	—

	$—	$107,718	$—

	December 31, 2009
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans:
Construction and development	$—	$40,963	$—
1-4 family residential	—	20,078	—
Nonfarm, non residential	—	11,098	—

Total impaired real estate loans		72,139
Commercial and industrial	—	8,702	—
Consumer	—	215	—

Total impaired loans	—	81,056	—
Mortgage loans held for sale	—	4,501	—
Real estate and other assets acquired through foreclosure	—	1,667	—

	$—	$87,224	$—

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

September 30, 2010

Mortgage loans held for sale are carried at the lower of cost or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics and accordingly, considered nonrecurring Level 2 inputs.

There were no transfers of assets measured at fair value between Level 1 and Level 2 measurements during the third quarter or nine months of 2010.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

The table below summarizes fair value estimates as of September 30, 2010 and December 31, 2009, for the Company’s financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

Bank-Owned Life Insurance

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

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

The estimated fair value of the Company’s financial instruments as of September 30, 2010 and December 31, 2009, is as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$74,621	$74,621	$121,830	$121,830
Investment securities available for sale	144,881	144,881	94,330	94,330
Investment securities held to maturity	2,765	2,900	805	834
Investment in real estate partnership	6,667	7,012	6,667	7,012
Loans held for sale	9,709	9,709	4,501	4,501
Loans	511,273	493,259	554,231	551,575
Bank owned life insurance	12,402	12,402	12,055	12,055
Financial Liabilities:
Deposits	689,898	653,964	673,282	638,855
Federal funds purchased and securities sold under agreements to repurchase	1,245	1,245	1,270	1,270
Borrowings	41,022	41,117	70,000	70,011

Note 9. Employee Stock Purchase Plan

The Company has a non-compensatory Employee Stock Purchase Plan for the benefit of officers and employees of the Bank whereby officers and employees are allowed to have the Company make payroll withholdings for the purpose of buying Company stock.

The purchase price is 95 percent of the closing quoted market price of the last business day of the quarter. Shares for the quarter are purchased during the first month of the following quarter. During the first nine months of 2010, the Company issued 20,126 shares under this plan.

This Plan was terminated in October of 2010.

Note 10. Capital Requirements

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

As of September 30, 2010, the Bank’s primary federal regulator categorized the Bank as “adequately-capitalized” under the regulatory framework for prompt corrective action. Actual capital amounts and ratios for the Company and the Bank at September 30, 2010 are presented in the following table (dollars in thousands):

1st Financial Services Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

	Actual		To Be “Adequately- Capitalized”		To Be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2010
Total Capital (to Risk-Weighted Assets)
Company	$41,659	8.42%	$39,592	8.00%	$	n/a	n/a
Bank	$41,575	8.40%	$39,586	8.00%		$49,483	10.00%
Tier I Capital (to Risk-Weighted Assets)
Company	$35,344	7.14%	$19,796	4.00%	$	n/a	n/a
Bank	$35,261	7.13%	$19,793	4.00%		$29,690	6.00%
Tier I Capital (to Average Assets)
Company	$35,344	4.59%	$30,775	4.00%	$	n/a	n/a
Bank	$35,261	4.58%	$30,772	4.00%		$38,465	5.00%

The Consent Order requires the Bank to have and maintain Tier I Capital in such an amount as to equal or exceed 8% of the Bank’s total assets and total risk-based capital in such an amount as to equal or exceed 12% of the Bank’s total risk-weighted assets. Plans are being formulated as to the type and amount of an equity infusion. Given the state of equity markets currently, our ability to raise capital in the foreseeable future is unknown. If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company.

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

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

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Those statements may be identified by the use of terms such as “may,” “will,” “should,” “could,” “plans,” “intends,” “anticipates,” “expects”, “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) the impact of the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act, the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain; (2) competitive pressure among depository institutions increases significantly; (3) credit quality deterioration which could cause an increase in the provisions for loan losses; (4) general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are worse than expected; (5) regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank; (6) revenues are lower than expected; (7) the availability of and/or an unexpectedly high cost of additional capital; (8) the effects of the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments; (9) the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (10) volatility in the credit or equity markets and its effect on the general economy; (11) demand for the products or services of the Company, as well as its ability to attract and retain qualified people; (12) our failure to meet the capital ratio requirements in the Stipulation to the Issuance of Consent Order (the “Stipulation”) agreeing to the issuance of a Consent Order (the “Consent Order”) with the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”); (13) our failure to comply with the terms of the Written Agreement (the “Agreement”) between the Company and the Federal Reserve Board of Richmond (the “FRB”), including but not limited to the requirement to submit written capital plans to the FRB; (14) the effect of other requirements in the Consent Order and the FRB Agreement, to which we are subject and any further regulatory actions; (15) the costs and effects of legal, accounting and regulatory developments and compliance, including the Consent Order; and (16) factors discussed in reports previously filed by the Company.

The Company cautions the foregoing list of important factors is not exhaustive.

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

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

As a direct consequence of the issuance of the Consent Order and the requirement the Company serve as a source of strength for the Bank, on October 8, 2010, the Company executed the FRB Agreement with the FRB. The FRB Agreement was executed by the FRB on October 13, 2010, and the Company received notification of the effectiveness of the FRB Agreement on October 19, 2010. The Company filed an 8-K giving notice of the FRB Agreement on October 25, 2010.

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

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be expected to be considered material to investors.

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history. Unemployment is at record levels and both residential and commercial real estate values have been adversely impacted. In an attempt to bolster the economy, the Federal Reserve embarked in 2007 to dramatically reduce interest rates. From late 2007 through 2008, the Fed reduced rates by 425 basis points. With the slowing economy, falling real estate values and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality. These conditions led to our increasing the allowance for loan losses by $29.9 million in 2009 and suffering a net loss in 2009 of $18.6 million. While we expect to see some net interest margin improvement during the remainder of 2010 and into 2011, we also expect to incur increased expense as we manage our troubled assets. Our markets continue to feel the effects of the recession and we do not foresee substantial improvements in either unemployment or real estate values until 2011, at the earliest. Continued weakness in the Western North Carolina real estate markets was the primary reason for the Bank’s increased provision for loan losses and loan charge-offs during the third quarter 2010.

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

The Bank believes its current base of business is relatively well diversified as is the general economic base of the region as a whole. The only concentration identified by management within the Bank’s lending portfolio is in loans secured by real estate. At September 30, 2010, loans collateralized by real estate, comprise approximately 85% of the Banks’ total loan portfolio. Management believes concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral. These include residential, multifamily and both income-producing and owner-occupied commercial properties. The Bank’s loan portfolio includes $128.8 million in loans classified as construction or acquisition and development (of which $65.9 million are land loans) and $179.6 million in loans classified as commercial real estate (CRE), representing 25.2% and 35.1%, respectively of the total portfolio. By way of comparison, at December 31, 2009, the Bank’s loan portfolio included $150.2 million in loans classified as construction or acquisition and development (of which $72.1 million were land loans) and $194.3 million in loans classified as CRE, representing 27.1% and 35.1%, respectively of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios. At September 30, 2010, loans exceeding regulatory loan-to-value guidelines represented 109.4% of risk-based capital, primarily due to market value declines on the underlying collateral of the Company’s real estate loan portfolio, combined with a lowered risk-based capital due to losses incurred in 2009 and 2010.

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

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

The Company’s total assets were $778.3 million at September 30, 2010, a decrease of $14.7 million, from $793.0 million at December 31, 2009. The Company’s total deposits were $689.9 million at September 30, 2010, an increase of $16.6 million, from $673.3 million at December 31, 2009. Funding provided by the $16.6 million net increase in deposits was used along with proceeds from loan repayments and cash on deposit with the Federal Reserve to purchase investment securities. As evidenced by the decrease in assets for the first nine months of 2010, overall growth plans have now been purposely slowed in response to the Bank’s asset quality deterioration, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements. The Company expects further declines in total assets throughout the remainder of 2010.

For the first five years of operation, management’s business plan has been predicated upon the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area. However, due to the current economic environment, management does not expect to continue to open new branch offices to augment the current branch network for the foreseeable future and may close certain offices to improve operating efficiencies. Instead, management will focus on its nonperforming loan portfolio and its other real estate owned, while simultaneously growing existing branches in its primary markets.

The Company’s primary source of revenue is derived from interest income produced through traditional banking activities such as generating loans and earning interest on securities. Additional sources of income are derived from fees on deposit accounts, Small Business Administration (“SBA”) and USDA loan originations and sales, and residential mortgage origination services.

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

Financial Overview

The Company’s assets decreased by $14.7 million during the first three quarters of 2010, from $793.0 million at December 31, 2009 to $778.3 million at September 30, 2010. Investment securities climbed by $52.5 million, or 55.2%, from $95.1 million at December 31, 2009 to $147.6 million at September 30, 2010. During the first three quarters of 2010, gross loans decreased by $37.7 million, or 6.7% from $558.7 million at December 31, 2009 to $521.0 million at September 30, 2010, as management purposely slowed loan growth in response to current economic conditions. During the same period, deposits increased to $689.9 million on September 30, 2010, compared with $673.3 million at the end of 2009, an increase of $16.6 million, or 2.5%. Borrowings from the Federal Home Loan Bank of $15.0 million were repaid during the third quarter with $35.0 million outstanding at September 30, 2010. The Company’s loan-to-asset ratio decreased from 70.5% at December 31, 2009, to 66.9% at September 30, 2010, principally reflecting an increase in loan repayments over loan production. During the third quarter of 2010, the Company recorded a net loss of $4.8 million, compared to a net loss of $7.8 million for the 2009 third quarter. Provision for loan losses was $8.5 million for the third quarter of 2010, compared to $14.0 million for the third quarter of 2009. During the same period, the Company’s net interest margin decreased to 2.80%, compared with 3.31% for the third quarter of 2009, primarily as a result of higher levels of cash equivalents and nonaccrual loans combined with historically low interest rates. Accordingly, net interest income for the quarter decreased to $5.3 million, compared with $5.7 million for the third quarter of 2009. Noninterest income for the quarter totaled $2.0 million, compared to $1.2 million recorded during the third quarter of 2009, driven by increased SBA and mortgage services revenue and increased gains on the securities sold. Noninterest expense for the third quarter increased to $6.6 million, compared with $5.4 million during the same period in 2009. The increase in noninterest expense was driven primarily by higher salary costs and significantly higher holding costs of and write-downs on other real estate owned. The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

Loans

Net loans outstanding (excluding loans held for sale) were $494.6 million at September 30, 2010, compared to $526.0 million on December 31, 2009, a decrease of $31.4 million, or 5.97%. Before the allowance for loan losses, outstanding loans decreased $42.9 million, or 7.74%, from $554.2 million at December 31, 2009 to $511.3 million at September 30, 2010. The major components of loans follow (dollars in thousands):

	September 30, 2010	December 31, 2009
Real estate:
Construction and development	$128,832	$150,163
1-4 family residential	123,977	119,539
Multifamily	5,856	7,410
Nonfarm, nonresidential	179,571	194,337

Total real estate	438,236	471,449
Commercial and industrial loans	68,640	76,992
Consumer	4,397	5,790

	511,273	554,231
Allowance for loan losses	16,655	28,231

	$494,618	$526,000

Approximately $36.5 million of our outstanding loans are attributable to a relationship that has been established with Live Oak Bank, a de novo state chartered bank located in eastern North Carolina. Live Oak Bank focuses on the origination and servicing of loans to small businesses, primarily small business loans guaranteed by the SBA. The Bank has worked with Live Oak Bank since its inception to originate loans. The Bank also originates, services and sells SBA loans on its own. We expect to continue both originating and purchasing SBA loans and management feels this will positively impact future earnings.

Management expects loan growth will continue to be muted during the remainder of 2010 and into early 2011 as a result of the economic uncertainties that are expected to persist for the foreseeable future.

Deposits

Total deposits at September 30, 2010 were $689.9 million, compared to $673.3 million on December 31, 2009, an increase of $16.6 million, or 2.5%. The rise in deposits was attributable to increases of $4.6 million in demand deposits, $21.8 million in savings deposits, and $7.8 million in money market accounts, partially offset by declines of $823,000 and $16.7 million in interest-bearing checking accounts and certificates of deposits, respectively. Through our branch network, the Bank continues to attract new depository customers seeking value-added service. In addition to attracting new core deposit customers, our existing customers, in this low interest rate environment, are exhibiting a preference to maintaining their funds in short-term liquid investments, such as our savings and money market deposit accounts. As a consequence, customers are often taking the funds from maturing certificates and depositing them into savings, checking, and money market accounts.

Borrowings

As of September 30, 2010, the Company had total borrowings of $42.3 million, compared to $71.3 million at December 31, 2009. Borrowings from the Federal Home Loan Bank declined, through early repayment from $70.0 million at year-end 2009 to $35.0 million at September 30, 2010. The Bank used excess liquidity to reduce its outstanding borrowings by $15.0 million during the third quarter and incurred a $9,300 prepayment penalty on the early repayment of this debt and also reduced the borrowings by $20 million in the second quarter, incurring a prepayment penalty of $66,000.

Stockholders’ Equity

Consolidated stockholders’ equity declined to $40.4 million, or 5.2%, of total assets at September 30, 2010, compared to $43.8 million, or 5.5%, of total assets at December 31, 2009. The Company’s $4.1 million net loss for the first nine months of 2010 mainly contributed to the decline. A $562,000 decrease resulting from the payment of the dividends and accretion of discount on our preferred stock, partially offset by a $1.0 million increase in net unrealized gains on available for sale securities (net of income taxes) were the other factors contributing to the

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

change in stockholders’ equity during the nine-month period. Book value per common share decreased by $0.77 per share to $4.85 at September 30, 2010, compared to $5.62 per share at December 31, 2009.

No cash dividends have been declared on common stock during 2010, and management does not anticipate cash dividends on common stock for the foreseeable future. Further, in August 2010, the Company deferred the $205,000 payment of cash dividends on its preferred stock. The Company expects to again defer the $205,000 payment of the preferred dividend in November 2010, due to insufficient funding.

As of September 30, 2010, the Bank’s primary regulator categorized the Bank as “adequately-capitalized” under the regulatory framework for prompt corrective action. Actual capital amounts and ratios for the Company and the Bank at September 30, 2010 are presented in the following table (dollars in thousands):

	Actual		To Be “Adequately- Capitalized”		To Be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2010
Total Capital (to Risk-Weighted Assets)
Company	$41,659	8.42%	$39,592	8.00%	$	n/a	n/a
Bank	$41,575	8.40%	$39,586	8.00%		$49,483	10.00%
Tier I Capital (to Risk-Weighted Assets)
Company	$35,344	7.14%	$19,796	4.00%	$	n/a	n/a
Bank	$35,261	7.13%	$19,793	4.00%		$29,690	6.00%
Tier I Capital (to Average Assets)
Company	$35,344	4.59%	$30,775	4.00%	$	n/a	n/a
Bank	$35,261	4.58%	$30,772	4.00%		$38,465	5.00%

The Consent Order requires the Bank to have and maintain Tier I Capital in such an amount as to equal or exceed 8% of the Bank’s total assets and total risk-based capital in such an amount as to equal or exceed 12% of the Bank’s total risk-weighted assets. Plans are being formulated as to the type and amount of an equity infusion. Given the state of equity markets currently, our ability to raise capital in the foreseeable future is unknown. If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company.

Asset Quality

Over the course of the past three years, national credit quality has deteriorated as real estate markets have been hit with slowing sales and declining prices. The markets in which the Bank operates have also been affected by such downturns.

Although management believes the Company appropriately reserved for our problem assets at year-end 2009, we nonetheless continue to experience the effects of asset devaluation in our markets as the economy and businesses struggle to recover. We have recently allocated significant additional resources toward expeditious resolution of our nonperforming loans and those assets we have foreclosed upon. We anticipate additional provisioning and charge-offs during the remainder of the year to stay ahead of this aggressive resolution process. As of September 30, 2010, nonperforming assets were $31.7 million, down $2.8 million from $34.5 million at December 31, 2009. As a percentage of period-end portfolio loans and other real estate, nonperforming assets were 6.13% at September 30, 2010, versus 6.20% at year-end 2009. The allowance for loan losses as of percentage of period-end portfolio loans stood at 3.26% at September 30, 2010, down from 5.09% at December 31, 2009, mainly reflecting $21.1 million in net charge-offs taken during 2010, partially offset by a decline in outstanding loan balances. Management expects the level of nonperforming assets to increase during the fourth quarter of 2010.

The provision for loan losses was $9.5 million for the 2010 nine-month period, compared to $14.0 million in the year-earlier period, while net charge-offs were $21.1 million in the 2010 first three quarters, compared to net charge-offs of $10.0 million for the first three quarters of 2009. The increase in net charge-offs resulted principally from recognition of losses previously reserved for as these loans were worked through the Bank’s asset resolution

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

process. In addition, as part of this resolution process, management provides for additional losses through increases to its allowance for loan losses.

As of September 30, 2010, the Company had $14.1 million in loans 30 to 90 days delinquent, no loans over 90 days delinquent and still accruing interest, and nonaccruing loans totaling $24.7 million. In addition, the Company had $7.0 million in foreclosed assets and $7,000 in repossessed personal property at September 30, 2010. The following table provides additional information about the Bank’s nonperforming assets as of September 30, 2010 and December 31, 2009:

	At September 30, 2010	At December 31, 2009

Nonaccrual loans	$24,698	$32,792
Loan past due 90 or more days and still accruing interest	—	—

Total nonperforming loans	24,698	32,792
Other real estate owned	7,044	1,665
Repossessed assets	7	—

Total nonperforming assets	$31,749	$34,457

Allowance for loan losses	$16,655	$28,231

Nonperforming loans to period end loans, excluding loans held for sale	4.83%	5.92%

Allowance for loan losses to period end loans, excluding loans held for sale	3.26%	5.09%

Nonperforming assets as a percentage of:
Loans and other real estate	6.13%	6.20%
Total assets	4.08%	4.35%

Ratio of allowance for loan losses to nonperforming loans	67.43%	86.09%

Restructured Loans Accruing Interest. On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreements, has been demonstrated over several payment cycles. Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions.

The following table provides a summary of restructured loans that continue to accrue interest:

	September 30, 2010		December 31, 2009
	Amount	As a Percent of Total Loans	Amount	As a Percent of Total Loans
Restructured Loans
Construction & Development	$—	—	$—	—
1-4 Family Residential	71	0.01%	530	0.10%
Multifamily	—	—	—	—
Non Farm – Non Residential	479	0.10%	817	0.14%

Total Real Estate	550	0.11%	1,347	0.24%

Commercial & Industrial	24	0.00%	42	0.01%
Consumer	—	—	—	—

Total Restructured Loans	$574	0.11%	$1,389	0.25%

Impaired Loans. Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

individually impaired, Management measures the impairment in accordance with generally accepted accounting principles. The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals. At September 30, 2010, impaired loans totaled $91.0 million. Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $11.9 million.

Loan loss experience for the nine months ended September 30, 2010 and 2009, is presented below (dollars in thousands).

	For the Nine Months Ended September 30,
	2010	2009

Balance at beginning of the period	$28,231	$9,013
Provision for loan losses	9,520	18,975
Charge-offs
Construction and development	13,439	5,493
1-4 family residential	2,831	2,542
Multifamily	184	—
Nonfarm, non residential	695	457

Total real estate	17,149	8,492
Commercial	4,101	1,766
Consumer	411	19

Total charge-offs	21,661	10,277
Recoveries
Construction and development	331	108
1-4 family residential	7	121
Nonfarm, non residential	4	—

Total real estate	342	229
Commercial	212	20
Consumer	11	4

Total recoveries	565	253

Net charge-offs	21,096	10,024
Balance at end of period	$16,655	$17,964

Average loans, excluding loans held for sale	$531,921	$582,120

Period end loans, excluding loans held for sale	$511,273	$570,289

Net charge-offs to average loans, excluding loans held for sale (1)	5.30%	2.30%

Allowance for loan losses to period end loans, excluding loans held for sale	3.26%	3.15%

(1)	Annualized

The level of the allowance for loan losses is established based upon management’s evaluation of portfolio composition, current and projected national and local economic conditions, and results of independent reviews of the loan portfolio by internal and external examination. Management recognizes the inherent risk associated with commercial and consumer lending, including whether or not a borrower’s actual results of operations will correspond to those projected by the borrower when the loan was funded; economic factors such as the number of

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

housing starts and fluctuations in interest rates; possible further depression of collateral values; and completion of projects within the original cost and time estimates. As a result, management continues to actively monitor the Company’s asset quality and lending policies.

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

Management has taken what it believes to be an aggressive stance on identifying problems with credits and placing them on nonaccruing status relatively early in its evaluation process. In addition, management has evaluated these credits and their ultimate collectability using both internal and external portfolio loan reviews, and believes any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Bank’s existing allowance for loan losses. Based on its current evaluation and upon data presently available, management believes that the Company’s allowance for loan losses is adequate.

Results of Operations

Three Months Ended September 30, 2010, Compared to the Three Months Ended September 30, 2009

Summary

The Company’s net loss was $4.8 million for the third quarter of 2010, compared with a net loss of $7.8 million for the same quarter in 2009. The net loss available to common stockholders, after the cumulative effect of preferred stock dividends, was $5.1 million for the third quarter of 2010, or $(0.99) per diluted share, an improvement of $3.0 million, or $0.62 per diluted share, compared with a net loss available to common shareholders of $8.1 million, or $(1.61) per diluted share, in the year-ago quarter. Annualized returns on average assets and average common equity were (2.46)% and (74.19)%, respectively, for the 2010 third quarter, compared to the 2009 third quarter of (4.44)% and (69.41)%, respectively. The Company’s efficiency ratio was 95.0% in the 2010 third quarter, compared to 78.9% in the year-ago quarter. The lower net loss in 2010 was driven principally by a lower provision for loan losses, assisted by stronger noninterest income, including higher gains on the sale of securities and SBA loans, and controlled noninterest expense, partially offset by a declining net interest margin.

Net Interest Income

For the third quarter of 2010, interest income of $7.8 million, offset by total interest expense of $2.5 million, generated net interest income of $5.3 million, a decrease of $384,000, or 6.77%, from the same quarter of 2009. The reduction in the Company’s net interest margin from 3.37% in the 2009 quarter to 2.85% in the 2010 third quarter was the principal cause of this decline in net interest income. Although the Company’s cost of funds decreased from 1.69% in 2009 to 1.51% in 2010, the decrease in the average yield on earning assets declined at a more accelerated rate from 4.81% in 2009 to 4.20% in 2010. The Company’s decision to build and maintain a significant liquidity position in an uncertain regulatory and economic environment, combined with the declines in loans outstanding drove the decrease in interest income. Late in the second quarter, the Company began using excess interest-bearing deposits with the Federal Reserve and the proceeds from loan repayments to fund investment portfolio purchases. This decision has led to a 25 basis point improvement in the third quarter 2010 net interest margin, compared to the 2.60% margin in the 2010 second quarter. However, the net interest margin will be negatively affected if the economic environment remains sluggish, loan originations slow further, and nonaccrual loans continue at higher levels.

The following tables illustrate the Company’s yield on earning assets and cost of funds for the three-month periods ended September 30, 2010 and 2009.

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

	Three Months Ended September 30
	2010			2009
	Average Balance	Interest Income/ Expense(2)(3)	Average Rate (1)	Average Balance	Interest Income/ Expense(2)(3)	Average Rate (1)
Interest-earning assets:
Loans and loans held for sale	$517,198	$6,864	5.27%	$582,199	$7,577	5.16%
Investment securities	153,064	854	2.23%	78,655	512	2.60%
Federal funds sold	—	—	—%	6,927	5	0.29%
Due from Federal Reserve Bank	58,550	34	0.23%	—	—	—%
Interest-earning deposits with banks	6,794	25	1.46%	30	—	—%

Total interest-earning assets	735,606	7,777	4.20%	667,811	8,094	4.81%

Noninterest-earning assets:
Cash and due from banks	11,059			9,309
Property and equipment	5,140			6,548
Interest receivable and other	22,240			14,150

Total noninterest-earning assets	38,439			30,007

Total assets	$774,045			$697,818

Interest-bearing liabilities:
NOW accounts	61,790	53	0.34%	58,239	54	0.37%
Money market accounts	48,366	143	1.17%	51,575	217	1.67%
Savings deposits	107,476	300	1.11%	87,972	270	1.22%
Time deposits	400,954	1,909	1.89%	331,130	1,855	2.22%
Federal funds purchased/repurchase agreements	1,118	2	0.71%	1,757	4	0.90%
Borrowings	37,120	86	0.91%	39,525	26	0.26%

Total interest-bearing liabilities	656,824	2,493	1.51%	570,198	2,426	1.69%

Noninterest-bearing liabilities:
Demand deposits	68,192			61,866
Interest payable and other	6,261			4,141

Total noninterest-bearing liabilities	74,453			66,007

Total liabilities	731,277			636,205

Stockholders’ equity	42,768			61,613

Total liabilities and stockholders’ equity	$774,045			$697,818

Net interest income and interest rate spread		$5,284	2.69%		$5,668	3.12%

Net yield on average interest-earning assets			2.85%			3.37%

Ratio of average interest-earning assets to average interest-bearing liabilities	111.99%			117.12%

(1)	Annualized.
(2)	Interest income includes amortization of deferred loan fees, net.
(3)	Nonaccrual loans are included in gross loans but interest is not included in interest income.

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

The table below illustrates the impact of changes in both rate and volume on the net interest income realized by the Company for the following three-month periods.

Volume and Rate Variance Analysis

(dollars in thousands)

		Three Months Ended September 30,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate(1)	Volume(1)	Total	Rate(1)	Volume(1)	Total

Interest Income:
Loans and loans held for sale	$147	$(860)	$(713)	$(1,261)	$49	$(1,212)
Investment securities	(82)	424	342	(372)	155	(217)
Federal funds sold	—	(5)	(5)	—	—	—
Due from Federal Reserve Bank	—	34	34	—	—	—
Interest-bearing bank deposits	25	—	25	—	—	—

Total interest income	$90	$(407)	$(317)	$(1,633)	$204	$(1,429)

Interest expense:
NOW accounts	$(4)	$3	$(1)	$(95)	—	$(95)
Money markets	(61)	(13)	(74)	64	(80)	(16)
Savings deposits	(26)	56	30	(337)	150	(187)
Time deposits	(303)	357	54	(1,159)	77	(1,082)
Federal funds purchased and securities sold under agreements to repurchase	(1)	(1)	(2)	(31)	(30)	(61)
Other borrowings	61	(1)	60	(252)	(97)	(349)

Total interest expense	(334)	401	67	(1,810)	20	(1,790)

Net increase (decrease) in net interest income	$424	$(808)	$(384)	$177	$184	$361

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

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

Provision for loan losses for the three months ended September 30, 2010, totaled $8.5 million, down from $14.0 million for the comparable 2009 quarter. Although the provision for loan losses in the 2010 quarter is down significantly from the 2009 third quarter, it still remains at a historically high level, reflecting continued deterioration in real estate values, weak economic conditions, and high unemployment and underemployment in western North Carolina.

Noninterest Income

Noninterest income for the three months ended September 30, 2010, totaled $2.0 million, compared with $1.2 million for the same quarter in 2009. The two primary components of noninterest income are income derived from mortgage loan originations and service charges on deposit accounts, which contributed $661,000 and $572,000, respectively, to noninterest income while other service charges, increases in the cash surrender value of bank-owned life insurance, net realized gains on the sale of investment securities, and gain on sale of SBA loans contributed $131,000, $117,000, $297,000, and $173,000, respectively. During the same period in 2009, income derived from mortgage loan originations of $407,000 and service charges on deposits in the amount of $543,000 were the major components of noninterest income, while other service charges, increases in the cash

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

surrender value of bank-owned life insurance and net gains on the sale of investment securities added $98,000, $130,000, and $47,000 respectively, to noninterest income.

Noninterest Expense

Noninterest expense of $6.6 million for the third quarter of 2010 was $1.2 million higher than noninterest expense of $5.4 million in the 2009 third quarter. The increase in noninterest expense was driven by higher salaries and related benefit costs along with other expenses and write-downs associated with foreclosed and other repossessed asset resolutions. Data processing costs increased $228,000 due to credits used in 2009 related to the fourth quarter 2008 core system conversion. Deposit insurance premiums of $572,000 in the third quarter of 2010 were $327,000 higher than the $245,000 premium cost in the 2009 third quarter, reflecting increased assessments due mainly to the Bank’s asset quality deterioration.

Due to the pre-tax loss of $12.5 million in the 2009 period, the Company recorded an income tax benefit of $4.7 million for the 2009 quarter, equating to an effective tax rate of 37.5%. For the third quarter of 2010, the Company recorded $3.1 million of income tax benefit based on a pre-tax loss of $7.9 million, equaling an effective tax rate of 38.4%.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Summary

Results for the first nine months of 2010 include a net loss available to common shareholders of $4.9 million, or $(0.96) per diluted share, a $4.8 million decrease, or $0.97 per diluted share, from the comparable measures in the third quarter of 2009 of $9.7 million, or $(1.93) per diluted share, respectively. Annualized returns on average assets and average common equity were (0.69)% and (23.24)%, respectively, for the first nine months of 2010, compared to the same period in 2009 of (1.69)% and (27.40)%, respectively. The Company’s efficiency ratio was 89.9% in the 2010 nine-month period, versus 96.7% in the 2009 nine-month period. Similar to the third-quarter comparison, overall, the lower net loss for the first nine months of 2010 financial performance resulted from a substantially lower provision for loan losses, partially offset by a falling net interest margin and aided by higher noninterest income. In addition, the previously-cited variances in securities gains and losses and other foreclosed real estate expense impacted the comparison of results between periods. Noninterest expense in 2010 was also adversely affected by increased FDIC deposit insurance assessments and costs of data processing when compared with the prior-year period.

Net Interest Income

Net interest income, the primary component of the Company’s earnings, decreased from $17.1 million for the first nine months of 2009 to $15.3 million for the first nine months of 2010, a decrease of $1.8 million, or 10.5%. Interest income decreased $2.2 million from $25.5 million for the first nine months of 2009 to $23.3 million for the comparable period in 2010. Interest expense decreased $461,000 from $8.4 million for the first nine months of 2009 to $7.9 million for the first nine months of 2010. The decrease in net interest income year over year is attributable to the decline in the Company’s net interest margin, resulting from a reduction in loans outstanding and an increase in nonaccrual loans. The net interest margin decreased from 3.39% for the nine months ended September 30, 2009 to 2.69% for the nine months ended September 30, 2010.

Average interest-earning assets for the 2010 period were $763.7 million, an increase of $89.0 million, or 13.2%, compared to the 2009 period, while the average yield decreased by 98 basis points from 5.05% to 4.07%. The increase in earning assets, resulting from deposit account inflows, consisted of increased investment securities and interest-bearing balances on deposit with the Federal Reserve Bank. The decrease in yield was driven by reduced yields on loans, including the impact on nonaccrual loans, and higher levels on investment securities and cash equivalents, which traditionally bear lower interest rates. Average interest-bearing liabilities were $679.1 million, an increase of $99.5 million, or 17.2%, as a result of increases in deposits and borrowings. The average cost of interest-bearing liabilities decreased by 37 basis points, from 1.93% to 1.56%, principally due to lower borrowing costs, combined with the downward repricing of the Company’s certificates of deposit.

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

The following table illustrates the Company’s yield on earning assets and cost of funds for the nine-month periods ended September 30, 2010 and 2009.

	Nine Months Ended September 30
	2010			2009
	Average Balance	Interest Income/ Expense(2)(3)	Average Rate (1)	Average Balance	Interest Income/ Expense(2)(3)	Average Rate (1)
Interest-earning assets:
Loans and loans held for sale	$534,891	$21,052	5.26%	$584,990	$23,448	5.36%
Investment securities	125,605	2,012	2.14%	84,186	2,057	3.26%
Federal funds sold	—	—	—%	5,473	9	0.22%
Interest on Federal Reserve balances	100,242	175	0.23%	—	—	—%
Interest-earning cash deposits	2,941	29	1.32%	29	—	—%

Total interest-earning assets	763,679	23,268	4.07%	674,678	25,514	5.05%

Noninterest-earning assets:
Cash and due from banks	10,319			9,651
Property and equipment	5,396			6,789
Interest receivable and other	13,824			14,075

Total noninterest-earning assets	29,539			30,515

Total assets	$793,218			$705,193

Interest-bearing liabilities:
NOW accounts	61,272	154	0.34%	57,651	161	0.37%
Money markets	46,009	438	1.27%	44,560	563	1.69%
Savings deposits	98,125	815	1.11%	83,327	866	1.39%
Time deposits	419,267	6,158	1.96%	341,951	6,681	2.61%
Federal funds purchased/repurchase agreements	1,043	5	0.64%	1,889	11	0.78%
Borrowings	52,693	358	0.90%	50,224	107	0.28%

Total interest-bearing liabilities	678,409	7,928	1.56%	579,602	8,389	1.93%

Noninterest-bearing liabilities:
Demand deposits	64,933			58,750
Interest payable and other	6,266			4,265

Total noninterest-bearing liabilities	71,199			63,015

Total liabilities	749,608			642,617

Stockholders’ equity	43,610			62,576

Total liabilities and stockholders’ equity	$793,218		2.51%	$705,193

Net interest income and interest rate spread		$15,340	2.46%		$17,125	3.12%

Net yield on average interest-earning assets	112.57		2.69%			3.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.45%			116.40%

(1)	Annualized.
(2)	Interest income includes amortization of deferred loan fees, net.
(3)	Nonaccrual loans are included in gross loans but interest is not included in interest income.

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

The table below illustrates the impact of changes in both rate and volume on the net interest income realized by the Company for the following nine-month periods.

Volume and Rate Variance Analysis

(dollars in thousands)

		Nine Months Ended September 30,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate(1)	Volume(1)	Total	Rate(1)	Volume(1)	Total

Interest Income:
Loans and loans held for sale	$(418)	$(1,978)	$(2,396)	$(4,646)	$852	$(3,794)
Investment securities	(852)	807	(45)	(21)	30	9
Federal funds sold	—	(9)	(9)	—	(2)	(2)
Due from Federal Reserve Bank	—	175	175	—	—	—
Interest-bearing bank deposits	29	—	29	(1)	—	(1)

Total interest income	$(1,241)	$(1,005)	$(2,246)	$(4,668)	$880	$(3,788)

Interest expense:
NOW accounts	$(17)	$10	$(7)	$(303)	—	$(303)
Money markets	(143)	18	(125)	201	(268)	(67)
Savings deposits	(190)	139	(51)	(1,107)	692	(415)
Time deposits	(1,855)	1,332	(523)	(3,992)	230	(3,762)
Federal funds purchased and securities sold under agreements to repurchase	(2)	(4)	(6)	(90)	(136)	(226)
Other borrowings	244	7	251	(939)	85	(854)

Total interest expense	(1,963)	1,502	(461)	(6,230)	603	(5,627)

Net increase (decrease) in net interest income	$722	$(2,507)	$(1,785)	$1,562	$277	$1,839

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

Provisions for Loan Losses

Provision for loan losses for the first nine months of 2010 totaled $9.5 million, compared to $19.0 million for the first nine months of 2009. Although the provision for loan losses in 2010 is down substantially from 2009, it still remains at a historically high level, reflecting continued real estate devaluation, weak economic conditions and high unemployment and unemployment and underemployment in western North Carolina.

Noninterest Income

Noninterest income for the nine months ended September 30, 2010, totaled $5.0 million, compared with $3.8 million for the same period in 2009. The two primary components of noninterest income are income derived from mortgage loan originations and service charges on deposit accounts, which contributed $1.5 million and $1.7 million, respectively, to noninterest income while other service charges, increases in the cash surrender value of bank-owned life insurance, net realized gains on the sale of investment securities, and gain on sale of SBA loans contributed $361,000, $347,000, $797,000, and $302,000, respectively. During the same period in 2009, income derived from mortgage loan originations of $1.3 million and service charges on deposits in the amount of $1.6 million were the major components of noninterest income, while other service charges, increases in the cash surrender value of bank-owned life insurance and net gains on the sale of investment securities added $272,000, $407,000 and $598,000, respectively, to noninterest income. There were no sales of Small Business Administration loans during the 2009 period. Adversely affecting the first nine months of 2009 was a $424,000 loss incurred on the write-off of the Company’s investment in Silverton Bank, its primary correspondent bank at the time.

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2010 was $17.7 million compared to $16.3 million for the nine months ended September 30, 2009. Compensation expense, accounting for nearly half of noninterest expense, totaled $8.1 million for the third quarter of 2010, compared to $7.2 million for the same period in 2009. This increase is attributable primarily to increased resources dedicated to problem-asset resolution.

Deposit insurance premiums totaled $1.7 million for the 2010 nine-month period, an increase of $599,000, or 56.9%, over the premiums incurred for the same period one year ago. Data processing and telecommunication expense increased to $1.7 million for the first nine months of 2010, up $632,000 from $1.1 million for the same period in 2009 as the 2009 expense included credits from the Company’s fourth quarter 2008 core systems conversion. Also contributing to the variance in noninterest expense between nine-month periods were write-downs and losses on sales of other real estate owned, which totaled $1.0 million for the first nine months of 2010, down $354,000 from $1.3 million in the comparable 2009 period.

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

In addition to management of interest rate risk, another function of the Committee is evaluating the current liquidity of the Bank and identifying and planning for future liquidity needs. Such needs primarily consist of insuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities. Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity. The Bank’s “on balance sheet” liquidity ratio was 24.1% at September 30, 2010. Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs. The Company, however, has limited sources of revenue, and the Consent Order does not permit the payment of dividends between the Bank and the Company. Therefore, without this primary source of revenue from the Bank, the Company expects to continue to defer the payment of dividends on its preferred stock.

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

1st Financial Services Corporation

Management’s Discussion and Analysis

September 30, 2010

No change in our internal control over financial reporting was identified that occurred during the Company’s third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber

32.01	Rule 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Financial Services Corporation (Registrant)

Date: November 15, 2010	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Holly L. Schreiber
Holly L. Schreiber
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber

32.01	Rule 1350 Certifications