Form 10-K
period 2010-12-31
1st Financial Services CORP
filed 2011-04-14
CIK 1434743

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
____________________

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
____________________

Securities registered under Section 12(b) of the Act:	None
Securities registered under Section 12(g) of the Act:	Common Stock, $5.00 par value per share
(Title of class)
____________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐      No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐      No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑      No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2010, was $6.9 million based on the closing sale price of the Registrant’s common stock as reported on the OTC Bulletin Board.

On April 12, 2011, there were 5,082,058 outstanding shares of the Registrant’s common stock.

Documents Incorporated by Reference

 Portions of Registrant’s definitive Proxy Statement to be filed with the SEC in connection with its 2011 Annual Meeting are incorporated into Part III of this Report.

1ST FINANCIAL SERVICES CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	100

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements represent expectations and beliefs of 1st Financial Services Corporation (1st Financial or the Company) including but not limited to 1st Financial’s operations, performance, financial condition, growth or strategies.  These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements.  For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•
our failure to meet the capital ratio requirements in the Stipulation to the Issuance of a Consent Order (the Stipulation) agreeing to the issuance of a Consent Order (the Consent Order) with the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks (the Commissioner);

•	our failure to meet the capital ratio requirements in the Written Agreement (the Written Agreement) with the Federal Reserve Bank of Richmond (Federal Reserve Bank);

•	the effect of other requirements in the Consent Order and Written Agreement to which we are subject and any further regulatory actions;

•	regulatory limitations or prohibitions with respect to the operations or activities of 1st Financial;

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for loan losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	technological changes and security and operational risks associated with the use of technology;

•	the availability of and/or an unexpectedly high cost of additional capital;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks, ineffective hedging and liquidity risks;

•	premiums for directors and officers liability insurance (D&O insurance) may increase; we may be unable to renew our D&O insurance policy on acceptable terms;

•	counterparty risk;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;

•	the effects of the FDIC deposit insurance premiums and assessments;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	volatility in the credit or equity markets and its effect on the general economy;

•	demand for the products or services of 1st Financial, as well as its ability to attract and retain qualified people;

•	the costs and effects of legal, accounting and regulatory developments and compliance, including the Consent Order and the Written Agreement; and

•	regulatory approvals for acquisitions or branch expansion cannot be obtained on the terms expected or on the anticipated schedule.

1st Financial cautions the foregoing list of important factors is not exhaustive.  1st Financial undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of 1st Financial.

PART I

ITEM 1.          BUSINESS

General

1st Financial Services Corporation (1st Financial or the Company), became the bank holding company for Mountain 1st Bank & Trust Company (the Bank) in May 2008.  1st Financial has essentially no other assets or liabilities other than its investment in the Bank.  1st Financial’s business activity consists of directing the activities of the Bank.  The Bank has a wholly owned subsidiary, Clear Focus Holdings LLC. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.  1st Financial and the Bank are both headquartered at 101 Jack Street, Hendersonville, North Carolina 28792.

The Bank was incorporated under the laws of the state of North Carolina on April 30, 2004, and opened for business on May 14, 2004, as a North Carolina chartered commercial bank.  At December 31, 2010, the Bank was engaged in general commercial banking primarily in nine western North Carolina counties: Buncombe, Catawba, Cleveland, Haywood, Henderson, McDowell, Polk, Rutherford, and Transylvania.  The Bank operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the FDIC).

As a North Carolina bank, the Bank is subject to examination and regulation by the FDIC and the North Carolina Commissioner of Banks (the Commissioner). The Bank is further subject to certain regulations of the Federal Reserve governing reserve requirements to be maintained against deposits and other matters. The business and regulation of the Bank are also subject to legislative changes from time to time.  The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (FRB), and as such, the Company is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB. See “Supervision and Regulation.”

The Bank’s primary market area is southwestern North Carolina.  Its main office and Hendersonville South office are located in Hendersonville, North Carolina.  At December 31, 2010, the Bank also had full service branch offices in Arden, Asheville, Brevard, Columbus, Etowah, Forest City, Fletcher, Hickory, Marion, Lake Lure, Shelby and Waynesville, North Carolina.  The Bank’s loans and deposits are primarily generated from within its local market areas.

The Company’s primary source of revenue is interest and fee income from its lending activities. These lending activities consist principally of originating commercial operating and working capital loans, residential mortgage loans, home equity lines of credit, other consumer loans and loans secured by commercial real estate. Management targets a loan-to-asset ratio of 70% to 80%.  It is management’s opinion that maintaining a loan to asset ratio in this range maximizes earnings potential while still providing adequate liquidity for the safe and sound operation of the Company.  At December 31, 2010, the Company’s loan-to-asset ratio was 67.0%.  This number is slightly below the targeted range reflecting the Bank’s desire to increase liquidity and lower risk in the portfolio.

Interest and dividend income from investment activities generally provides the second largest source of income to the Company after interest on loans.  Management has chosen to restrict the level of credit risk in the Company’s investment portfolio and as such it is comprised primarily of debt and mortgage-backed securities issued by agencies of the United States and government sponsored enterprises.  Management expects to continue this practice for the foreseeable future. Furthermore, management has chosen to maintain a relatively short duration with respect to the investment portfolio as a whole. While this strategy has resulted in a slight reduction in portfolio yield, it has generally reduced the market price volatility and consequently, potential mark to market charges against the Company’s capital.

Deposits are the primary source of the Company’s funds for lending and other investment purposes.  The Company attracts both short and long-term deposits from the general public by offering a variety of accounts and rates.  In addition to noninterest bearing checking accounts, the Company offers statement savings accounts, negotiable order of withdrawal (NOW) accounts, money market demand accounts, fixed interest rate certificates with varying maturities, and IRA deposit accounts.

Enforcement Policies and Actions

Federal and state laws give the FDIC and the Commissioner substantial powers to enforce compliance with laws, rules and regulations.  Banks or individuals may be ordered to cease and desist from violations of law or other unsafe and unsound practices. The banking regulators have the power to impose civil money penalties against individuals or institutions for certain violations.

Persons who are affiliated with depository institutions can be removed from any office held in that institution and banned from participating in the affairs of any financial institution. The banking regulators frequently employ the enforcement authorities provided in federal and state law.

Enforcement Action - Consent Order

During 2009, the FDIC conducted a periodic examination of the Bank. As a consequence of this examination, effective February 25, 2010, the Bank entered into a Stipulation agreeing to the issuance of a Consent Order with the FDIC and the Commissioner (the Consent Order).

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

•
The Bank Board will assess the Bank’s management team to ensure the Bank’s executive officers have the skills, training, abilities and experience needed to cause the Bank to comply with the Consent Order, operate in a safe and sound manner, comply with applicable laws and regulations, and strengthen all areas of the Bank’s operations that are not currently in compliance with the Consent Order.  The Board will also assess the Bank’s management and staffing needs in order to determine if additional resources should be added to the management team.

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

•
The Bank will not extend additional credit to any borrower who had a loan with the Bank that was charged off or who has a current loan that is classified “Loss” or “Doubtful”. The Bank also will not extend additional credit to any borrower who has a loan or other extension of credit that is classified “Substandard” or listed for “Special Mention” and is uncollected. A further extension of credit may be made to a borrower with a “Substandard” or “Special Mention” loan if the Bank Board determines such extension would be in the best interests of the Bank.

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

•
Within 90 days from the effectiveness of the Consent Order, the Bank will implement a plan and 2010 budget designed to improve its net interest margin, increase interest income, reduce expenditures, and improve and sustain earnings.

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

The foregoing description is a summary of the material terms of the Consent Order and is qualified in its entirety by reference to the Consent Order.  A copy of the Consent Order has been filed with the Securities and Exchange Commission (the SEC) and is available on the SEC's Internet website at www.sec.gov.  The Consent Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

The plans, policies and procedures which the Bank is required to prepare under the Consent Order are subject to approval by the supervisory authorities before implementation.  During the period a Consent Order, having the general provisions discussed above, is in effect, the financial institution is discouraged from requesting approval to either expand through acquisitions or open additional branches.  Accordingly, the Bank will defer pursuit of its strategy of expanding its current markets or entering into new markets through acquisition or branching until the Consent Order is terminated.

Enforcement Action – Written Agreement

As a direct consequence of the issuance of the Consent Order and the requirement the Company serve as a source of strength for the Bank, 1st Financial executed a written agreement (the Written Agreement) with the Federal Reserve Bank of Richmond (the Federal Reserve Bank), effective October 13, 2010.

Although the Company neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Written Agreement, which requires it to undertake a number of actions:

•
The Board of Directors of 1st Financial shall take appropriate steps to fully utilize 1st Financial’s financial and managerial resources, to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure the Bank complies with the Consent Order and any other supervisory action taken by the Bank’s federal or state regulator.

•
1st Financial shall not declare or pay any dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the FRB).

•
1st Financial shall not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Federal Reserve Bank.

•
All requests for prior approval shall be received by the Federal Reserve Bank at least 30 days prior to the proposed dividend declaration date.  All requests shall contain, at a minimum, current and projected information on 1st Financial’s capital, earnings, and cash flow; the Bank’s capital, asset quality, earnings, and allowance for loan and lease losses; and identification of the sources of funds for the proposed payment or distribution.

•
1st Financial shall not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Federal Reserve Bank.  All requests for prior written approval shall contain, but not be limited to, a statement regarding the purpose of the debt, the terms of the debt, and the planned source(s) for debt repayment, and an analysis of the cash flow resources available to meet such debt repayment.

•	1st Financial shall not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Federal Reserve Bank.

•
Within 60 days of the Written Agreement, 1st Financial shall submit to the Federal Reserve Bank an acceptable written plan to maintain sufficient capital at 1st Financial on a consolidated basis. The plan shall, at a minimum, address, consider, and include:

➢
The consolidated organization’s and the Bank’s current and future capital requirements, including compliance with the Capital Adequacy Guidelines for Bank Holding Companies and the applicable capital adequacy guidelines for the Bank issued by the Bank’s federal regulator;

➢
the adequacy of the Bank’s capital, taking into account the volume of classified credits, concentrations of credit, allowance for loan and lease losses, current and projected asset growth, and projected retained earnings;

➢	the source and timing of additional funds necessary to fulfill the consolidated organization’s and the Bank’s future capital requirements;

➢	supervisory requests for additional capital at the Bank or the requirements of any supervisory action imposed on the Bank by its federal regulator; and

➢	the requirements of Regulation Y of the FRB that 1st Financial serve as a source of strength to the Bank.

•
1st Financial shall notify the Federal Reserve Bank, in writing, no more than 45 days after the end of any quarter in which any of 1st Financial’s capital ratios fall below the approved plan’s minimum ratios.  Together with the notification, 1st Financial shall submit an acceptable written plan that details the steps that 1st Financial will take to increase 1st Financial’s capital ratios to or above the approved plan's minimums.

•
Within 60 days of the Written Agreement, 1st Financial shall submit to the Federal Reserve Bank a written statement of its planned sources and uses of cash for debt service, operating expenses, and other purposes (Cash Flow Projection) for 2011. 1st Financial shall submit to the Federal Reserve Bank a Cash Flow Projection for each calendar year subsequent to 2011 at least one month prior to the beginning of that calendar year.

•
In appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, 1st Financial shall comply with the notice provisions of the Federal Deposit Insurance Act and Regulation Y of the FRB.

•	1st Financial shall comply with the restrictions on indemnification and severance payments of the FDI Act and the FDIC’s regulations.

•
Within 30 days after the end of each calendar quarter following the date of the Written Agreement, the Board of Directors shall submit to the Federal Reserve Bank written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement and the results thereof, and a parent company only balance sheet, income statement, and, as applicable, report of changes in stockholders’ equity.

•
1st Financial shall submit a written capital plan that is acceptable to the Federal Reserve Bank within the applicable time period set forth in the Written Agreement.  Within 10 days of approval by the Federal Reserve Bank, 1st Financial shall adopt the approved capital plan.  Upon adoption, 1st Financial shall promptly implement the approved plan, and thereafter fully comply with it.  During the term of the Written Agreement, the approved capital plan shall not be amended or rescinded without the prior written approval of the Federal Reserve Bank.

The foregoing description is a summary of the material terms of the Written Agreement and is qualified in its entirety by reference to the Written Agreement. A copy of the Written Agreement has been filed with the SEC and is available on the SEC's Internet website at www.sec.gov.   Each provision of the Written Agreement shall remain effective and enforceable until stayed, modified, terminated, or suspended in writing by the Federal Reserve Bank.

Competition and Market Area

Commercial banking in North Carolina is highly competitive, due in large part to our state’s early adoption of statewide branching.  Over the years, federal and state legislation (including the elimination of restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business and the potential for competition among financial institutions of all types has increased significantly.

Banking also is highly competitive in our market.  North Carolina is home to several of the largest commercial banks in the United States all of which have branches located in our nine-county banking market.  We compete with numerous national, regional and community commercial banks in our markets as well as several savings institutions, credit unions, and nonbank financial service providers.

Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally.  Other important competitive factors include office location, office hours, quality of customer service, community reputation, continuity of personnel and services, and in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services.  Many of our competitors have greater resources, broader geographic markets, more extensive branch networks, and higher lending limits than we do.  They also may offer a broader menu of products and services and can better afford and make more effective use of media advertising, support services, and electronic technology than we can.  In terms of assets, we are one of the smaller commercial banks in North Carolina, and we cannot assure you we will be or continue to be an effective competitor in our banking market.  However, we believe community banks can compete successfully by providing personalized service and making timely, local decisions, and further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from customers who become dissatisfied as their financial institutions grow larger.  We also believe the continued growth of our banking market affords an opportunity to capture new deposits.

Substantially all of our customers are individuals, and small and medium-sized businesses.  We differentiate ourselves from our larger competitors with our focus on relationship banking, personalized service, direct customer contact, and our ability to make credit and other business decisions locally.  We also depend on our reputation as a community bank in our banking market, our involvement in the communities we serve, the experience of our senior management team, and the quality of the members of our teams charged with the day-to-day operation of the Company.  We believe our focus allows us to be more responsive to our customers’ needs and more flexible in approving loans and customizing deposit products based on our personal knowledge of our customers.

The Company’s primary market area is the southwestern mountain region of North Carolina.  The primary economic drivers of the area are tourism and a burgeoning retirement industry, which has provided a significant stimulus to residential and resort development.  Although this area has relatively few large manufacturing facilities, it has numerous small to mid-sized businesses, which are our primary business customers.  These businesses include agricultural producers, artisans and specialty craft manufacturers, small industrial manufacturers, and a variety of service oriented industries.

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

Lending Activities

General.    We provide a variety of commercial and consumer lending products to small to medium-sized businesses and individuals for various business and personal purposes, including term and installment loans, business and personal lines of credit, equity lines of credit and overdraft checking credit.  These lending products are offered through both conventional avenues as well as government guaranteed lending programs such as Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) loans.  For financial reporting purposes, our loan portfolio generally is divided into real estate loans, consumer installment loans, commercial and industrial loans (including agricultural production loans), and revolving consumer related loans.  We currently make credit card services available to our customers through a correspondent relationship.  Statistical information about our loan portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate Loans.    Our real estate loan classification includes all loans secured by real estate.  Real estate loans include those loans made to purchase, refinance, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial, agricultural and consumer purposes (which may or may not be related to our real estate collateral).  At December 31, 2010, loans amounting to 85.5% of our loan portfolio, excluding loans held for sale, were classified as real estate loans, essentially unchanged from 85.0% at December 31, 2009.  While we do originate long-term, fixed-rate residential mortgages, we generally do not retain these loans in the Company’s loan portfolio.  Rather, these are sold on a flow basis to other lenders after closing and are reflected in the accompanying consolidated financial statements as “Loans Held for Sale”.  This arrangement permits us to make long-term residential loans available to our customers and to generate fee income, while avoiding the credit and interest rate risks associated with such loans in our loan portfolio.  At December 31, 2010, the Company had a total of $86.7 million in residential first mortgages in the loan portfolio, excluding loans held for sale, amounting to 17.8% of the total portfolio which compares with $82.3 million, or 14.9% of the portfolio, at December 31, 2009.  These portfolio loans are predominantly variable rate or short maturity mortgages.

At December 31, 2010, our construction and acquisition and development loans (consumer and commercial) amounted to $114.5 million, or 23.6% of our loan portfolio, excluding loans held for sale.  This compares with $150.2 million, or 27.2% of the loan portfolio at December 31, 2009.  Other commercial real estate loans totaled $173.3 million, or 35.7% of our loan portfolio, at the end of 2010.  This compares with $194.3 million, or 35.1% of the loan portfolio, at December 31, 2009.

Real estate loans also include home equity lines of credit that generally are used for consumer purposes and usually are secured by junior liens on residential real property.  Our commitment on each line is generally for a term of 15 years.  During the terms of the lines of credit, borrowers may either pay accrued interest only (calculated at variable interest rates), with their outstanding principal balances becoming due in full at the maturity of the lines, or they may make monthly payments of principal and interest.  At December 31, 2010, draws made under our home equity lines of credit accounted for $30.2 million, or 6.2% of our loan portfolio, as compared with $32.9 million, or 5.9% of the loan portfolio, at December 31, 2009.

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

Commercial and Industrial Loans.  Our commercial and industrial loan classification includes loans to small to medium-sized businesses and individuals for working capital, equipment purchases and various other business and agricultural purposes. This classification excludes loans secured by real estate.  These loans generally are secured by business assets, such as inventory, accounts receivable, equipment or similar assets, but they also may be made on an unsecured basis.  At December 31, 2010, our commercial and industrial loans totaled $66.3 million and accounted for approximately 13.6% of the Company’s loan portfolio.  This compares with $77.0 million or approximately 13.9% of our loan portfolio at December 31, 2009.  In addition to loans classified on our books as commercial and industrial loans, many of our loans included in the real estate loan classification are made for commercial or agricultural purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate.  Commercial and industrial loans may be made at variable or fixed rates of interest.  However, any loan that has a maturity or amortization schedule of longer than five years normally will be made at an interest rate that varies with our prime lending rate and will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period generally not exceeding five years.  Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow.  As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

Loan Pricing.  Generally, we price our loans based on the level of risk identified in a particular loan transaction within market constraints and conditions and in conjunction with objectives established as a part of our asset/liability management function and annual budgeting process.  At December 31, 2010, 62.1% of the total dollar amount of our loans accrued interest at variable rates compared to 67.1% at December 31, 2009.  Management believes maintenance of the portfolio at this or higher levels of floating rate loans provides for the best earnings performance under most economic environments.

Allowance for Loan Losses.  Our Board of Directors reviews all impaired loans at least quarterly, and our management reviews asset quality trends at least monthly.  Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses.  The adequacy of the allowance is assessed by our management and reviewed by our Board of Directors at least quarterly.  Under the Consent Order, our Board is required to strengthen our allowance policy and enhance its periodic reviews of the allowance to ensure its continuing adequacy.  At December 31, 2010, our allowance was $16.2 million, or 3.33% of our total loans, excluding loans held for sale.  This compares with $28.2 million, or 5.10% of total portfolio loans, at year end 2009.  Although the Company increased its allowance by $12.5 million through provisions for loan losses charged to earnings, charge-offs of previously identified impaired loans drove the decline in the allowance for loan losses between year-end 2009 and 2010.  At December 31, 2010, the Company had a total of $37.8 million of nonaccruing loans, $7.3 million in foreclosed or repossessed property, and $5,000 in loans past due 90 days or more.  At December 31, 2009, the Company had $32.8 million nonaccruing loans, $1.7 million in foreclosed or repossessed property, and no loans past due 90 days or more.

Deposit Activities

Our deposit services include business and individual checking accounts, NOW accounts, money market checking accounts, savings accounts, and certificates of deposit.  We monitor our competition in order to keep the rates paid on our deposits at a competitive level.  Under the terms of the Consent Order, the Bank is required to comply with restrictions issued by the FDIC on the effective yields of deposit products offered by among others, banks subject to consent orders.  At December 31, 2010, our time deposits of $100,000 or more amounted to $181.7 million, or 26.9% of our total deposits.  At December 31, 2010, the Company had $42.4 million in brokered certificates of deposit.  Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposits), unless it first receives an appropriate waiver from the FDIC.  Accordingly, as brokered certificates of deposit mature, the certificates are not being rolled over into another certificate.

Statistical information about our deposit accounts is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investment Portfolio

At December 31, 2010, our investment portfolio totaled approximately $133.2 million, of which $130.4 million was classified as “available for sale”.  Available-for-sale securities include mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) or issued by the Federal National Mortgage Corporation (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), including collateralized mortgage obligations.  Also included in the Company’s available-for-sale investment portfolio are debt instruments issued by U.S. governmental agencies or by Government Sponsored Enterprises including FNMA, FHLMC, and SBA.  We analyze their performance at least quarterly.  Our securities have various interest rate features, maturity dates, and call options.

Statistical information about our investment portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

At December 31, 2010, the Company had 151 full-time equivalent employees, including 143 full-time employees (including our executive officers) and 14 part-time employees.  We are not a party to any collective bargaining agreement with our employees, and we consider our relations with our employees to be good.

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

General.  We are a bank holding company registered with the Board of Governors of the Federal Reserve System (the FRB) under the Bank Holding Company Act of 1956, as amended (the BHCA).  We are subject to supervision and examination by, and the regulations and reporting requirements of, the FRB.  Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in other activities the FRB determines are closely related and a proper incident to banking, managing or controlling banks.

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

The law imposes a number of obligations and restrictions on a bank holding company and its insured bank subsidiaries designed to minimize potential losses to depositors and the FDIC insurance funds.  For example, if a bank holding company’s insured bank subsidiary becomes “undercapitalized,” the bank holding company is required to guarantee the bank’s compliance (subject to certain limits) with the terms of any capital restoration plan filed with its federal banking agency.  A bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances in which, absent that policy, it might not do so.  Under the BHCA, the FRB may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the FRB determines the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of a bank holding company.

The Bank is an insured, North Carolina chartered bank.  Its deposits are insured under the FDIC’s Deposit Insurance Fund (DIF), and the Bank is subject to supervision and examination by, and the regulations and reporting requirements of the FDIC and the Commissioner.  The FDIC and the Commissioner are the Bank’s primary federal and state banking regulators.  The Bank is not a member bank of the Federal Reserve System.

As an insured bank, the Bank is prohibited from engaging as principal in any activity that is not permitted for national banks unless (1) the FDIC determines the activity or investment would not pose a significant risk to the DIF, and (2) the Bank is, and continues to be, in compliance with the capital standards that apply to it.  The Bank also is prohibited from directly acquiring or retaining any equity investment of a type or in an amount that is not permitted for national banks.

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

Capital Requirements for the Bank.  The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock.  As a North Carolina chartered, FDIC-insured commercial bank that is not a member of the Federal Reserve System, the Bank is also required to comply with the capital adequacy standards established by the FDIC.  The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank's capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC's requirements.

Under the FDIC's risk-based capital measure, the minimum ratio of a bank's total capital ("Total Capital") to its risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit) ("Total Capital Ratio") is 8.0%.  At least half of Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and various other intangible assets ("Tier 1 Capital").  The remainder ("Tier 2 Capital") may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves.

Under the FDIC's leverage capital measure, the minimum ratio of Tier 1 Capital to average assets ("Leverage Capital Ratio"), less goodwill and various other intangible assets, generally is 3.0% for banks that meet specified criteria, including having the highest regulatory rating.  All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum.  The FDIC's guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank's "Tangible Leverage Ratio" (deducting all intangible assets) and other indicators of a bank's capital strength also will be taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

The FDIC also considers a bank's interest-rate risk (arising when the interest rate sensitivity of a bank's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of its capital adequacy.  The FDIC's methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against their exposure to losses resulting from that risk.  The regulators also require banks to incorporate market risk components into their risk-based capital.  Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s trading activities.

The Bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" rules described below, and it is not necessarily an accurate representation of its or 1st Financial’s overall financial condition or prospects for other purposes.  A failure to meet the FDIC's capital guidelines could subject the Bank to a variety of enforcement remedies, including the FDIC's issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on our business.  As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements.  The Bank was deemed “adequately capitalized” as of December 31, 2010.

Under the terms of the Consent Order, the Bank is required to maintain Tier 1 Capital of at least 8% of total assets and a Total Risk Based Capital Ratio of at least 12%.  The Bank’s Tier 1 Capital and Total Risk Based Capital Ratios were 4.30% and 8.03%, respectively, at December 31, 2010.

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

A bank that is categorized as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," is required to submit an acceptable capital restoration plan to the FDIC.  An "undercapitalized" bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC.  In addition, the FDIC is given authority with respect to any "undercapitalized" bank to take any of the actions it is required to or may take with respect to a "significantly undercapitalized" bank if it determines those actions are necessary to carry out the purpose of the law.

Limitations on Payment of Cash Dividends. As a bank holding company, we are required to adhere to the FRB’s Policy Statement on the Payment of Cash Dividends, which generally require that we act as a source of strength and not place an undo burden on the Bank.  Under North Carolina law, we are authorized to pay dividends as declared by our Board of Directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis.  However, although we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our stockholders is dividends we receive from the Bank.  For that reason, our ability to pay dividends is effectively subject to the same limitations that apply to the Bank. Since the Consent Order and the Written Agreement prohibit the Bank from paying dividends or making other forms of payment reducing capital to the Bank without the prior approval of the banking regulators, we are effectively prohibited from paying cash dividends to our common shareholders for the foreseeable future and while the Bank remains subject to the Consent Order and/or the Written Agreement.

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

Repurchase Limitations. As a bank holding company, 1st Financial must obtain FRB approval prior to repurchasing its common stock for consideration in excess of 10% of its net worth during any 12-month period unless (i) both before and after the redemption it satisfies capital requirements for “well capitalized” bank holding companies; (ii) received a “one” or “two” rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.  Under the terms of the Written Agreement, prior approval of the Federal Reserve Bank is required before 1st Financial repurchases any shares of its stock.  In addition, we are subject to further repurchase limitations due to the Treasury’s purchase of our preferred stock.  See “CPP Participation” below.

Federal Home Loan Bank System.  The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta (FHLB), the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.15% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB under the new activity-based stock ownership requirement.  On December 31, 2010, the Bank was in compliance with this requirement.

Limits on Rates Paid on Deposits and Brokered Deposits.   FDIC regulations limit the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions, including the Bank, may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits.  Definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the FDIC to implement the prompt corrective action provisions discussed above.  North Carolina is deemed to be a high-rate market area, and as a result the markets in which the Bank operates are determined to be in a high-rate area.  The Bank obtained a waiver from the FDIC to pay interest rates within 0.75% of the average rate paid on local market deposits.

FDIC Insurance Assessments.  Under FDIRA, the FDIC uses a revised risk-based assessment system to determine the amount of our deposit insurance assessment based on the evaluation of the probability the DIF will incur a loss with respect to the Company.  That evaluation takes into consideration risks attributable to different categories and concentrations of our assets and liabilities and any other factors the FDIC considers to be relevant, including information obtained from the Commissioner.  A higher assessment rate results in an increase in the assessments we pay the FDIC for deposit insurance.

Under the Federal Deposit Insurance Act, the FDIC may terminate our deposit insurance if it finds we have engaged in unsafe and unsound practices, are in an unsafe or unsound condition to continue operation, or have violated applicable laws, regulations, rules, or orders.

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount we pay for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund at any time to cover the risk posed by all insured institutions.

In 2009 and 2010, FDIC assessments for deposit insurance ranged from 12 to 50 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors.  During the first quarter of 2009, the FDIC instituted a one-time special assessment equal to five cents per $100 of domestic deposits on FDIC insured institutions, which resulted in an additional $1.3 million in FDIC insurance expense for the Bank in 2009.  On September 29, 2009, the FDIC adopted an Amended Restoration Plan to return the DIF to a reserve ratio of 1.15% within eight years, and adopted higher annual risk-based assessment rates effective January 1, 2010.  On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. The FDIC exempted the Bank from this rule, and the Bank continues to pay premiums on a quarterly basis.  On February 7, 2011, the FDIC adopted a new assessment formula, effective with the second quarter of 2011.  The Bank expects its assessments will decline as a result.

Community Reinvestment.  Under the Community Reinvestment Act (CRA), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take those records into account in its evaluation of certain applications by those institutions.  All institutions are required to make public disclosure of their CRA performance ratings.  In its most recent CRA examination, the Bank received a “satisfactory” rating.

Federal Securities Law.  The Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the Exchange Act) and the Company files reports under the Exchange Act with the Securities and Exchange Commission (the SEC).  As a result of this registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act apply to the Company.

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

Transactions of the type described above are limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of these transactions also must meet specified collateral requirements.  The Bank also must comply with other provisions designed to avoid purchasing low-quality assets from an affiliate.

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

Reserve Requirements.  Under FRB regulations, the Bank must maintain average daily reserves against its transaction accounts.  We are not required to maintain reserves on the first $10.7 million of transaction accounts, but must maintain reserves equal to 3.0% on the aggregate balances of those accounts between $10.7 million and $58.8 million, and reserves equal to 10.0% on aggregate balances in excess of $58.8 million.  The FRB may adjust these percentages.  Because our reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at Federal Reserve or a correspondent bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets.  During 2007, the Bank adopted an internal deposit reclassification system (approved by the FRB under Regulation D) whereby significant portions of interest-bearing and noninterest bearing transaction accounts are transferred to a non-reservable savings account status. As a result, all required reserves at December 31, 2010, and December 31, 2009, were met by the Bank’s vault cash.

Interstate Banking and Branching.  The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Banking Law), generally permits adequately capitalized and managed bank holding companies to acquire control of the assets of other banks, including branches, in any state.  Acquisitions are subject to antitrust provisions that cap at 10% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control.  Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

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

Gramm-Leach-Bliley Act.  The federal Gramm-Leach-Bliley Act enacted in 1999 (the GLB Act) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act permits bank holding companies to become “financial holding companies” and, in general (1) expands opportunities to affiliate with securities firms and insurance companies; (2) overrides certain state laws that would prohibit certain banking and insurance affiliations; (3) expands the activities in which banks and bank holding companies may participate; (4)  requires banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also presents smaller financial institutions such as 1st Financial with challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions.

USA Patriot Act of 2001.  The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in the United States on September 11, 2001.  The Act was intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Act's impact on financial institutions of all kinds is significant and wide ranging.  The Act contains sweeping anti-money laundering and financial transparency requirements and imposes various other regulatory requirements, including standards for verifying customer identification at account opening and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002, which became effective during 2002, is sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandated corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results.  It established new responsibilities for corporate chief executive officers, principal accounting officers, and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies.  It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire, and securities fraud and created new criminal penalties for document and record destruction in connection with federal investigations.  It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of the Sarbanes-Oxley Act on public companies, including us, have been and will continue to be significant in terms of the time, resources and costs associated with compliance.  Because the Act, for the most part, applies equally to larger and smaller public companies, we will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our markets.  In accordance with the requirements of Section 404(a), management’s report on internal control is included herein as Item 9A.  The Dodd-Frank Act permanently exempted smaller companies, such as the Company, from the requirements under Section 404(b) for auditor attestation on internal controls.

Emergency Economic Stabilization Act of 2008 (EESA). Under the EESA, the U.S. Department of the Treasury (the Treasury) implemented the Troubled Asset Relief Program (TARP), of which the Capital Purchase Program (CPP) is a part.  Under the CPP, certain U.S. qualifying financial institutions sold senior preferred stock and warrants to the Treasury.  Eligible institutions generally applied to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution’s risk-weighted assets. Smaller community banks and bank holding companies were later allowed to issue preferred stock up to 5% of the institution’s risk- weighted assets.

Institutions participating in the TARP or CPP are required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the TARP, including the CPP, were enacted as part of the American Recovery and Reinvestment Act of 2008 (ARRA), described below.

CPP Participation.  On November 14, 2008, 1st Financial entered into a Letter Agreement (the Purchase Agreement) with the Treasury under the CPP, pursuant to which 1st Financial issued 16,369 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”), having a liquidation preference of $1,000 per share, for a total price of $16,369,000.  1st Financial is required to pay cumulative dividends on the Preferred Stock.  Under the ARRA, described below, 1st Financial may redeem the Preferred Stock at any time, provided it obtains the approval of its primary federal regulator.  The Preferred Stock is generally non-voting, but does have the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The holder(s) of Preferred Stock also have the right to elect two directors if dividends have not been paid for six periods.  Due to insufficient funding at the holding company level, the Company has deferred each of the past three quarterly dividend payments of $205,000 on its Preferred Stock.  The Company expects to again defer the $205,000 payment of the preferred dividend in May 2011.

As part of its purchase of the Preferred Stock, the Treasury received a warrant (the Warrant) to purchase 276,815 shares of 1st Financial’s common stock at an initial exercise price of $8.87 per share.  The Warrant provides for the adjustment of the exercise price and the number of shares of 1st Financial’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of 1st Financial’s common stock, and upon certain issuances of 1st Financial’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

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

Further, so long as the Preferred Stock remains outstanding, 1st Financial is prohibited from declaring or paying any dividend or distribution on its common stock (other than dividends payable solely in shares of common stock), and no common stock, may be, directly or indirectly, purchased, redeemed or otherwise acquired for consideration by 1st Financial or the Bank, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Preferred Stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside for the benefit of the holders of shares of Preferred Stock on the applicable record date).

American Recovery and Reinvestment Act of 2009 (ARRA).  The ARRA was enacted on February 17, 2009.  The ARRA included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, the ARRA imposed certain new executive compensation and corporate governance requirements on all current and future CPP participants, including 1st Financial, until the institution has redeemed the Preferred Stock.  The executive compensation restrictions under the ARRA and regulations issued by Treasury are more stringent than those previously in effect under the CPP, and include in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, and (3) requirements that TARP CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the Treasury having authority to negotiate for reimbursement.

The ARRA also set forth additional corporate governance standards for TARP recipients, including semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans.  TARP recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the compensation committee, the principal executive officer and principal accounting officer with respect to compliance.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act).  The Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act is a significant piece of legislation that will have major effects on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies.  Management is currently evaluating the impact of the Dodd-Frank Act, however, uncertainty remains as to its operational impact.   Many of the provisions of the Dodd-Frank Act are aimed at financial institutions that are significantly larger than the Company and the Bank.  Notwithstanding this, there are many other provisions the Company and the Bank are subject to and will have to comply with, including any new rules applicable to the Company and the Bank promulgated by the Bureau of Consumer Financial Protection, a new regulatory body dedicated to consumer protection.  As rules and regulations are published by the agencies responsible for implementing and enforcing the Dodd-Frank Act, the Company and the Bank will have to address each to ensure compliance with applicable provisions of the Dodd-Frank Act.

Available Information.  Our Internet website address is www.mountain1st.com.  Electronic versions of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available on our website.  We will provide electronic or paper copies of those filings free of charge upon request.  Requests for copies should be directed by mail to Holly L. Schreiber, Chief Financial Officer, at 101 Jack Street, Hendersonville, North Carolina 28792, or by telephone at (828) 697-3100.

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

Under Chapter 53 of the North Carolina General Statutes, if the capital stock of a North Carolina commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank’s stockholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

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

Risks Related to Recent Economic Conditions and Governmental Response Efforts

1st Financial and the Bank may be subject to additional, heightened enforcement actions, and ultimately the Bank may be placed under conservatorship or receivership if we do not raise additional capital or otherwise comply with the Consent Order and the Written Agreement, or if our condition continues to deteriorate.

The Consent Order and Written Agreement require us to take certain actions and to implement certain action plans, including a plan to materially improve the Bank’s capital ratios.  In the event we do not raise additional capital or otherwise comply with the Consent Order and the Written Agreement, or if our condition continues to deteriorate,  the banking regulators may place the Bank under conservatorship or receivership, and/or force the sale or merger of the Bank.  Separately, the minimum capital ratios for the Bank under the Consent Order may restrict our ability to leverage our capital into earnings. Further, unexpected events or circumstances could impair our ability to comply with these minimum capital ratios required under the Consent Order.   For example, the Bank increased its loan loss provision by $8.5 million during the third quarter, 2010, and a further $2.9 million during the fourth quarter, 2010, having an adverse impact on our capital ratios.  If we fail to comply with the requirements of the Consent Order or the Written Agreement for any reason or our condition continues to deteriorate, the banking regulators may impose additional, heightened enforcement actions against us, keep the Consent Order and Written Agreement in place longer than they may otherwise have been, and/or require the preparation of a plan to sell or merge the Bank.  Ultimately, the Bank may be placed into conservatorship or receivership by the FDIC or the Commissioner, with the FDIC or the Commissioner appointed as conservator or receiver.  If the Bank was placed into conservatorship or receivership, 1st Financial would probably suffer a complete loss of the value of its ownership interest in the Bank and be exposed to significant claims by the FDIC and/or the Commissioner.  Such conservatorship or receivership would also result in a complete loss of your investment in 1st Financial.

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

We do not believe these difficult conditions are likely to improve in the near future.  A sustained weakness or worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market.  As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

Financial reform legislation recently enacted by Congress will result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Act.  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us.  For example, effective one year after the date of enactment, is a provision that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws.  The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Increases in FDIC insurance premiums may adversely affect our net income and profitability.

Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund.  In addition, the FDIC instituted two temporary programs to further ensure customer deposits at FDIC insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000), made permanent in 2010 and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage).  These programs have placed additional stress on the deposit insurance fund.  In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions.  In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009.  The FDIC exempted the Bank from this prepayment requirement, and the Bank continues to pay these premiums on a quarterly basis.  We are generally unable to control the amount of premiums the Bank is required to pay for FDIC insurance.  If there are additional financial institution failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay even higher FDIC premiums.  Any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.

The capital and credit markets have experienced unprecedented levels of volatility.

During the economic downturn, the capital and credit markets experienced extended volatility and disruption. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.  If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, our ability to access capital could be materially impaired.  Our inability to access the capital markets could constrain the Bank’s ability to make new loans, to meet the Bank’s existing lending commitments and, ultimately jeopardize the Bank’s overall liquidity and capitalization.

Our participation in the CPP imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the capital markets.

In November 2008, we issued Preferred Stock and a Warrant to the Treasury as part of its CPP.  Prior to November 14, 2011, unless we have redeemed all of the Preferred Stock or the Treasury has transferred all of the Preferred Stock to a third party, the Securities Purchase Agreement pursuant to which such securities were sold, among other things, limits the payment of dividends on our common stock to a maximum quarterly dividend of $0.10 per share without prior regulatory approval, limits our ability to repurchase shares of our common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), and grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities.  In addition, unless we are able to redeem the Preferred Stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% to 9%.  Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity.

We are restricted from paying any dividends or repurchasing any shares of our common stock until we pay all accrued and unpaid dividends on our Preferred Stock

So long as the Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock (other than dividends payable solely in shares of common stock), and no common stock, may be, directly or indirectly, purchased, redeemed or otherwise acquired for consideration by 1st Financial or the Bank, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Preferred Stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside for the benefit of the holders of shares of Preferred Stock on the applicable record date).  We have not paid dividends on the Preferred Stock since May 2010, and expect to again defer the $205,000 payment of the preferred dividend in May 2011.  As a consequence, it is unlikely 1st Financial will be permitted to pay any dividends on its common stock for at least the foreseeable future.

The Treasury’s investment in 1st Financial imposes restrictions and obligations limiting 1st Financial’s ability to access equity markets, repurchase common stock, or increase dividends.

In November 2008, 1st Financial issued Preferred Stock and a Warrant to purchase common stock to the Treasury under the CPP.  Prior to November 14, 2011, unless 1st Financial has redeemed all of the Preferred Stock, or the Treasury has transferred all of the Preferred Stock to a third party, the consent of the Treasury will be required for 1st Financial to, among other things, increase common stock cash dividends or to effect repurchases of common stock (with certain exceptions, including the repurchase of 1st Financial common stock to offset share dilution from equity-based employee compensation awards).

The limitations on incentive compensation contained in the ARRA and subsequent regulations may adversely affect our ability to retain our highest performing employees.

In the case of a company such as 1st Financial that received CPP funds, the ARRA, and subsequent regulations issued by the Treasury, contain restrictions on bonus and other incentive compensation payable to the company’s senior executive officers.  As a consequence, we may be unable to create a compensation structure that permits us to retain our highest performing employees and attract new employees of a high caliber.  If this were to occur, our businesses and results of operations could be adversely affected.

The soundness of other financial institutions could adversely affect us.

In recent years, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity.  Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients.

Risks Associated to Our Business

1st Financial relies on dividends from the Bank for most of 1st Financial’s revenue.

1st Financial is a separate and distinct legal entity from the Bank.  Historically, 1st Financial has received substantially all of its revenue from dividends received from the Bank.  These dividends have been the principal source of funds to pay dividends on 1st Financial’s common stock, and interest and principal on its outstanding debt securities.  Various federal and/or state laws and regulations limit the amount of dividends the Bank may pay to 1st Financial, and the Bank is now further restricted with respect to the payment of dividends under the terms of the Consent Order.  In the event the Bank is unable to pay dividends to 1st Financial, 1st Financial may not be able to service debt, pay obligations, or pay dividends on its common stock.  The inability to receive dividends from the Bank could have a material adverse effect on 1st Financial’s business, financial condition, and results of operations.  As discussed elsewhere, the Bank is not permitted to pay dividends to 1st Financial under the terms of the Consent Order without the prior consent of the FDIC and the Commissioner.

We need to raise additional capital in the future in order to satisfy regulatory requirements and fund additional growth, but that capital may not be available when it is needed.

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. On December 31, 2010, our three capital ratios were above “adequately capitalized” levels under bank regulatory guidelines, however, our Tier I leverage and risk-based capital ratios fell below the minimum levels required in the Consent Order and Written Agreement.  We need to increase our capital to satisfy regulatory requirements and fund additional growth.  We are seeking to raise additional capital through the issuance of, among other things, common stock or preferred stock.  However, our ability to raise that additional capital depends on conditions at that time in the capital markets, economic conditions, our financial performance and condition, and other factors, many of which are outside our control.  Given the state of the equity markets and our financial performance and condition, our ability to raise capital in the foreseeable future is unknown.  If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company, and could result in the Bank being placed in conservatorship or receivership by the FDIC or the Commissioner.

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

We use underwriting procedures and criteria we believe minimize the risk of loan delinquencies and losses, but banks routinely incur losses in their loan portfolios.  However, regardless of the underwriting criteria we use, we will experience loan losses from time to time in the ordinary course of our business, and some of those losses will result from factors beyond our control.  These factors include, among other things, changes in market, economic, business or personal conditions, or other events (including changes in market interest rates), that affect our borrowers’ abilities to repay their loans and the value of properties that collateralize loans.  Recent difficulties in the national economy and housing market, declining real estate values, rising unemployment, and loss of consumer confidence, have resulted and will continue to result in increasing loan delinquencies and loan losses for all financial institutions.

We maintain an allowance for loan losses based on our current judgments about the credit quality of our loan portfolio.  The amount of our allowance is determined by our management through a periodic review and consideration of internal and external factors that affect loan collectibility, including, but not limited to:

•	an ongoing review of the quality, size and diversity of our overall loan portfolio;

•	evaluation of nonperforming loans;

•	historical default and loss experience;

•	historical recovery experience;

•	existing economic conditions;

•	risk characteristics of various classifications of loans; and

•	the amount and quality of collateral, including guarantees, securing the loans.

There is no precise method of predicting credit losses since any estimate of loan losses is necessarily subjective and the accuracy of the estimate depends on the outcome of future events.  Therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required.  Additions to the allowance for loan losses would adversely affect our results of operations and financial condition, and possibly cause a decrease in our capital.

A significant percentage of our loans are secured by real estate.  Adverse conditions in the real estate market in our banking markets might adversely affect on our loan portfolio.

While we do not have a subprime lending program, a significant percentage of our loans are secured by real estate.  Our management believes, in the case of many of those loans, the real estate collateral is not being relied upon as the primary source of repayment, and the level of our real estate loans reflects, at least in part, our policy to take real estate whenever possible as primary or additional collateral rather than other types of collateral.  However, adverse conditions in the real estate market and the economy in general have decreased real estate values in our banking markets.  If the value of our collateral for a loan falls below the outstanding balance of that loan, our ability to collect the balance of the loan by selling the underlying real estate in the event of a default will be diminished, and we would be more likely to suffer a loss on the loan.  An increase in our loan losses could have a material adverse effect on our operating results and financial condition.

The FDIC adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (CRE).  At December 31, 2010, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny.  Indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors.  It is possible regulatory constraints associated with these rules could adversely affect our ability to grow loan assets.  These rules also could increase the costs of monitoring and managing this component of our loan portfolio.  Either of these eventualities could have an adverse impact on our operating results and financial condition.

Our commercial real estate lending may expose us to risk of loss and hurt our earnings and profitability.

We regularly make loans secured by commercial real estate.  These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans.  Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties.  Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy.  In addition, many economists believe deterioration in income- producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage continue to decline.  Because of the current general economic slowdown, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations.  At December 31, 2010, our loans secured by commercial real estate totaled $173.3 million, which represented 35.7% of total loans. For 2010, we had net charge-offs of $808,000. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

Our construction loans and land development loans involve a higher degree of risk than other segments of our loan portfolio.

Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment.  When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal.  Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations.  Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.  At December 31, 2010, we had loans of $114.5 million, or 23.6% of total loans, outstanding to finance construction and land development.  For 2010, we had net charge-offs of $15.6 million, an increase of $10.0 million when compared to 2009.

Our lending on vacant land may expose us to a greater risk of loss and may have an adverse effect on results of operations.

A portion of our residential and commercial lending is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one to four family residential mortgage loans.  Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are susceptible to adverse conditions in the real estate market and local economy.  At December 31, 2010, loans secured by vacant or unimproved property totaled $49.9 million, or 10.3% of our loan portfolio.

Our business depends on the condition of the local and regional economies where we operate.

We currently have offices only in western North Carolina.  Consistent with our community banking philosophy, our customer base is located in that region, and we lend a substantial portion of our capital and deposits to commercial and consumer borrowers in our local banking markets.  Therefore, our local and regional economy has a direct impact on our ability to generate deposits to support loan growth, the demand for loans, the ability of borrowers to repay loans, the value of collateral securing our loans (particularly loans secured by real estate), and our ability to collect, liquidate and restructure possible problem loans.  The local economies of the communities in our banking markets are relatively dependent on the tourism industry and the retirement and second home real estate market. The economies of our banking markets have been adversely affected by a general economic downturn and this downturn has affected the tourism industry and real estate values in our communities, which has adversely affected our operating results.  Further deterioration of economic conditions in our banking markets could further affect our ability to generate new loan production, adversely affect the ability of our customers to repay their loans to us, and generally affect our financial condition and operating results.  We are less able than larger institutions to spread risks of unfavorable local economic conditions across a large number of diversified economies. And, we cannot assure you we will benefit from any market growth or favorable economic conditions in our banking markets even if they do occur.

Adverse market and economic conditions in North Carolina, particularly in the real estate, agricultural or tourism industries, disproportionately increase the risk our borrowers will be unable to make their loan payments and the risk the market value of real estate securing our loans will not be sufficient collateral.  On December 31, 2010, 85.5% of the total dollar amount of our loan portfolio was secured by liens on real estate, with 30.2% of our portfolio representing home equity lines of credit.   Our management believes that, in the case of many of those loans, the real estate collateral is not being relied upon as the primary source of repayment, and those relatively high percentages reflect, at least in part, our policy to take real estate whenever possible as primary or additional collateral. However, any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in North Carolina could adversely affect the value of our assets, revenue, operating results, and financial condition.

Our profitability is subject to interest rate risk.  Changes in interest rates could have an adverse effect on our operating results.

Changes in interest rates can have different effects on various aspects of our business, particularly our net interest income. Our profitability depends, to a large extent, on our net interest income, which is the difference between our income on interest-earning assets and our expense on interest-bearing deposits and other liabilities.  Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control.  Interest rate risk arises in part from the mismatch (i.e., the interest sensitivity “gap”) between the dollar amounts of repricing or maturing interest-earning assets and interest-bearing liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  When more interest-earning assets than interest-bearing liabilities will reprice or mature over a given time period, a bank is considered asset-sensitive and has a positive gap.  When more liabilities than assets will reprice or mature over a given time period, a bank is considered liability-sensitive and has a negative gap.  A liability-sensitive position (i.e., a negative gap) may generally enhance net interest income in a falling interest rate environment and reduce net interest income in a rising interest rate environment.  An asset-sensitive position (i.e., a positive gap) may generally enhance net interest income in a rising interest rate environment and reduce net interest income in a falling interest rate environment.  Our ability to manage our gap position determines to a great extent our ability to operate profitably.  However, fluctuations in interest rates are not predictable or controllable, and we cannot assure you we will be able to manage our gap position in a manner that will allow us to be profitable.

At December 31, 2010, the Bank remained in an asset-sensitive position. This reflects the construct of the Bank’s balance sheet whereby our interest-earning assets generally would be expected to reprice at a faster rate than our interest-bearing liabilities. Therefore, a rising rate environment would generally be expected to have a positive effect on our earnings, while a falling rate environment generally would be expected to have a negative effect on our earnings.  In our interest rate gap analysis, money market deposit accounts are considered rate sensitive and are placed in the shortest duration period, while negotiable order of withdrawal or other transaction accounts and regular savings accounts are assumed to be more stable sources that are less price sensitive and are placed in the five year duration interval.  Our management’s historical experience has shown that changes in market interest rates have a lesser effect on these type deposits within a given time period and, for that reason, those liabilities could be considered much less rate sensitive.

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

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, possible mergers and acquisitions, investments, loans and interest rates charged thereon, interest rates paid on deposits, and locations of offices.  We also are subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.  Most of these regulations are primarily intended to protect depositors, the public and the FDIC’s DIF, rather than stockholders.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations issued by the SEC that are applicable to us, have vastly increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.  The laws and regulations that apply to us could change at any time, and we cannot fully predict the effects of those changes on our business and profitability.  However, virtually any newly imposed governmental regulation is highly likely to create additional expense to the Bank and in cases such as Sarbanes-Oxley noted above, the cost can be very significant.  Implementation and adoption of regulatory and accounting rules greatly affects the business and financial results of all commercial banks and bank holding companies, and our cost of compliance would be expected to adversely affect our earnings.

If the Bank loses key employees with significant business contacts in its market areas, its business may suffer.

The Bank is largely dependent on the personal contacts of our officers and employees in its market areas.  If the Bank loses key employees temporarily or permanently, this could have a material adverse effect on the business.  The Bank could be particularly affected if its key employees go to work for competitors.  The Bank’s future success depends on the continued contributions of its existing senior management personnel, many of whom have significant local experience and contacts in its market areas. The Bank has employment agreements or noncompetition agreements with several of its senior and executive officers in an attempt to partially mitigate this risk.

We may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability.

Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage.  Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments, including products offered by other financial institutions or non-bank service providers.  Increases in short-term interest rates could increase transfers of deposits to higher yielding deposits.  Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs.  When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

Negative publicity could damage our reputation.

Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business.  Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

The Bank is subject to environmental liability risk associated with lending activities.

A significant portion of the Bank’s loan portfolio is secured by real property.  During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property.  In addition, future laws or more stringent interpretations of enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability.  Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information.  We may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information.  Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows.

Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital, possible acquisitions and other general corporate purposes.  An inability to raise funds through deposits, borrowings, securities sold under repurchase agreements, the sale of loans and other sources could have a substantial negative effect on our liquidity.  Our retail and commercial deposits may not be sufficient to meet our funding needs in the foreseeable future.  We therefore may have to increase our reliance on funding obtained through FHLB advances, securities sold under agreements to repurchase, and other wholesale funding sources.

Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, including a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, financial condition, including capitalization and asset quality, or adverse regulatory action against us.  Under our Consent Order, we are not permitted to accept, renew, or rollover any brokered deposit.  Such restriction requires us to seek other permissible funding sources.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.  To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned which could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Our accounting policies are fundamental to understanding our financial results and condition.  Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results.  Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely materially different amounts would be reported under different conditions or using different assumptions.

From time to time, the Financial Accounting Standards Board (the FASB) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements.  These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

Impairment of investment securities, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

Premiums for D&O insurance may increase: we may be unable to renew our D&O insurance policy on acceptable terms.

Since 2008, higher levels of bank failures and the associated heightened risk of regulatory action and litigation against directors and officers of failed banks have increased the cost of directors and officers liability insurance ("D&O insurance") premiums for many financial institutions. Because of our recent losses and financial condition, it is likely that the cost of D&O insurance will increase when we seek to renew our coverage. Any future increases in D&O insurance premiums will likely adversely impact our earnings and financial condition. In addition, we maybe be unable to renew our D&O insurance coverage in the future, or we may be unable to obtain adequate replacement policies on acceptable terms. If we are not able to secure appropriate D&O insurance coverage, we may be unable to retain our current officers and directors, or attract additional officers and directors.

We rely on other companies to provide key components of our business infrastructure.

Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing.  While we have selected these third-party vendors carefully, we do not control their actions.  Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business.  Replacing these third-party vendors could also entail significant delay and expense.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Unpredictable catastrophic events could have a material adverse effect on 1st Financial.

The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and other catastrophes could adversely affect 1st Financial’s consolidated financial condition or results of operations.  Unpredictable natural and other disasters could have an adverse effect on the Bank in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by the Bank.  The incidence and severity of catastrophes are inherently unpredictable.  Although the Bank carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce the Company’s earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on the Company’s financial condition and/or results of operations.

We may need to invest in new technology to compete effectively, and that could have a negative effect on our operating results and the value of our common stock.

The market for financial services, including banking services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation and Internet-based banking.  We depend on third-party vendors for portions of our data processing services.  In addition to our ability to finance the purchase of those services and integrate them into our operations, our ability to offer new technology-based services depends on our vendors’ abilities to provide and support those services.  Future advances in technology may require us to incur substantial expense that adversely affects our operating results, and our small size and limited resources may make it impractical or impossible for us to keep pace with our larger competitors.  Our ability to compete successfully in our banking markets may depend on the extent to which we and our vendors are able to offer new technology-based services and on our ability to integrate technological advances into our operations.

Risks Related to Our Common Stock

Our ability to pay dividends is limited and we may be unable to pay future dividends.

As discussed above under “Supervision and Regulation” in Item 1, our ability to pay cash dividends is limited by regulatory restrictions as well as the need to maintain sufficient capital.  If our capital ratios and regulatory requirements are not satisfied, we will be unable to pay cash dividends on our common and preferred stock.

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations;

•	Operating results and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends, concerns, and other issues in the financial services industry;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	New technology used or services offered by competitors;

•	Regulatory actions against us;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors; and

•	Changes in government regulations.

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our stock price to decrease regardless of operating results.

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

We cannot predict what effect future sales of our common stock in the market, or the availability of shares of our common stock for sale in the market, will have on the market price of our common stock.  So, we cannot assure you that of substantial amounts of our common stock in the market, or the potential for large amounts of market sales, would not cause the price of our common stock to decline or potentially impair our ability to raise capital in the future.

Our management beneficially owns a substantial percentage of our common stock, so our directors and executive officers can significantly affect voting results on matters voted on by our stockholders.

On March 29, 2011, our current directors and executive officers, as a group, had the sole or shared right to vote, or to direct the voting of, an aggregate of 534,603 shares (or 10.5%) of our outstanding common stock.  This group could purchase  446,472 additional shares under currently exercisable stock options they hold. Because of their voting rights, in matters put to a vote of our stockholders, it could be difficult for any group of our other stockholders to defeat a proposal favored by our management (including the election of one or more of our directors) or to approve a proposal opposed by management.

1st Financial has issued preferred stock, which ranks senior to our common stock.

The Company has issued 16,369 shares of Preferred Stock. This series of preferred stock ranks senior to shares of our common stock. As a result, 1st Financial must make dividend payments on the Preferred Stock before any dividends can be paid on the common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders the preferred stock must be satisfied before any distributions can be made on the common stock.  The Company has deferred the payment of the last three quarterly preferred dividends, with the total amount deferred of $614,000.  Until 1st Financial pays in full, these deferred Preferred Stock dividends, no dividends may be paid on the common stock.

Our Preferred Stock reduces net income available to holders of our common stock and earnings per common share and the Warrant may be dilutive to holders of our common stock.

Any dividends declared on our Preferred Stock will reduce any net income available to holders of common stock and our earnings per common share. The Preferred Stock will also receive preferential treatment in the event of sale, merger, liquidation, dissolution or winding up of our company. Additionally, the ownership interest of holders of our common stock will be diluted to the extent the Warrant is exercised.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

Our common stock is not FDIC insured.

The Company’s common stock is not a savings or deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental agency and is subject to investment risk, including the possible loss of principal. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company.  As a result, holders of our common stock may lose some or all of their investment.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

The Company’s corporate offices are located in Hendersonville, North Carolina. At December 31, 2010, the Company maintained 14 full service banking offices and an operations center. The following table contains information about our banking offices.

Office Location	Opening Date of Original Banking Office	Owned/Leased
140 Airport Road, Suite P Arden, NC	October 2004	Leased (1), (4)
52 Coxe Avenue Asheville, NC	May 2005	Leased (1)
19 Chestnut Street, Suite 7 Brevard, NC	December 2005	Leased (1)
80 Walker Street Columbus, NC	January 2005	Leased (1)
6534 Brevard Road Etowah, NC	May 2006	Owned
3270 Hendersonville Road Fletcher, NC	September 2005	Owned
102 West Main Street Forest City, NC	July 2007	Leased (1)
101 Jack Street Hendersonville, NC	November 2004	Leased (1), (3)
203 Greenville Highway Hendersonville, NC	May 2004	Leased (1)
1880 North Center Street Hickory, NC	November 2008	Leased (1)
2564 Memorial Highway Lake Lure, NC	April 2007	Leased (1), (4)
174 Highway 70 West Marion, NC	May 2006	Leased (2)
800 South Lafayette Street Shelby, NC	September 2006	Owned
1637 South Main Street Waynesville, NC	August 2004	Leased (1)
________________

(1)	Leased from an unrelated third party.
(2)	Leased from a related party on terms comparable to third-party leases.
(3)	Corporate Headquarters and Main Office
(4)	The Arden and Lake Lure branches were closed February 28, 2011.

All the Company’s existing banking offices are in good condition and fully equipped for the Company’s purposes.  At December 31, 2010, the total net book value (cost less accumulated depreciation) of the Company’s premises, leasehold improvements, furniture, fixtures and equipment was approximately $5.9 million.  See Notes 10 and 13 to the consolidated financial statements for additional information about the Company’s property and lease obligations.

ITEM 3.          LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries are often involved in legal proceedings.  In the opinion of management, except as disclosed in Item 1 hereof, under the caption "Business - Enforcement Policies and Actions", neither the Company nor its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of the Company’s fiscal year ended December 31, 2010.

ITEM 4.          RESERVED

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded over-the-counter with quotations available on the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service under the symbol “FFIS.”  There were approximately 2,762 stockholders of record as of December 31, 2010, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The table below presents the reported high and low closing prices for the Company’s common stock for the previous eight quarters.  These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.  No common stock dividend was declared or paid during any of the fiscal quarters listed.

	High	Low
2010
Fourth quarter	$1.20	$0.30
Third quarter	1.70	0.60
Second quarter	2.15	1.20
First quarter	3.99	1.75

2009
Fourth quarter	$4.01	$1.77
Third quarter	5.00	3.55
Second quarter	6.50	3.85
First quarter	7.50	3.30

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2010, and under which shares of the Company's common stock have been authorized for issuance.

Equity Compensation Plan Information
Plan category	(a) Number of shares to be issued upon exercise of outstanding options and awards	(b) Weighted-average exercise price of outstanding options and awards	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by the Company's security holders:

2004 Employee and Director Stock Option Plans	786,043	8.42	178,245

2008 Omnibus Equity Plan	58,165	2.60	191,835

Equity compensation plans not approved by the Company’s security holders	-	-	-

Total	844,208	8.02	370,080
____________________

Dividends. See “Item 1. Description of Business – Supervision and Regulation” above for regulatory and CPP restrictions, which limit the ability of 1st Financial to pay dividends.

Recent Sales of Unregistered Securities.  The Company did not sell any securities within the last three fiscal years that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The Company did not repurchase any shares of its common stock during the fourth quarter of 2010.

ITEM 6.           SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

1st Financial Services Corporation (the “Company”) is a North Carolina corporation headquartered in Hendersonville, North Carolina that when it was formed in May 2008 became the sole owner of all of the capital stock of Mountain 1st Bank & Trust Company (the “Bank”).  The Bank is a North Carolina state chartered, non-member bank, which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004, and began operations on May 14, 2004.  As of December 31, 2010, the Bank conducted business through 14 full-service branch offices located in nine western North Carolina counties. In Feburary 2011, two of these branches were closed.

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

Factors That May Affect Future Results

The discussion and analysis that follows is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K and the supplemental financial data appearing throughout this discussion and analysis.

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Those statements may be identified by the use of terms such as “may,” “will,” “should,” “could,” “plans,” “intends,” “anticipates,” “expects”, “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) the impact of the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain; (2) competitive pressure among depository institutions increases significantly; (3) further credit quality deterioration which could cause an increase in the provisions for loan losses; (4) general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are worse than expected; (5) regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank; (6) revenues are lower than expected; (7) the availability of and/or an unexpectedly high cost of additional capital; (8) the effects of the Federal Deposit Insurance Corporation (FDIC)  deposit insurance premiums and assessments; (9) the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (10) volatility in the credit or equity markets and its effect on the general economy; (11) demand for the products or services of the Company, as well as its ability to attract and retain qualified people; (12) our failure to meet the capital ratio requirements in the Stipulation to the Issuance of Consent Order (the Stipulation) agreeing to the issuance of a Consent Order (the Consent Order) with the FDIC and the North Carolina Commissioner of Banks (the Commissioner); (13) our failure to comply with the terms of the Written Agreement (the Written Agreement) between the Company and the Federal Reserve Bank of Richmond (the Federal Reserve Bank), including but not limited to the requirement to submit written capital plans to the Federal Reserve Bank; (14) the effect of other requirements in the Consent Order and the Written Agreement to which we are subject and any further regulatory actions; (15) the costs and effects of legal, accounting and regulatory developments and compliance, including the Consent Order and the Written Agreement; (16) premiums for D&O insurance may increase: we may be unable to renew our D&O insurance policy on acceptable terms; and (17) factors discussed in reports previously filed by the Company.

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

During the first quarter of 2010, the Bank entered into the Stipulation agreeing to the issuance of the Consent Order with the FDIC and the Commissioner. Although the Bank neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Consent Order, which requires it to undertake a number of actions including  implementing  plans to improve documentation regarding risk management and compliance systems, oversight and review functions, operating and financial management and capital plans. As a result, the Company expects to continue its focus on improving asset quality and profitability until capital levels increase.

As a direct consequence of the issuance of the Consent Order and the requirement the Company serve as a source of strength for the Bank, in October 2010, the Company entered into the Written Agreement with the Federal Reserve Bank.

Regulatory Reform

The Dodd-Frank Act was signed into law on July 21, 2010. The Act is a significant piece of legislation that will have major effects on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies. Management is currently evaluating the impact of the Act; however, uncertainty remains as to its operational impact, which could have a material adverse impact on the Company’s business, results of operations and financial condition. Many of the provisions of the Act are aimed at financial institutions that are significantly larger than the Company and the Bank. Notwithstanding this, there are many other provisions that the Company and the Bank are subject to and will have to comply with, including any new rules applicable to the Company and the Bank promulgated by the Bureau of Consumer Financial Protection, a new regulatory body dedicated to consumer protection. As rules and regulations are published by the agencies responsible for implementing and enforcing the Act, the Company and the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history.  Unemployment is at record levels and both residential and commercial real estate values have been adversely impacted.  With the slowing economy, falling real estate values and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality.  These conditions led to our providing an increase to the allowance for loan losses of $29.9 million in 2009 and suffering a net loss in 2009 of $18.6 million.  During 2010, the Company recorded a $12.5 million provision for loan losses and incurred a net loss of $5.3 million.  Continued weakness in the Western North Carolina real estate markets was the primary reason for the Bank’s increased provision for loan losses and loan charge-offs in 2010.  While we saw some net interest margin improvement in 2010 and expect to see further improvement into 2011, we also expect to incur increased expense as we manage our troubled assets.  Our markets continue to feel the effects of the recession and we do not foresee substantial improvements in either unemployment or real estate values until late 2011, at the earliest.

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

The Bank believes its current base of business is relatively well diversified as is the general economic base of the region as a whole.  The principal concentration identified by management within the Bank’s lending portfolio is in loans secured by real estate.  At December 31, 2010, loans collateralized by real estate, comprise approximately 85% of the Banks’ total loan portfolio.  Management believes concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral.  These include residential, multifamily and both income-producing and owner-occupied commercial properties.  The Bank’s loan portfolio includes $114.5 million in loans classified as construction or acquisition and development (of which $49.9 million are land loans) and $173.3 million in loans classified as commercial real estate (CRE), representing 23.6% and 35.7%, respectively of the total portfolio.  By way of comparison, at December 31, 2009, the Bank’s loan portfolio included $150.2 million in loans classified as construction or acquisition and development (of which $72.1 million were land loans) and $194.3 million in loans classified as CRE, representing 27.1% and 35.1%, respectively, of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios.   At December 31, 2010, loans exceeding regulatory loan-to-value guidelines represented 95.2% of risk-based capital, primarily due to market value declines on the underlying collateral of the Company’s real estate loan portfolio combined with lower risk-based capital due to losses incurred in 2009 and 2010.

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

The Company’s total assets were $724.8 million at December 31, 2010, a decrease of $68.2 million, from $793.0 million at December 31, 2009.   The Company’s total deposits were $674.3 million at December 31, 2010, essentially unchanged in total from $673.3 million at December 31, 2009.  Proceeds from loan repayments and cash on deposit with the Federal Reserve were used to purchase investment securities and to repay FHLB borrowings.  As evidenced by the decrease in assets for 2010, overall growth plans have now been purposely slowed in response to the Bank’s asset quality deterioration, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements.  The Company expects further declines in total assets throughout 2011.

For the first five years of operation, management’s business plan was predicated on the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area. However, due to the current economic environment and the financial condition of the Company, management does not expect to open any new branch offices to augment the current branch network for the foreseeable future.  The Bank closed two offices in February 2011 to improve operating efficiencies.  Instead, management will focus on its nonperforming loan portfolio and its other real estate owned, while simultaneously growing existing branches in its primary markets.

The Company’s primary source of revenue is derived from interest income produced through traditional banking activities such as generating loans and earning interest on securities.  Additional sources of income are derived from fees on deposit accounts, Small Business Administration (SBA) and USDA loan originations and sales, and residential mortgage origination services.

Maintaining sound asset quality is another key focal point for the Company.  As a result of the current economic environment, the Bank experienced an increase in nonperforming assets (nonaccruing loans and accruing loans past due 90 or more days) beginning in 2009, which resulted in a significant provision to increase our allowance for loan losses.  This development is further discussed under the heading “Asset Quality” below.  The business of lending to small businesses and consumers carries with it significant credit risks, which must be continually managed.  Management monitors asset quality and credit risk on an ongoing basis and fully expects to experience credit losses in the future, but we believe we have made substantial progress in identifying and quantifying the impact of the current economic environment on our loan portfolio and overall financial condition.  Management continues to engage third-party consultants to assist in monitoring and evaluating the quality of the portfolio.

Financial Condition

December 31, 2010, Compared to December 31, 2009

The Company’s total assets were $724.8 million at December 31, 2010, a decrease of $68.2 million, from $793.0 million at December 31, 2009.   Investment securities increased by $38.1 million, or 40.0%, from $95.1 million at December 31, 2009, to $133.2 million at December 31, 2010. During 2010, loans, including loans held for sale, decreased by $61.5 million, or 11.0% from $558.7 million at December 31, 2009 to $497.2 million at December 31, 2010, as management purposely slowed loan growth in response to current economic conditions and charged off $24.5 million of loans, net.  Although the mix of deposits shifted from time deposits to transaction accounts, total deposits at December 31, 2010, were $674.3 million, up $1.0 million from $673.3 million at December 31, 2009.  Borrowings from the Federal Home Loan Bank of $66.0 million were repaid during the year with $4.0 million outstanding at December 31, 2010.  The Company’s loan-to-asset ratio decreased from 69.7% at December 31, 2009, to 67.1% at December 31, 2010, principally reflecting an increase in loan repayments over loan production.

As noted above, the Company experienced a decline in assets during 2010.  Overall growth plans for the Bank have been purposely slowed in response to the Consent Order and Written Agreement and uncertainties with respect to the national economy, regional and local real estate markets, and the domestic interest rate environment. With the Consent Order in place, the Company’s growth is limited to 10 percent per year until certain required capital levels are reached.  The Company may do this through a capital raise, reducing the size of the Company’s consolidated balance sheet, or a combination of the two methods.  Management and the Board are currently developing and implementing plans to achieve and maintain the regulatory directed capital levels.  During 2010, loans, including loans held for sale, decreased $61.5 million or 11.0%. The decrease in loans included decreases totaling $35.6 million, or 23.7%, in construction and land development loans, $10.7 million, or 13.9%, in commercial and industrial loans, $993,000, or 13.4%, in multifamily residential loans, $1.3 million, or 22.6%, in consumer loans, $21.0 million, or 10.8%, in commercial real estate loans, and $2.7 million, or 8.2%, in home equity loans, partially offset by growth in loans secured by first liens on one-to-four family residential properties of $9.7 million, or 11.0%, including loans held for sale.

Investment securities increased during the period by $38.1 million, or 40.0%.  At December 31, 2010 cash and cash equivalents decreased by $64.4 million compared with December 31, 2009. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks, balances due from Federal Reserve banks and available for sale investment securities totaled $187.8 million at December 31, 2010, constituting 25.9% of total assets.  This compares with $216.2 million, or 27.3% of total assets, at year-end 2009.

Real estate acquired in settlement of loans increased from $1.7 million at December 31, 2009, to $7.3 million at December 31, 2010, as the Company managed problem assets through the foreclosure process.  Other assets increased from $10.6 million at December 31, 2009, to $13.2 million at December 31, 2010, principally as a result of an increase in the Company’s net deferred tax assets which totaled $9.5 million at December 31, 2010, compared to $7.3 million at December 31, 2009.

Although deposits only increased $1.0 million during 2010, the composition of deposits shifted from certificates of deposit toward core transaction accounts, including checking, savings, and money market.  At year-end 2010, noninterest-bearing demand accounts increased $1.9 million, or 2.9%, to $65.4 million.  Other transaction accounts, including NOW, money market and savings accounts increased $32.8 million, or 16.9%.  At December 31, 2010, transaction accounts accounted for 43.4% of the Company’s total deposits.  Certificates of deposit (CDs) under $100,000 decreased $13.1 million, or 6.1%, while jumbo CDs (CDs over $100,000) increased $20.5 million, or 10.2%.  The increase in CDs over $100,000 is attributable to the increase in the FDIC insurance coverage from $100,000 to $250,000. In 2008, the Company began to use brokered and Internet CDs as an additional funding source.   Brokered CDs totaled $42.4 million at December 31, 2010, including $8.0 million of Internet CDs, compared to $74.1 million at December 31, 2009, including $29.1 million of Internet CDs.  Management’s funding strategy remains centered around balanced growth in deposits generated through the Company’s retail branch network, supplemented through the selective use of permissible wholesale funding when such sources present a lower cost alternative to CD pricing in the local markets in which the Company operates.  Under the Consent Order, the Company may not attract, renew, or rollover brokered CDs unless it first receives an appropriate waiver from the FDIC.  Accordingly, as the existing brokered CDs mature, funds are being returned to the depositors.

Stockholders’ equity decreased by $6.4 million, or 14.7%, during 2010 primarily as a result of the Company’s net loss for the period.  At December 31, 2010, all of the Company’s capital ratios continued to be sufficient to classify it as an adequately-capitalized institution by regulatory measures.

Results of Operations

Summary

For 2010, the Company’s net loss totaled $5.3 million, representing an improvement of $13.3 million, as compared with 2009’s net loss of $18.6 million. The $13.3 million decrease in the net loss was driven primarily by $17.4 million less in provision for loan loss expense in 2010 ($12.5 million) as compared to 2009 ($29.9 million), partially offset by a reduced income tax benefit from $5.4 million in 2009 to $3.5 million in 2010.

During 2010, the Company’s net interest margin decreased to 2.72%, compared with 3.20% for 2009, primarily as a result of higher levels of cash equivalents and nonaccrual loans combined with historically low interest rates.  Accordingly, net interest income for 2010 decreased by $2.1 million to $20.4 million, compared with $22.5 million for 2009.  Noninterest income for 2010 totaled $8.3 million, compared to $5.5 million recorded during 2009, driven by increased SBA and mortgage services revenue and increased gains on securities sold.  Noninterest expense increased $3.0 million to $25.1 million for 2010, compared with $22.1 million for 2009.  The increase in noninterest expense was driven primarily by higher salary costs, increased data processing and telecommunication expense, increased FDIC deposit insurance premiums, and significantly higher holding costs of and write-downs on foreclosed real estate.  The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.

Net Interest Income

The primary component of earnings for the Company is net interest income.  Net interest income is defined as the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on deposits and borrowings.  Changes in net interest income result from changes in volume, spread, and margin.  For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and “margin” refers to net interest income divided by average interest-earning assets.  Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-earning assets and noninterest-bearing liabilities.  During 2010 and 2009, average interest-earning assets were $750.4 million and $703.6 million, respectively.

The components of the decrease in net interest income for 2010 were a decrease in interest income of $3.0 million, or 8.8%, partially offset by a decrease in interest expense of $884,000, or 7.9%.  Interest on loans decreased by $3.5 million, or 11.2%, as a result of significantly reduced balances from loan repayments, an increase in nonaccrual loans, and lower yields on the loan portfolio.  Nonaccrual loans averaged $32.0 million in 2010, compared to $24.5 million in 2009 and the foregone interest on these loans increased from $1.3 million in 2009 to $1.8 million in 2010.  Interest on deposits decreased by $984,000, or 9.1%, primarily due to the downward re-pricing of the Bank’s time deposits during 2010 despite the higher average balances.

Management strives to maintain a high interest-earning asset ratio so as to maximize net interest income.  To that end, management targets an earning-asset ratio at or above 93%.  For 2010, that ratio was 95.7%, compared to 95.9% for 2009.  Average interest-earning assets for 2010 increased $46.8 million, or 6.7%, as compared to 2009, while the average yield decreased by 69 basis points from 4.79% to 4.10%.  The decrease in yield was driven by reduced yields on loans, including the impact of nonaccrual loans, and higher levels of investment securities and cash equivalents, which traditionally bear lower interest rates.  Average interest-bearing liabilities increased by $59.7 million, or 9.8%, primarily as a result of an increase in average time deposits.  The average cost of interest-bearing liabilities decreased by 29 basis points from 1.83% to 1.54%, principally due to the downward repricing of the Company’s time deposits in 2010.  For 2010, the Company’s net interest margin was 2.72%, compared with 3.20% for 2009.

Average Balances, Income and Expenses, and Rates. The following table sets forth certain information related to our average balance sheet and our average yields on earning assets and average costs of interest-bearing liabilities.  Such yields are derived by dividing income or expense by the average daily balance of the corresponding assets or liabilities.

Average Balances and Net Interest Income
(dollars in thousands)
	For the Year
	2010			2009			2008
	Average	Interest		Average	Interest		Average	Interest
	Daily	Income/	Average	Daily	Income/	Average	Daily	Income/	Average
	Balance	Expense(1)(2)	Rate	Balance	Expense(1)(2)	Rate	Balance	Expense(1)(2)	Rate
Interest-earning assets
Loans and loans held for sale	$527,650	$27,588	5.23%	$580,597	$31,076	5.35%	$570,997	$35,635	6.24%
Investment securities	129,877	2,884	2.22	85,715	2,547	2.97	65,131	2,897	4.45
Federal funds sold	-	-	-	3,201	9	0.28	1,391	17	1.22
Due from Federal Reserve Bank	88,996	208	0.23	33,912	78	0.23	-	-	-
Interest-earning cash deposits	3,888	56	1.44	213	-	-	34	1	-
Total interest-earning assets	750,411	30,736	4.10	703,638	33,710	4.79	637,553	38,550	6.05

Noninterest-earning assets:
Cash and due from banks	11,867			9,925			10,213
Property and equipment	5,440			6,645			6,972
Interest receivable and other	16,690			13,604			8,853
Total noninterest-earning assets	33,997			30,174			26,038
Total assets	$784,408			$733,812			$663,591

Interest-bearing liabilities
NOW accounts	62,062	205	0.33	58,363	216	0.37	56,257	557	0.99
Money markets	47,085	583	1.24	45,390	752	1.66	31,649	831	2.63
Savings deposits	101,829	1,118	1.10	84,919	1,133	1.33	68,173	1,687	2.47
Time deposits	410,805	7,962	1.94	357,245	8,751	2.45	337,037	13,404	3.98
Federal funds purchased/repurchase agreements	1,096	8	0.73	1,835	14	0.76	8,833	255	2.89
Borrowings	46,617	415	0.89	62,688	309	0.49	49,003	1,171	2.39
Total interest-bearing liabilities	669,494	10,291	1.54	610,440	11,175	1.83	550,952	17,905	3.25

Noninterest-bearing liabilities:
Demand deposits	66,027			60,020			57,885
Interest payable and other	6,170			4,124			5,509
Total noninterest-bearing liabilities	72,197			64,144			63,394
Total liabilities	741,691			674,584			614,346

Stockholders' equity	42,717			59,228			49,245
Total liabilities and stockholders' equity	$784,408			$733,812			$663,591

Net interest income and interest rate spread		$20,445	2.56%		$22,535	2.96%		$20,645	2.80%

Net yield on average interest-earning assets			2.72%			3.20%			3.24%

Ratio of average interest-earning assets to
average interest-bearing liabilities	112.09%			115.27%			115.72%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.

Rate/Volume Analysis.  The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar change in both.

Volume and Rate Variance Analysis
(in thousands)

	2010 vs 2009			2009 vs 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, including loans held for sale	$(2,782)	$(706)	$(3,488)	$608	$(5,167)	$(4,559)
Investment securities	1,091	(754)	337	3,150	(3,500)	(350)
Federal funds sold	(9)	-	(9)	11	(19)	(8)
Due from Federal Reserve Bank	130	-	130	79	(1)	78
Interest-bearing bank deposits	50	6	56	-	(1)	(1)
Total interest income	(1,520)	(1,454)	(2,974)	3,848	(8,688)	(4,840)

Interest expense:
NOW accounts	$13	$(24)	$(11)	$20	$(361)	$(341)
Money markets	27	(196)	(169)	289	(368)	(79)
Savings deposits	204	(219)	(15)	554	(1,108)	(554)
Time deposits	1,198	(1,987)	(789)	865	(5,518)	(4,653)
Federal funds purchased and securities
sold under agreements to repurchase	(5)	(1)	(6)	(121)	(120)	(241)
Other borrowings	(90)	196	106	431	(1,293)	(862)
Total interest expense	1,347	(2,231)	(884)	2,038	(8,768)	(6,730)
Net increase (decrease) in net interest income	$(2,867)	$777	$(2,090)	$1,810	$80	$1,890

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

Provision for loan losses for 2010 totaled $12.5 million, down $17.4 million from $29.9 million in 2009.  Although the provision for loan losses in 2010 was down significantly from 2009, it still remains at a historically high level, reflecting continued deterioration in real estate values, weak economic conditions, and high unemployment and underemployment in western North Carolina.  At December 31, 2010, the allowance for loan losses was $16.2 million, representing a decrease of $12.0 million, or 42.6%, from $28.2 million at the end of 2009.  The allowance represented 3.33% and 5.10%, respectively, of loans outstanding at the end of 2010 and 2009, excluding loans held for sale.  As of December 31, 2009, the Company boosted its reserves on impaired loans.  During 2010, charge-offs were taken on impaired loans that were reserved for at December 31, 2009, thus, leading to the decline in the allowance between year ends.  At December 31, 2010, the Company had $88.7 million of impaired loans, $37.8 million of which were on a nonaccruing status and restructured loans totaling $9.4 million.

Noninterest Income

Noninterest income increased to $8.3 million for 2010, compared to $5.5 million for 2009, representing an increase of $2.8 million, or 50.9%.  The principal components of this increase were realized gains on the sales of investment securities, which totaled $1.7 million in 2010, compared to $1.0 million in 2009.  Income generated from the sale and servicing of SBA loans totaled $875,000 in 2010, compared to $95,000 in 2009.  Also contributing to the increase in noninterest income for 2010 was mortgage services revenue, which totaled $2.4 million in 2010, compared to $1.7 million in 2009.  The low interest rate environment, combined with less market supply, led to improved secondary market pricing on mortgage loan sales in 2010.  Also during 2010, service charges on deposit accounts and other service charges and fees increased by $89,000 and $125,000, respectively, while increases in the cash surrender value of bank-owned life insurance decreased by $75,000, due to declines in interest crediting rates on the underlying policies.  Noninterest income for 2009 was adversely impacted by a $424,000 other-than-temporary impairment on the Company’s equity investment in its then-current primary correspondent, Silverton Bank.

The following table is a comparative analysis of the components of noninterest income for 2010 and 2009.

(in thousands)
	For the Year
	2010	2009
Service charges on deposit accounts	$2,251	$2,162
Mortgage services revenue	2,365	1,720
Other service charges and fees	498	373
Increase in cash surrender value of life insurance	462	537
Gain on sale of investment securities, net	1,720	1,042
Loss on restricted equity security	-	(424)
Gain on sale of Small Business Administration loans	875	95
Other income	79	34
Total	$8,250	$5,539

Noninterest Expense

Noninterest expense includes all of the operating costs of the Company, excluding interest, provision, and tax expense.  During 2010, noninterest expense totaled $25.1 million, up $3.0 million, or 13.6%, from $22.1 million in 2009.  The most significant component of noninterest expense, salaries and related benefit costs, increased $1.4 million, or 14.4%, during 2010.  This increase is attributable primarily to additional resources dedicated to problem-asset resolution.  Deposit insurance premiums totaled $2.2 million for 2010, an increase of $569,000, or 34.4%, over the premiums incurred for 2009, reflecting higher assessments due mainly to the Bank’s asset quality deterioration.  Data processing and telecommunication expense rose to $2.3 million for 2010, up $673,000 from $1.6 million for 2009 as the 2009 expense included credits from the Company’s fourth quarter 2008 core systems conversion.  Also contributing significantly to noninterest expense in both years, due to general economic conditions and declining real estate values, were write-downs and losses on sales of foreclosed real estate, which totaled $2.3 million in 2010 and $1.9 million in 2009.  During 2010, the Company incurred penalties of $188,000 on the early repayment of $66.0 million of FHLB borrowings.  During the fourth quarter of 2010, the Company announced the decision to close two of its branches in February 2011.  In conjunction with its decision, the Company expensed the remaining carrying value of the leasehold improvements totaling $62,000 and the remaining obligations under the leases of $169,000, both of which costs are included in occupancy expense in the consolidated statements of operations.

The following table presents a comparison of the components of noninterest expense for 2010 and 2009.

(in thousands)
	For the Year
	2010	2009
Salaries and employee benefits	$11,065	$9,713
Occupancy	1,914	1,551
Equipment	1,216	1,361
Advertising	488	620
Data processing and telecommunications	2,267	1,594
Deposit insurance premiums	2,222	1,653
Professional fees	876	1,171
Printing and supplies	257	288
Foreclosed real estate expense	2.313	1,442
Loss on sale of repossessed assets	9	427
Debt extinguishment	188	-
Other	2,242	2,252
Total	$25,057	$22,072

Income Taxes

The Company recorded an income tax benefit of $3.5 million for 2010, representing an effective tax rate of 39.9%, compared to an income tax benefit of $5.4 million, or an effective tax rate of 22.5%, for 2009.  The income tax benefit for 2009 was reduced through establishing a valuation allowance against the Company’s deferred tax asset of $4.0 million.

Liquidity

A function of the Company’s Asset-Liability Management Committee is evaluating the current liquidity of the Bank and identifying and planning for future liquidity needs. Such needs primarily consist of insuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities.  Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities.  On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB), as well as the ability to generate funds through the issuance of long-term debt and equity. The Bank’s “on balance sheet” liquidity ratio was 22% at December 31, 2010.  Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs.  The Company, however, has limited sources of revenue, and the Consent Order does not permit the payment of dividends by the Bank to the Company.  Without this primary source of revenue from the Bank, the Company expects to continue to defer the payment of dividends on its preferred stock.

As a result of the Company’s negative financial performance in 2009 and 2010, some of the Company’s liquidity sources have been restricted.  In addition, the Consent Order prohibits the Company from soliciting and accepting additional brokered CDs (including the renewal of existing brokered CDs) without prior approval from the FDIC and limits the rates the Company can offer on its deposit products.  In anticipation of these restrictions, the Company, in the fourth quarter of 2009, took steps to strengthen its liquidity position by running a retail CD campaign and increasing its borrowings from the FHLB.  In total, these efforts added approximately $115 million in liquid assets to the Company’s balance sheet at December 31, 2009.  During 2010, the Company maintained high levels of liquidity, yet was able to deploy excess funding into the purchase of investment securities, repaid $66.0 million of FHLB advances, and funded the maturities of brokered deposits.

Total deposits were $674.3 million at December 31, 2010, essentially unchanged from $673.3 million at December 31, 2009.  Deposit growth and retention within the Company’s retail branch bank network was sufficient to meet the Company’s funding requirements during 2010.  In prior years, the Company used brokered deposits as a supplemental liquidity source.  At December 31, 2010, brokered deposits totaled $42.4 million, compared to $74.1 million at December 31, 2009.  The majority of the brokered deposits mature in 2011, and it is expected sufficient funds will be available from cash on hand, investment security repayments, and loan repayments to fund the obligations. At December 31, 2010, time deposits represented 56.6% of the Company’s total deposits, compared to 61.7% at December 31, 2009.  Certificates of deposit of $100,000 or more represented 26.9% of the Company’s total deposits at December 31, 2010, down from 30.0% at year-end 2009.  Management believes a sizeable portion of the Company’s time deposits are relationship-oriented, and based upon prior experience, anticipates a substantial portion of outstanding certificates of deposit will renew upon maturity.  Deposit retention is also influenced by limits on the rates the Company can offer.

Wholesale borrowings, an additional source of liquidity for the Company, totaled $3.9 million at December 31, 2010 and were comprised solely of advances from the FHLB. Management expects to continue to use wholesale borrowings and potentially other wholesale sources of funding, as allowed under the Consent Order, to supplement deposits generated from the Company’s branch network and assist in managing the overall cost of funds.  As of December 31, 2010, loan collateral has been pledged to the FHLB to borrow an additional $6.6 million.  Secured borrowings lines with three financial institutions totaling $17.0 million are also available to meet liquidity needs.

Capital Resources

At December 31, 2010 and 2009, the Company’s equity totaled $37.3 million and $43.8 million, respectively.  The $6.5 million decrease in equity is primarily attributable to the Company’s 2010 net loss, combined with an increase in the unrealized losses on the investment securities portfolio.  The Company’s equity to asset ratio on those dates was 5.2% and 5.5%, respectively. The Company is subject to minimum capital requirements, which are further discussed in “PART 1, ITEM 1 - Business — Supervision and Regulation.”

All capital ratios categorize the Company as “adequately capitalized” by regulatory measures at December 31, 2010.  The Company’s regulatory capital ratios as of that date consisted of a leverage ratio of 4.30%, a Tier I risk-based capital ratio of 6.76%, and a total risk-based capital ratio of 8.04%.  At December 31, 2009, these ratios were 4.80%, 7.70% and 9.00%, respectively. Pursuant to the Consent Order and Written Agreement, the Bank is required to develop and adopt a plan for achieving and maintaining capital ratios in excess of the minimum thresholds for the Bank to be well-capitalized, specifically Tier 1 capital of at least 8% of total assets and a total risk based capital ratio of at least 12%.  Plans are being formulated as to the type and amount of an equity infusion.  Given the state of equity markets currently, our ability to raise capital in the foreseeable future is unknown.  If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company and the Bank.

Note 18 to the consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of December 31, 2010 and 2009.

Asset/Liability Management

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign exchange rates, commodity prices, and other relevant market rates and prices such as equity prices. Due to the nature of our operations, we are primarily exposed to interest rate risk and liquidity risk.

Interest rate risk within our consolidated balance sheets consists of reprice, option, and basis risks.  Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios.  Option risk arises from “embedded options” present in many financial instruments, such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher expense or lower income for us.  Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an interest-earning asset or interest-bearing liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts with respect to which historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

We seek to avoid fluctuations in our net interest margin and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, our Asset / Liability Committee (ALCO) and the Board of Directors monitor our interest rate sensitivity and liquidity on an ongoing basis. The Board of Directors and ALCO oversee market risk management and establish risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its impact on net interest income and capital.  ALCO uses a variety of measures to gain a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time, and the exposure to changes in certain interest rate relationships.

We use a simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the upcoming 12 and 24-month periods. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing, and the repricing and maturity characteristics of the existing and projected consolidated balance sheets.  Other interest rate related risks, such as prepayment, basis, and option risk, are also considered in the model.

ALCO continuously monitors and manages the volume of interest sensitive assets and interest sensitive liabilities. Interest-sensitive assets and liabilities are those that reprice or mature within a given timeframe. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective and mitigate potential market risk, management develops and implements investment, lending, funding and pricing strategies.

As of December 31, 2010, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 200, 300, and 400 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management’s assumptions may or may not prove valid.  No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.  Although measured, we believe the downward movements included below are neither realistic nor anticipated in the current historically low interest rate environment.

	Percentage Change in Net Interest Income from Base
	Immediate Shock		Gradual Ramp
Interest Rate Scenario (1)	0-12 Months	13-24 Months	0-12 Months	13-24 Months
	Column 1	Column 2	Column 3	Column 4
Up 400 basis points	11.8%	4.9%	5.9%	-
Up 300 basis points	-	-	-	7.2%
Up 200 basis points	3.5%	6.6%	-	-
Base	-	-	-	-
Down 200 basis points	23.7%	-20.7%	-	-
Down 300 basis points	-	-	-	20.2%
Down 400 basis points	-32.8%	-39.1%	10.6%	-

(1)	The rising and falling interest rate scenarios in the first two columns assume an immediate and parallel change in interest rates along the entire yield curve. The gradual ramp scenarios presented in the third and fourth columns assume a gradual rise or fall in interest rates during the periods indicated.

There are material limitations with the model presented above, which include, but are not limited to:

•	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

•	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

•	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

The “Interest Rate Sensitivity Analysis” table, presented below, sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010, which are projected to reprice or mature in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities.  Loans with adjustable rates are shown as being due at the end of the next upcoming rate adjustment period.  Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts and regular savings accounts have been evaluated and are deemed to be more stable sources that are less price elastic and are placed in the five-year bucket.  In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates are used for any interest-earning assets or interest-bearing liabilities.  In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Interest Rate Sensitivity Analysis
(dollars in thousands)
	December 31, 2010
	1-3	4-12	13-60	Over 60
	Months	Months	Months	Months	Total
Interest-earning assets
Loans, including loans held for sale	$294,881	$34,548	$129,321	$38,471	$497,221
Investment securities	29,116	17,956	12,846	73,261	133,179
Due from Federal Reserve Bank	36,140	-	-	-	36,140
Interest-bearing deposits with banks	6,475	-	-	-	6,475
Total interest-earning assets	366,612	52,504	142,167	111,732	673,015

Interest-bearing liabilities
NOW Accounts	-	-	66,831	-	66,831
Savings deposits	-	-	111,553	-	111,553
Money market accounts	48,801	-	-	-	48,801
Time deposits under $100	49,869	137,525	12,667	-	200,061
Time deposits of $100 and greater	54,234	107,781	19,678	-	181,693
Federal funds purchased and securities
sold under agreements to repurchase	704	-	-	-	704
Other borrowings	7,571	-	-	-	7,571
Total interest-bearing liabilities	161,179	245,306	210,729	-	617,214

Interest sensitivity gap	$205,433	$(192,802)	$(68,562)	$111,732	$55,801

Cumulative interest sensitivity gap	$205,433	$12,631	$(55,931)	$55,801	$55,801

Cumulative interest sensitivity gap
as a percent of total interest-earning assets	30.5%	1.9%	-8.3%	8.3%	8.3%

Cumulative ratio of interest-sensitive assets
to interest-sensitive liabilities	227.5%	103.1%	90.9%	109.0%	109.0%

Lending Activities

General

The Company provides a full range of short to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured through conventional products and government guaranteed lending programs. The Company’s loan policies and procedures establish the basic guidelines governing its lending operations.  Generally, the guidelines address the types of loans that the Company seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations.  All loans or credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness to the Company, including the indebtedness of any guarantor.  The policies are reviewed and approved at least annually by the Board of Directors of the Company.  The Company supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners as well as by third-party professionals experienced in loan review work.  The Company has focused its portfolio lending activities on typically higher yielding commercial, construction and consumer loans.  The Company also originates one-to-four family mortgages that are typically sold into the secondary market.

The following tables provide additional information regarding the Company’s loan portfolio as of December 31 of each year indicated. The “Loan Summary” table provides an analysis of the composition of the loan portfolio by type of loan.  The “Loan Maturity Schedule” presents (i) the aggregate contractual maturities of commercial, industrial and commercial mortgage loans and of real estate constructions loans and (ii) the aggregate amounts of such loans by variable and fixed rates as of December 31, 2010.

Portfolio Loan Summary (1)
(dollars in thousands)
	December 31
	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Construction and development	$114,532	23.6%	$150,163	27.2%	$165,017	28.5%	$159,127	30.8%	$131,928	35.2%
1-4 family residential	120,217	24.7	118,321	21.4	116,365	20.1	98,947	19.2	68,188	18.2
Multifamily	6,417	1.3	7,410	1.3	9,018	1.6	5,768	1.1	4,478	1.2
Farmland	965	0.2	-	-	-	-	-	-	-	-
Nonfarm, nonresidential	173,326	35.7	194,337	35.1	193,010	33.4	164,940	32.0	98,220	26.2
Total real estate loans	415,457	85.5	470,231	85.0	483,410	83.6	428,782	83.1	302,814	80.8
Commercial and industrial loans	66,254	13.6	76,992	13.9	88,471	15.3	80,867	15.7	64,946	17.3
Consumer	4,484	0.9	5,790	1.1	6,505	1.1	6,514	1.2	7,182	1.9
Total	$486,195	100.0%	$553,013	100.0%	$578,386	100.0%	$516,163	100.0%	$374,942	100.0%

(1) Excluding loans held for sale

Loan Maturity Schedule
(in thousands)
	December 31, 2010
		Due After
	Due Within	One Year But	Due After
	One Year	Within Five	Five Years	Total
By loan type
Construction and development	$64,005	$36,339	$14,188	$114,532
1-4 family residential	16,992	45,714	57,511	120,217
Multifamily	730	4,552	1,135	6,417
Farmland	-	965	-	965
Nonfarm, non residential	34,302	99,825	39,199	173,326
Total real estate loans	116,029	187,395	112,033	415,457
Commercial and industrial	28,504	28,867	8,883	66,254
Consumer	2,006	2,221	257	4,484
Total loans	$146,539	$218,483	$121,173	$486,195

By interest rate type
Fixed rate loans	$45,146	$109,127	$30,123	$184,396
Variable rate loans	101,393	109,356	91,050	301,799
Total loans	$146,539	$218,483	$121,173	$486,195

Commercial and Industrial Loans

Commercial business lending is another component of the Company’s lending activities.  At December 31, 2010, the Company’s commercial and industrial loan portfolio equaled $66.3 million, or 13.6%, as compared with $77.0 million, or 13.9%, of total loans at year end 2009.  Commercial and industrial loans include both secured and unsecured loans for working capital, expansion and other business purposes.  Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment.  The Company also makes term commercial loans secured by equipment and real estate.  Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan.  With few exceptions, the Company requires personal guarantees and secondary sources of repayment.

Although the outstanding commercial and industrial loan balances are down between year ends, the Company is focused on increasing the level of commercial and industrial loans in the loan portfolio in an effort to diversify credit risk and decrease our concentration of loans secured primarily by real estate.

Commercial and industrial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans, as most commercial loan yields are tied to the prime rate index.  Therefore, yields on most commercial loans adjust with changes in the prime rate.

General Economic Lending and Real Estate Conditions.

Since 2008, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively affected the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions, including the Company.  In addition, the values of other real estate collateral supporting many loans have declined and may continue to decline.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively affected the credit performance of commercial and consumer credit, resulting in additional write downs.  Concerns over the stability of the financial markets and the economy caused a decrease in lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer loan delinquencies, lack of consumer confidence, increased market volatility and widespread reduction in general business activity.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected most businesses, and financial institutions in particular, and it will continue to adversely affect our business, financial condition, results of operations, and stock price for the foreseeable future.

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

Commitments to Extend Credit and Other Off-Balance Sheet Arrangements

In  the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit that are not included in loans as presented on the Company’s balance sheets. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Company’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.   Other than these commitments to extend credit, the Company does not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue or expense, results of operation, liquidity, capital expenditures, or capital resources that is material to investors. See Note 17 to the Company’s consolidated financial statements for “Financial Instruments with Off-Balance-Sheet-Risk.”

Asset Quality

Over the course of the past two years, credit quality has deteriorated as real estate markets have been hit with slowing sales and declining prices.  The markets in which the Company operates have also been effected by such downturns.  Although real estate prices in western North Carolina have shown a downward trend, some early signs of potential stabilization have been noted.  The longer the current real estate market downturn persists, the more vulnerable sales volume and prices become.  A future scenario of protracted real estate market problems, especially if they become more severe, could produce portfolio underperformance as compared to the first five years of the Company’s existence.

Over the course of the past three years, national credit quality has deteriorated as real estate markets have been hit with slowing sales and declining prices.  The markets in which the Company operates have also been affected by such downturns.

Although management believes the Company appropriately reserved for our problem assets at year-end 2010, we nonetheless continue to experience the effects of asset devaluation in our markets as the economy and businesses struggle to recover.  We have allocated significant additional resources toward expeditious resolution of our nonperforming loans and those assets we have foreclosed upon.  We anticipate additional provisioning and charge-offs during 2011 to stay ahead of this aggressive resolution process.  As of December 31, 2010, nonperforming assets were $45.1 million, up $10.7 million from $34.4 million at December 31, 2009.  As a percentage of period-end portfolio loans and other real estate, nonperforming assets were 9.21% at December 31, 2010, versus 6.21% at year-end 2009.  The allowance for loan losses as of percentage of period-end portfolio loans stood at 3.33% at December 31, 2010, down from 5.10% at December 31, 2009, mainly reflecting $24.5 million in net charge-offs taken during 2010, partially offset by a decline in outstanding loan balances.  Management expects the level of nonperforming assets to remain at elevated levels into 2011.

The provision for loan losses was $12.5 million for 2010, compared to $29.9 million for 2009, while net charge-offs were $24.5 million in 2010, compared to net charge-offs of $10.7 million in 2009.  The increase in net charge-offs resulted principally from recognition of losses previously reserved for as these loans were worked through the Bank’s asset resolution process.  In addition, as part of this resolution process, management provided for additional losses through increases to its allowance for loan losses.

As of December 31, 2010, the Company had $7.3 million in loans 30 to 90 days delinquent, $5,000 of loans over 90 days delinquent and still accruing interest, and nonaccruing loans totaling $37.8 million.  In addition, the Company had $7.3 million in foreclosed assets and $6,500 in repossessed personal property at December 31, 2010.

Nonperforming Assets

Potential problem loans are defined as loans currently performing that are not included in nonaccrual or loans management has concerns as to the borrower’s ability to comply with present repayment terms.  These loans could deteriorate to nonaccrual or past due status.  Therefore, management quantifies the risk associated with problem loans in assessing the adequacy of the allowance for loan losses.  The following table provides additional information about the Bank’s nonperforming assets.

(dollars in thousands)

	December 31
	2010	2009	2008	2007	2006

Nonaccrual loans	$37,799	$32,792	$10,008	$1,342	$611
Loan past due 90 or more days and still accruing interest	5	-	-	-	-
Total nonperforming loans	37,804	32,792	10,008	1,342	611
Repossessed assets	7	-	1,423	-	5
Other real estate owned	7,314	1,665	645	-	-
Total nonperforming assets	$45,125	$34,457	$12,076	$1,342	$616

Allowance for loan losses	$16,191	$28,231	$9,013	$7,571	$5,765

Nonperforming loans to period end loans,
excluding loans held for sale	7.78%	5.93%	1.73%	0.26%	0.16%

Allowance for loan losses to period end loans,
excluding loans held for sale	3.33%	5.10%	1.56%	1.47%	1.54%

Nonperforming assets as a percentage of:
Loans and other real estate	9.14%	6.21%	2.09%	0.26%	0.16%
Total assets	6.23%	4.35%	1.71%	0.22%	0.13%

Ratio of allowance for loan losses to nonperforming loans	42.8%	86.1%	90.1%	564.2%	943.5%

Restructured Loans

On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreements, has been demonstrated over several payment cycles.  Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions.  Restructured loans totaled $9.4 million and $1.3 million at December 31, 2010 and 2009, respectively.

Analysis of Allowance for Loan Losses

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

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio. For consistency of comparison on a quarterly basis, we use a rolling eight-quarter look-back period when computing historical loss rates.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the December 31, 2010, allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in our judgment, should be charged-off. In addition to our portfolio review process, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to recognize additions to the allowance for loan losses based on their judgments and information available to them at the time of their examinations. While we use available information to recognize inherent losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and other factors and the impact of such changes and other factors on our borrowers.

We believe the allowance for loan losses at December 31, 2010, is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to us at the time of the issuance of our consolidated financial statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required.  Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses.  Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

The following table presents the allocation of the allowance for loan losses at the end of each of the last five years.  The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown.

Allocation of the Allowance for Loan Losses
(dollars in thousands)
	December 31
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total		of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)

Construction loans	$8,483	23.6%	$15,454	27.1%	$3,481	28.5%	$2,528	30.8%	$2,042	35.2%
1-4 family residential	4,838	24.7	5,010	21.6	1,942	20.3	1,191	19.3	815	18.2
Multifamily	35	1.3	27	1.3	51	1.5	81	1.1	76	1.2
Farmland	12	0.2	-	-	-	-	-	-	-	-
Nonfarm, nonresidential	1,165	35.7	3,232	35.0	1,729	33.3	2,400	31.9	1,277	26.2
Total real estate loans	14,533	85.5	23,723	85.0	7,203	83.6	6,200	83.1	4,210	80.8
Commercial and industrial loans	1,358	13.6	3,964	13.9	1,550	15.3	1,073	15.6	928	17.3
Consumer	60	0.9	183	1.1	65	1.1	70	1.3	80	1.9
Unallocated	240	-	361	-	195	-	228	-	547	-
Total	$16,191	100.0%	$28,231	100.0%	$9,013	100.0%	$7,571	100.0%	$5,765	100.0%

(1) Percent of loans in each category to total loans

The following table summarizes information regarding changes in the Company’s allowance for loan losses for the following years ended December 31.

Loan Loss and Recovery
(dollars in thousands)
	For the Year
	2010	2009	2008	2007	2006

Balance at beginning of year	$28,231	$9,013	$7,571	$5,765	$3,652
Provision for loan losses	12,462	29,940	6,520	3,390	2,396
Charge-offs
Construction and development	16,008	5,746	1,556	1,253	-
1-4 family residential	3,043	2,643	623	-	-
Multifamily	184	-	-	-	-
Nonfarm, non residential	812	543	-	-	-
Total real estate	20,047	8,932	2,179	1,253	-
Commercial	4,706	1,953	2,875	307	263
Consumer	475	102	53	37	25
Total charge-offs	25,228	10,987	5,107	1,597	288
Recoveries
Construction and development	411	108	6	-	-
1-4 family residential	34	126	-	-	-
Nonfarm, non residential	4	-	-	-	-
Total real estate	449	234	6	-	-
Commercial	249	27	6	10	5
Consumer	28	4	17	3	-
Total recoveries	726	265	29	13	5
Net charge-offs	24,502	10,722	5,078	1,584	283
Balance at end of year	$16,191	$28,231	$9,013	$7,571	$5,765

Average loans, excluding loans held for sale	$520,662	$575,671	$566,412	$444,521	$305,938
Period end loans, excluding loans held for sale	$486,195	$553,013	$578,386	$516,312	$374,942
Net charge-offs to average loans,
excluding loans held for sale	4.71%	1.86%	0.90%	0.36%	0.09%
Allowance for loan losses to period end loans,
excluding loans held for sale	3.33%	5.10%	1.56%	1.47%	1.54%

Investment Activities

The Bank’s portfolio of investment securities consists primarily of debt instruments of U.S. government agencies or of government sponsored enterprises, and mortgage-backed securities.  Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale (AFS) and carried at fair value, with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. Securities for which the Bank has the ability and intent to hold the securities to maturity are classified as held to maturity securities (HTM).  HTM securities are carried at amortized cost.  It is the Bank’s policy to classify most investment securities as available for sale.  The following table summarizes investment securities by type.

Available-for-Sale Securities Composition
(in thousands)
	December 31
	2010	2009	2008

U.S. Government agencies	$5,323	$26,596	$15,426
Government-sponsored enterprises	44,039	502	2,000
Mortgage-backed securities	81,052	67,232	69,375
Total	$130,414	$94,330	$86,801

Held-to-Maturity Securities Composition
(in thousands)
	December 31
	2010	2009	2008

States and political subdivisions	$2,765	$805	$824

The following tables summarize the amortized cost, fair value, and weighted-average yield of securities by contractual maturity groups.

Available-for-Sale Investment Securities
(dollars in thousands)
	December 31, 2010
	Amortized	Fair
	Cost	Value	Yield (1)
U. S. Government agencies
Due within one year	$-	$-	-%
Due after one but within five years	555	555	2.71
Due after five but within ten years	1,160	1,157	2.12
Due after ten years	3,677	3,611	4.19
	5,392	5,323	3.59

Government-sponsored enterprises
Due within one year	-	-	-
Due after one but within five years	3,998	4,008	1.63
Due after five but within ten years	28,038	27,576	3.01
Due after ten years	12,990	12,455	3.88
	45,026	44,039	3.14

Mortgage-backed securities
Due within one year	-	-	-
Due after one but within five years	-	-	-
Due after five but within ten years	1,798	1,816	2.51
Due after ten years	79,703	79,236	2.69
	81,501	81,052	2.69

Due within one year	$-	$-	-
Due after one but within five years	4,553	4,563	1.78
Due after five but within ten years	30,996	30,549	2.97
Due after ten years	96,370	95,302	2.91
Total	$131,919	$130,414	2.89%

(1) Yields are calculated based on amortized cost

Held to Maturity Securities
(dollars in thousands)
	December 31, 2010
	Amortized	Fair
	Cost	Value	Yield (1)
States and political subdivisions
Due within one year	$50	$50	2.56%
Due after one but within five years	403	422	3.69
Due after five but within ten years	300	324	4.00
Due after ten years	2,012	1,946	4.48
Total	$2,765	$2,742	4.36%

(1) Yields are calculated based on amortized cost

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account.  At December 31, 2010, there were no securities of any issuer (other than governmental agencies or government sponsored enterprises) that exceeded 10% of the Company’s stockholders’ equity.

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

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the following years.

Deposits
(dollars in thousands)
	For the Year
	2010			2009			2008
	Average	% to Total	Average	Average	% to Total	Average	Average	% to Total	Average
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate

Interest-bearing deposits
NOW Accounts	$62,062	9.0%	0.33%	$58,363	9.6%	0.37%	$56,257	10.2%	0.99%
Money Market	47,085	6.9	1.24	45,390	7.4	1.66	31,649	5.7	2.63
Savings	101,829	14.8	1.10	84,919	13.9	1.33	68,173	12.3	2.47
Time deposits under $100	209,463	30.4	1.93	170,893	28.1	2.81	172,900	31.9	3.87
Time deposits of $100 or greater	201,342	29.3	1.95	186,352	30.6	2.12	164,137	29.8	4.09
Total interest-bearing deposits	621,781	90.4	1.59	545,917	89.6	1.99	493,116	89.5	3.34
Noninterest-bearing deposits	66,027	9.6	-	60,020	10.4	-	57,885	10.5	-
Total	$687,808	100.0%	1.43%	$605,937	100.0%	1.78%	$551,001	100.0%	2.99%

The following table presents information regarding maturities of certificates of deposit with balances of $100,000 or more at December 31, 2010.

Maturities of Time Deposits of $100,000 or More
(dollars in thousands)
	December 31, 2010
		Weighted
		Average
	Amount	Rate
Maturing in:
Three months or less	$54,234	1.95%
Over three months to six months	62,509	1.83%
Over six months to twelve months	45,272	1.58%
Over twelve months	19,678	2.15%
Total	$181,693	1.84%

Recent Accounting Pronouncements

See Note 1 to the Company’s consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

Except as discussed in this Management’s Discussion and Analysis, management is not aware of trends, events or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources, or operations.

Critical Accounting Policies and Estimates

General .  The Company’s accounting and financial reporting policies are in conformity, in all material respects, to accounting principles generally accepted in the U.S. and to general practices within the financial services industry. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities during the reporting period, and the reported amounts of income and expense during the reporting period. While we base estimates on historical experience, current information, and other factors deemed to be relevant, actual results could differ from those estimates. Management, in conjunction with the Company’s independent registered public accounting firm, has discussed the development and selection of the critical accounting estimates discussed herein with the Audit Committee of our Board of Directors.

We consider accounting policies and estimates to be critical to our financial condition, results of operations, or cash flows if the accounting policy or estimate requires management to make assumptions about matters that are highly uncertain and for which different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial condition, results of operations, or cash flows.

Our significant accounting policies are discussed in Item 8. Financial Statements and Supplementary Data, Note 1.  Of those significant accounting policies, we have determined that accounting for our allowance for loan losses, foreclosed real estate, the realization of our deferred tax asset, and the determination of fair value of financial instruments are deemed critical because of the valuation techniques used and the sensitivity of the amounts recorded in our consolidated financial statements to the methods, assumptions, and estimates underlying these balances.  Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available.

Allowance for Loan Losses.  We consider our accounting policies related to the allowance for loan losses to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents our best estimate of probable inherent losses that have been incurred within the existing portfolio of loans. The allowance for loan losses is necessary to reserve for estimated probable loan losses inherent in the loan portfolio. Our allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools, and specific loss allocations. Our process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, potential problem loans, criticized loans, and loans charged-off or recovered, among other factors.

The level of the allowance for loan losses reflects our continuing evaluation of specific lending risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. Portions of the allowance for loan losses may be allocated for specific loans. However, the entire allowance for loan losses is available for any loan that, in our judgment, should be charged-off. While we use our best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications and collateral valuation.

We record allowances for loan losses on specific loans when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Specific allowances for loans considered individually significant and that exhibit probable or observed weaknesses are determined by analyzing, among other things, the borrower’s ability to repay amounts owed, guarantor support, collateral deficiencies, the relative risk rating of the loan, and economic conditions impacting the borrower’s industry.

The starting point for the general component of the allowance is the historical loss experience of specific types of loans. We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual loan net charge-offs to the total population of loans in the pool. We use a eight-quarter look-back period when computing historical loss rates.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the December 31, 2010, allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include, without limitation, changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors. The general reserve portion of the allowance for loan losses calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

Loans identified as losses by management, internal loan review, and / or bank examiners are charged-off.  We review each impaired loan on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on our assessment of the status of the borrower and the underlying collateral. In general, for collateral dependent loans, the impairment is recorded as a charge-off unless the fair value was based on an internal valuation pending receipt of a third party appraisal or other extenuating circumstances. Consumer loan accounts are charged-off generally based on pre-defined past due time periods.

Foreclosed Real Estate.  The value of our foreclosed real estate portfolio represents another accounting estimate that depends heavily on current economic conditions.  Foreclosed real estate is carried at fair value less estimated selling costs, establishing a new cost basis.  Fair value of such real estate is reviewed regularly and writedowns are recorded when it is determined that the carrying value of the real estate exceeds the fair value less estimated costs to sell.  Writedowns resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of foreclosed properties are charged against income. Costs relating to the development and improvement of such properties are capitalized.

The fair value of properties in the foreclosed real estate portfolio is generally determined from appraisals obtained from independent appraisers.  We review the appraisal assumptions for reasonableness and may make adjustments when necessary to reflect current market conditions. Such assumptions may not prove to be valid.  Moreover, no assurance can be given that changing economic conditions and other relevant factors impacting our foreclosed real estate portfolio will not cause actual occurrences to differ from underlying assumptions thus adversely impacting our business, financial condition, results of operations, and cash flows.

Realization of Net Deferred Tax Asset.  We use certain assumptions and estimates in determining income taxes payable or refundable, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis as regulatory and business factors change.

We include the current and deferred tax impact of our tax positions in the consolidated financial statements only when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position. While we support our tax positions by unambiguous tax law, prior experience with the taxing authority, and analysis that considers all relevant facts, circumstances and regulations, we must still rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.

As of December 31, 2010, prior to the valuation allowance, net deferred tax assets totaling $13.5 million were recorded in the Company’s consolidated balance sheets. Based on our projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations as discussed below and available tax planning strategies, we have a $4.0 million valuation allowance against the net deferred tax asset at December 31, 2010.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a partial valuation allowance against our net deferred tax asset for financial reporting purposes at December 31, 2010, the net operating losses are able to be carried forward for income tax purposes for up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to use a portion of the net operating losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to use and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

Additionally, for regulatory capital purposes, our deferred tax asset is limited to the lesser of 10% of our Tier 1 capital or the assets which can be realized through (i) carryback to prior years or (ii) taxable income in the next twelve months.  At December 31, 2010, $3.8 million of our net deferred tax asset was allowed in Tier 1 and total capital based on these criteria.  We will continue to evaluate the realizability of our deferred tax asset on a quarterly basis for both financial reporting purposes and regulatory capital purposes.  The evaluation may result in the inclusion of a greater or lesser portion of the deferred tax asset in our regulatory capital calculation in future periods.

Fair Value Measurements.  We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Additionally, we may be required to record other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or writedowns of individual assets.  Further, we include in the notes to the consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used, and the related impact to income. Additionally, for financial instruments not recorded at fair value, we disclose the estimate of their fair value.

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a three-level hierarchy for disclosure of assets and liabilities recorded at fair value.  The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable.  Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels of inputs that are used to classify fair value measurements are as follows:

•
Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments generally include securities traded on active exchange markets, such as the New York Stock Exchange, as well as securities that are traded by dealers or brokers in active over-the-counter markets. Instruments we classify as Level 1 are instruments that have been priced directly from dealer trading desks and represent actual prices at which such securities have traded within active markets. Level 1 instruments also include commercial loans held for sale for which binding sales contracts have been entered into as of the balance sheet date.

•
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques, such as matrix pricing, for which all significant assumptions are observable in the market. Instruments we classify as Level 2 include securities that are valued based on pricing models that use relevant observable information generated by transactions that have occurred in the market place that involve similar securities. Level 2 instruments also include mortgage loans held for sale that are valued based on prices for other mortgage whole loans with similar characteristics and commercial loans held for sale that are based on independent collateral appraisals.

•
Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  When available, we use quoted market prices to measure fair value.  If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. Most of our financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded to our financial statements. However, in certain cases, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.

The degree of management judgment involved in determining the fair value of an instrument is dependent upon the availability of quoted market prices or observable market parameters. For instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. When significant adjustments are required to available observable inputs, it may be appropriate to utilize an estimate based primarily on unobservable inputs. When an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.

Significant judgment may be required to determine whether certain assets measured at fair value are included in Level 2 or Level 3. If fair value measurement is based upon recent observable market activity of such assets or comparable assets (other than forced or distressed transactions) that occur in sufficient volume and do not require significant adjustment using unobservable inputs, those assets are classified as Level 2. If not, they are classified as Level 3. Making this assessment requires significant judgment.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1st FINANCIAL SERVICES CORPORATION

 CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2009

1st FINANCIAL SERVICES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
1st Financial Services Corporation
Hendersonville, North Carolina

We have audited the accompanying consolidated balance sheets of 1st Financial Services Corporation and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and other comprehensive income (loss), and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Financial Services Corporation and Subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

CERTIFIED PUBLIC ACCOUNTANTS

Christiansburg, VA
April 4, 2011

1st Financial Services Corporation
Consolidated Balance Sheets
December 31, 2010 and 2009

(dollars in thousands)
	December 31
	2010	2009
Assets
Cash and noninterest-bearing bank deposits	$14,783	$10,202
Due from Federal Reserve Bank	36,140	111,595
Interest-bearing deposits with banks	6,475	33
Total cash and cash equivalents	57,398	121,830
Investment securities available for sale	130,414	94,330
Investment securities held to maturity (fair value of $2,742
at December 31, 2010 and $834 at December 31, 2009)	2,765	805
Restricted equity securities	5,516	5,987
Loans held for sale	11,026	5,719
Portfolio loans	486,195	553,013
Allowance for loan losses	(16,191)	(28,231)
Net portfolio loans	470,004	524,782
Bank-owned life insurance	12,517	12,055
Property and equipment, net	5,928	6,027
Accrued interest receivable	2,356	2,524
Investment in real estate partnership	6,356	6,667
Foreclosed real estate	7,314	1,667
Other assets	13,210	10,618
Total assets	$724,804	$793,011

Liabilities and Stockholders’ Equity
Liabilities
Demand deposits	$65,398	$63,547
NOW accounts	66,831	63,667
Savings deposits	111,553	88,454
Money market accounts	48,801	42,272
Time deposits under $100	200,061	213,115
Time deposits of $100 and greater	181,693	202,227
Total deposits	674,337	673,282

Federal funds purchased and securities sold under agreements to repurchase	704	1,270
Other borrowings	7,571	70,000
Accrued interest payable	1,865	2,257
Other liabilities	2,995	2,440
Total liabilities	687,472	749,249

Stockholders’ equity
Preferred stock, no par value. 10,000,000 shares authorized;
16,369 shares issued and outstanding at
December 31, 2010 and 2009	15,786	15,583
Common stock, $5.00 par value; 35,000,000 shares authorized;
5,097,058 and 5,010,117 shares issued and outstanding at
December 31, 2010 and 2009, respectively	25,485	25,050
Common stock warrant	1,016	1,016
Additional paid-in capital	17,533	17,804
Retained deficit	(21,563)	(15,648)
Accumulated other comprehensive loss	(925)	(43)
Total stockholders’ equity	37,332	43,762
Total liabilities and stockholders’ equity	$724,804	$793,011

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	For the Year
	2010	2009
(dollars in thousands, except per share data)

Interest income
Loans and fees on loans	$27,588	$31,076
Investment securities	2,884	2,547
Due from Federal Reserve Bank	208	78
Interest-earning deposits with banks	56	-
Federal funds sold	-	9
Total interest income	30,736	33,710
Interest expense
Deposits	9,868	10,852
Federal funds purchased and securities sold under
agreements to repurchase	8	14
Other borrowings	415	309
Total interest expense	10,291	11,175
Net interest income	20,445	22,535
Provision for loan losses	12,462	29,940
Net interest income (loss) after provision for loan losses	7,983	(7,405)
Noninterest income
Service charges on deposit accounts	2,251	2,162
Mortgage services revenue	2,365	1,720
Other service charges and fees	498	373
Increase in cash surrender value of life insurance	462	537
Gain on sale of investment securities, net	1,720	1,042
Loss on restricted equity security	-	(424)
Gain on sale of Small Business Administration loans	875	95
Other income	79	34
Total noninterest income	8,250	5,539
Noninterest expense
Salaries and employee benefits	11,065	9,713
Occupancy	1,914	1,551
Equipment	1,216	1,361
Advertising	488	620
Data processing and telecommunications	2,267	1,594
Deposit insurance premiums	2,222	1,653
Professional fees	876	1,171
Printing and supplies	257	288
Foreclosed real estate expense	2,313	1,442
Loss on sale of repossessed assets	9	427
Debt extinguishment	188	-
Other	2,242	2,252
Total noninterest expense	25,057	22,072
Loss before income tax benefit	(8,824)	(23,938)
Income tax benefit	(3,521)	(5,381)
Net loss	(5,303)	(18,557)
Accretion of preferred stock to redemption value	203	203
Dividends on preferred stock	821	821
Net loss available to common stockholders	$(6,327)	$(19,581)

Basic loss per share	$(1.25)	$(3.91)
Diluted loss per share	$(1.25)	$(3.91)
Basic weighted average shares outstanding	5,077,111	5,003,184
Diluted weighted average shares outstanding	5,077,111	5,003,184

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2010 and 2009

(dollars in thousands, except share data)
	Common Stock			Preferred Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Warrant	Shares	Amount				Total

Balance, December 31, 2008	4,997,027	$24,985	$1,016	16,369	$15,380	$17,778	$3,933	$(522)	$62,570
Issuance of common stock	13,090	65	-	-	-	(10)	-	-	55
Stock compensation expense	-	-	-	-	-	36	-	-	36
Preferred dividend	-	-	-	-	-	-	(821)	-	(821)
Accretion of preferred stock to redemption value	-	-	-	-	203	-	(203)	-	-
Comprehensive loss
Net loss	-	-	-	-	-	-	(18,557)	-	(18,557)
Net unrealized gain on investment securities available for sale, net of income taxes of $702	-	-	-	-	-	-	-	1,119	1,119
Reclassification adjustment for gains included in net income, net of income taxes of $(402)	-	-	-	-	-	-	-	(640)	(640)
Total comprehensive loss	-	-	-	-	-	-	-	-	(18,078)
Balance, December 31, 2009	5,010,117	$25,050	$1,016	16,369	$15,583	$17,804	$(15,648)	$(43)	$43,762
Issuance of common stock	86,941	435	-	-	-	(298)	-	-	137
Stock compensation expense	-	-	-	-	-	27	-	-	27
Preferred dividend	-	-	-	-	-	-	(409)	-	(409)
Accretion of preferred stock to redemption value	-	-	-	-	203	-	(203)	-	-
Comprehensive loss
Net loss	-	-	-	-	-	-	(5,303)	-	(5,303)
Net unrealized loss on investment securities available for sale, net of income taxes of $110	-	-	-	-	-	-	-	175	175
Reclassification adjustment for gains included in net income, net of income taxes of $(663)	-	-	-	-	-	-	-	(1,057)	(1,057)
Total comprehensive loss	-	-	-	-	-	-	-	-	(6,185)
Balance, December 31, 2010	5,097,058	$25,485	$1,016	16,369	$15,786	$17,533	$(21,563)	$(925)	$37,332

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	For the Year
(dollars in thousands)	2010	2009
Cash flows from operating activities
Net loss	$(5,303)	$(18,557)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	1,281	1,456
Provision for loan losses	12,462	29,940
Deferred income taxes	(2,227)	(4,083)
Amortization of premium on securities, net of discount accretion	1,394	883
Origination of available for sale loans	(118,401)	(112,328)
Proceeds from sales of available for sale loans	116,169	113,767
Net gains on sales of investment securities	(1,720)	(1,042)
Net gains on sales of Small Business Administration loans	(875)	(95)
Net gains on sales of available for sale loans	(3,075)	(1,763)
Net loss on sales of repossessed assets	9	427
Net loss on sale of foreclosed real estate	325	1,041
Net loss on sale/disposal of equipment	59	-
Stock compensation expense	108	36
Loss on restricted equity securities	-	424
Writedowns of foreclosed real estate	1,510	416
Increase in cash surrender value of bank owned life insurance	(462)	(537)
Changes in assets and liabilities:
Accrued interest receivable	168	614
Other assets	256	3,281
Accrued interest payable	(392)	(1,056)
Other liabilities	555	1,573
Net cash provided by operating activities	1,841	14,397
Cash flows from investing activities
Purchases of investment securities available for sale	(178,060)	(120,309)
Sales of investment securities available for sale	101,423	95,786
Maturities and calls of investment securities available for sale	39,441	17,407
Purchases of investment securities held to maturity	(2,012)	-
Maturities and calls of investment securities held to maturity	50	-
Purchases of restricted equity securities	-	(3,431)
Sales of restricted equity securities	471	2,160
Proceeds from sale of branch	4,512	-
Proceeds from sale of other real estate	3,764	873
Improvements to foreclosed assets	(361)	(97)
Net decrease (increase) in loans	32,234	1,706
Decrease in investment in real estate partnership	311	-
Purchases of property and equipment	(1,585)	(343)
Net cash provided by (used in) investing activities	188	(6,248)
Cash flows from financing activities
Proceeds from the issuance of common stock	56	55
Net increase (decrease) in deposits	(3,113)	82,268
Net increase (decrease) in securities sold under agreements
to repurchase and federal funds purchased	(566)	(102)
Proceeds from FHLB advances	-	70,000
Repayment of FHLB advances	(66,048)	(48,000)
Net increase in other borrowings	3,619	-
Dividends paid on preferred stock	(409)	(821)
Net cash provided by (used in) financing activities	(66,461)	103,400
Net increase (decrease) in cash and cash equivalents	(64,432)	111,549
Cash and cash equivalents, beginning of year	121,830	10,281
Cash and cash equivalents, end of year	$57,398	$121,830

Supplemental disclosure of cash flow information
Transfer of loans to foreclosed real estate	$10,885	$5,610
Transfer of loans to repossessed assets	72	60
Transfer of loans to investment in real estate partnership	-	6,667
Interest paid	10,683	12,231
Taxes paid	-	505

See accompanying notes to consolidated financial statements

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Note 1   -    Summary of Significant Accounting Policies

Business and Basis of Presentation

1st Financial Services Corporation (“1st Financial” or the “Company”), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is the parent company for Mountain 1st Bank & Trust Company (the “Bank”).  The Company  essentially has no other assets or liabilities other than its investment in the Bank.  Clear Focus Holdings LLC., is a wholly owned real estate holdings subsidiary of the Bank.  The Company’s business activity consists of directing the activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

The Bank is a federally insured non-member commercial bank, incorporated under the laws of North Carolina on April 30, 2004. The Bank commenced operations on May 14, 2004.  The Bank provides financial services through its branch network located in western North Carolina and operates under the banking laws of North Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation (FDIC).  The Bank competes with other financial institutions and numerous other non-financial services commercial entities offering financial services products.  The Bank is further subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.  The Bank’s customers are principally located in western North Carolina.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, the realization of the deferred tax asset, and the determination of the fair value of financial instruments.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term interest-bearing deposits and federal funds sold.  Cash and cash equivalents have maturities of three months or less.  Accordingly, the carrying amount of such instruments is considered to be a reasonable estimate of fair value.

Investment Securities

Management determines the appropriate classification of investment securities at the time of purchase.  Securities are classified as held to maturity when the Company has both the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost.  Securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.  Securities not classified as held to maturity or trading are classified as available for sale.  Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of stockholders’ equity.

The fair value of securities is based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

At December 31, 2010 and 2009, the Company had no trading assets.  At those dates, all of the Company’s investment securities were classified as available for sale or held to maturity.

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

Bank Owned Life Insurance

In December 2007, the Bank purchased $6.0 million in life insurance policies on certain key employees and in January 2008 purchased an additional $5.0 million.  These policies are recorded on the Company’s consolidated balance sheet at their cash surrender value, or the amount that can be realized, and any income from these policies and changes in the net cash surrender values are recorded in other noninterest income on the company’s consolidated statement of operations.

Loans Held for Sale

The Company originates single family, residential first mortgage loans on a pre-sold, flow basis.  Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors.  At closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms.  The Company recognizes certain origination and service release fees upon the sale, which are classified as mortgage services revenue in the consolidation statements of operations.

Loans

Loans are generally reported at their outstanding principal balances net of any unearned income, charge-offs, and unamortized deferred fees and costs on originated loans.  Unearned income, deferred fees and costs, and discounts and premiums are amortized to income over the contractual life of the loan.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Past due and delinquent status is based on contractual terms.  Interest on loans deemed past due continues to accrue until the loan is placed in nonaccrual status.

The accrual of interest is discontinued when it is determined there is a more than normal risk of future uncollectibility.  In most cases, loans are automatically placed in nonaccrual status by the loan system when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between the Company and the borrower.  The accrual of interest on some loans, however, may continue even after the loan becomes 90 days delinquent in special circumstances deemed appropriate by the Company.  Loans may be manually placed in nonaccrual status if it is determined that some factor other than delinquency (such as imminent foreclosure or bankruptcy proceedings) causes the Company to believe that more than a normal amount of risk exists with regard to collectability.  When the loan is placed in nonaccrual status, accrued interest receivable is reversed.  Thereafter, any cash payments received on the nonaccrual loan are applied as a principal reduction until the entire amortized cost has been recovered.  Any additional amounts received are reflected in interest income. Loans are returned to accrual status when the loan is brought current and ultimate collectability of principal and interest is no longer in doubt.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, a concession to the borrower is granted that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring.  The restructuring of a loan may include the transfer from the borrower to the Company of real estate, receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan, a modification of the loan terms, or a combination of the above. The accrual of interest continues on a troubled debt restructuring as long as the loan is performing in accordance with the restructured terms.

Nonrefundable fees and certain direct costs associated with the origination of loans are deferred and recognized as a yield adjustment over the contractual life of the related loans, or if the related loan is held for sale, until the loan is sold.  Recognition of deferred fees and costs is discontinued on nonaccrual loans until they return to accrual status or are charged-off.

Allowance for Loan Losses

The allowance for loan losses represents an amount that the Company believes will be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. Assessing the adequacy of the allowance for loan losses is a process requiring considerable judgment. Such judgment is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of the overall loan portfolio; economic conditions that may impact the overall loan portfolio or an individual borrower’s ability to repay; the amount and quality of collateral securing the loans; its historical loan loss experience; and borrower and collateral specific considerations for loans individually evaluated for impairment.

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents the Company’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance for loan losses is necessary to reserve for estimated probable loan losses inherent in the loan portfolio. The Company’s allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools, and specific loss allocations. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, potential problem loans, criticized loans, and loans charged-off or recovered, among other factors.

The level of the allowance for loan losses reflects the Company’s continuing evaluation of specific lending risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. Lending risks are driven primarily by the type of loans within the portfolio.

Portions of the allowance for loan losses may be allocated for specific loans. However, the entire allowance for loan losses is available for any loan that, in the Company’s judgment, should be charged-off. While the Company utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond its control, including the performance of the loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications and collateral valuation.

An allowance for loan losses on specific loans is recorded for an impaired loan when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Specific allowances for loans considered individually significant and that exhibit probable or observed weaknesses are determined by analyzing the borrower’s ability to repay amounts owed, guarantor support, collateral deficiencies, the relative risk rating of the loan, and economic conditions impacting the borrower’s industry, among other things.

The starting point for the general component of the allowance is the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual loan net charge-offs to the total population of loans in the pool. The Company uses a rolling eight-quarter look-back period when computing historical loss rates.

Historical loss percentages are adjusted for qualitative environmental factors derived from macroeconomic indicators and other factors.  Qualitative factors considered in the determination of the December 31, 2010 and 2009, allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development).  Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructuring loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons, and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

Loans identified as losses by management, internal loan review, and / or bank examiners are charged-off.  Each impaired loan is reviewed on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on an assessment of the status of the borrower and the underlying collateral. In general, for collateral dependent loans, any impairment is recorded as a charge-off unless the fair value was based on an internal valuation pending receipt of a third party appraisal or other extenuating circumstances. Consumer loan accounts are generally charged-off based on pre-defined past due time periods.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

A loan is considered impaired when full payment according to the terms of the loan agreement is not probable or when the terms of a loan are modified.  The ALLL related to loans that are deemed impaired is based on discounted cash flows using the loan’s initial effective interest rate, the loan’s observable market price, or the fair value of the collateral for collateral dependent loans.  At December 31, 2010, the Company had impaired loans of $88.7 million, which included $37.8 million in nonaccrual loans and $9.4 million in restructured loans.  At December 31, 2009, the Company had impaired loans of $81.1 million, which included $32.8 million in nonaccrual loans and restructured loans, which totaled $1.3 million.

Foreclosed Real Estate

Foreclosed real estate consists of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Foreclosed real estate is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure.  The initial recorded value may be subsequently reduced by additional write-downs which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value.  Costs related to the improvement of the property are capitalized, whereas those related to holding the property are expensed.  Such properties are held for sale and, accordingly, no depreciation or amortization expense is recognized.  As of December 31, 2010, the Company held $7.3 million of foreclosed real estate, compared to $1.7 million at December 31, 2009.  During 2010, a loan in which the Bank had a participating interest was transferred into a limited liability corporation for resolution by the lead bank.  The Bank’s carrying value in this investment was $1.3 million at December 31, 2010, and was included in the $7.3 million foreclosed real estate balance.

Reclassifications

Certain amounts in the 2009 consolidated financial statements were reclassified to conform to the 2010 presentation.  These reclassifications had no effect on shareholders’ equity or results of operations as previously presented.

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

In the event the future tax consequences of differences between the financial reporting base and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required.  A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Net Income (Loss) Per Share

Basic income (loss) per share represents the net income or loss available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For 2010, basic weighted average shares and diluted weighted average shares outstanding totaled 5,077,111, which resulted in basic earnings (loss) per share and diluted earnings (loss) per share of $(1.25).  For 2009, basic weighted average shares and diluted weighted average shares outstanding totaled 5,003,184 resulting in basis earnings (loss) per share and diluted earnings (loss) per share of $(3.91). No stock options or warrants were included in the computation for 2010 or 2009 as their effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) consists of unrealized gains and losses on investment securities available for sale, net of taxes.  Comprehensive income (loss) is presented in the statements of stockholders’ equity and comprehensive income (loss).

Stock Compensation

The Company’s stock option plans, which are stockholder-approved, provide for stock options to be granted primarily to directors, officers and other key associates.  Options granted under the 2004 Directors’ Stock Option Plan (the Directors Plan) are non-qualified stock options, while options granted under the 2004 Employee Stock Option Plan (the Employee Plan) may be either incentive stock options or non-qualified stock options.   In 2008, the Company’s stockholders approved the 2008 Omnibus Equity Plan (the Omnibus Plan), pursuant to which incentive stock options, non-qualified stock options, performance shares, stock appreciation rights and restricted stock may be granted to officers and employees of the Company and the Bank, and non-qualified stock options and restricted stock awards may be granted to directors of the Company and the Bank.

Stock option awards are granted with an exercise price equal to, or higher than, the market price of the Company’s shares at the date of grant.  Options vest ratably over a pre-determined period, generally five years, and expire after ten years from the date of grant, except that awards provide for accelerated vesting if there is a change in control, as defined in the stock option plan.  At December 31, 2010, no shares were available to be granted under the Directors Plan, 180,245 shares remained available for award under the Employee Plan, and 189,835 shares remained available for award under the Omnibus Plan.

The Company recognizes compensation costs related to share-based payment transactions over the period that an employee provides service in exchange for the award.  The fair value at the date of grant of the stock option is estimated using the Black-Scholes option-pricing model based on the following assumptions.  The dividend yield is based on estimated future dividend yields.  The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.  Expected volatilities are generally based on historical volatilities.  The expected term of share options granted is generally derived from historical experience.  Compensation expense is recognized on a straight-line basis over the stock option vesting period.

Management believes that the over-the-counter (OTC) quoted market prices of the Company’s stock do not reflect an accurate value of the stock since the stock is not traded in large volumes and the OTC bid and ask quotes are for very small share lots.  The Plans themselves contemplate that there is no efficient market unless the stock is listed on an exchange.  The Plans assign the responsibility to value the stock at each grant date to the Board of Directors, until such time the Company’s stock trades on a stock exchange.

Fair Valuation Measurements

The Company provides disclosures about the fair value of assets and liabilities recognized in the consolidated balance sheets in periods subsequent to initial recognition, including whether the measurements are made on a recurring basis (for example, investment securities available-for-sale) or on a nonrecurring basis (for example, impaired loans).

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Under the fair value hierarchy, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs are used to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets or liabilities;

•
Level 2 – observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Disclosures about the fair value of all financial instruments whether or not recognized in the consolidated balance sheets for which it is practicable to estimate that value are required. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. For additional information regarding fair value estimates and methodologies, see Note 21, Fair Value of Financial Instruments.

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

Risk and Uncertainties

In the normal course of business, the Company encounters two significant types of overall risk: economic and regulatory.  There are three main components of economic risk: credit risk, market risk, and concentration of credit risk.  Credit risk is the risk of default on the Company’s loan portfolios that results from borrowers’ inability or unwillingness to make contractually required payments, or default on repayment of investment securities.  Market risk includes primarily interest rate risk.  The Company is exposed to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets.  Market risk also reflects the risk of declines in the valuation of loans held for sale and in the value of the collateral underlying loans and the value of real estate held by the Company. Concentration of credit risk refers to the risk that, if the Company extends a significant portion of its total outstanding credit to borrowers in a specific geographical area or industry or on the security of a specific form of collateral, the Company may experience disproportionately high levels of default and losses if those borrowers, or the value of such type of collateral, is adversely impacted by economic or other factors that are particularly applicable to such borrowers or collateral.  Concentration of credit risk is also similarly applicable to the investment securities portfolio.

The Company and the Bank are subject to the regulations of various government agencies. These regulations can and do change significantly from period to period.  The Company and the Bank also undergo periodic examinations by regulatory agencies, which may subject them to changes with respect to asset valuations, amount of required allowance for loan loss, or operating restrictions.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions through our filing date for potential recognition or disclosure in the consolidated financial statements.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances, and settlements be provided in the Level 3 reconciliation.  The new disclosures for the Company have been reflected in Note 21 – Fair Value of Financial Instruments.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for a Securities and Exchange Commission filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s consolidated financial statements.

In July 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires a greater level of disaggregated information about the credit quality of loan and leases and the allowance for loan and lease losses. This ASU also requires additional disclosures related to past due information and credit quality indicators.  The Company adopted these disclosures in its consolidated financial statements for 2010. See Note 5 to the consolidated financial statements for the required disclosures.

In January 2011, the FASB has issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Note 2 -- Enforcement Actions

Consent Order.  During 2009, the FDIC conducted a periodic examination of the Bank.  As a consequence of this examination, effective February 25, 2010, the Bank entered into a Stipulation to the Issuance of a Consent Order (the Stipulation) agreeing to the issuance of a Consent Order (the Consent Order) with the FDIC and the North Carolina Commissioner of Banks (the Commissioner).

Although the Bank neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Consent Order, the Board of Directors or the Bank are required to:

•	enhance its supervision of the Bank’s activities.

•	assess the management team to ensure executive officers have the skills, training, abilities and experience needed.

•
develop and implement a plan for achieving and maintaining Tier 1 Capital of at least 8% of total assets, a Total Risk Based Capital Ratio of at least 12% and a fully funded allowance for loan and lease losses.

•	strengthen the Allowance policy of the Bank.

•	develop and implement a strategic plan.

•	not extend additional credit to any borrower who had a loan with the Bank that was charged off or who has a current loan that is classified “Loss” or “Doubtful”.

•	formulate a detailed plan to collect, charge off or improve the quality of each of its “Substandard” or “Doubtful” loans

•	reduce loans in excess of $250,000 and classified as “Substandard” or “Doubtful” in accordance with a schedule required by the supervisory authorities.

•	cause full implementation of its loan underwriting, loan administration, loan documentation and loan portfolio management policies.

•	adopt a loan review and grading system.

•	develop a plan to systematically reduce the concentration in a limited group of borrowers.

•	enhance its review of its liquidity and implement a liquidity contingency and asset/liability management plan.

•	implement a plan and 2010 budget designed to improve and sustain earnings.

•	implement internal routine and control policies addressing concerns to enhance its safe and sound operation.

•	implement a comprehensive internal audit program and cause an effective system of internal and external audits to be in place.

•	implement a policy for managing its “owned real estate”.

•	forebear from soliciting and accepting “brokered deposits” without approval.

•	limit growth to 10% per year.

•	not pay dividends without the prior approval.

•	implement policies to enhance the handling of transactions with officers and directors.

•	correct any violations of laws and regulations.

•	make quarterly progress reports.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

The foregoing description is a summary of the material terms of the Consent Order and is qualified in its entirety by reference to the Consent Order.  The Consent Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

The plans, policies and procedures which the Bank is required to prepare under the Consent Order are subject to approval by the supervisory authorities before implementation.  During the period a Consent Order, having the general provisions discussed above, is in effect, the financial institution is discouraged from requesting approval to either expand through acquisitions or open additional branches.  Accordingly, the Bank will defer pursuit of its strategy of expanding its current markets or entering into new markets through acquisition or branching until the Consent Order is terminated.

Written Agreement.  As a direct consequence of the issuance of the Consent Order and the requirement the Company serve as a source of strength for the Bank, the Company executed a written agreement (the Written Agreement) with the Federal Reserve Bank of Richmond (FRB), effective October 13, 2010.

Although the Company neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Written Agreement, which requires it to undertake a number of actions, including, among other things that 1st Financial or its Board of Directors shall:

•	take appropriate steps to fully utilize 1st Financial’s financial and managerial resources, to serve as a source of strength to the Bank.

•	not declare or pay any dividends without approval.

•	not directly or indirectly take dividends from the Bank without approval.

•
not, directly or indirectly, incur, increase, or guarantee any debt without approval not, directly or indirectly, purchase or redeem any shares of its stock submit a written plan to maintain sufficient capital .

•
comply with the notice provisions of the Federal Deposit Insurance Act and Regulation Y of the Board of Governors of the Federal Reserve System related to changes in executive officers and compensation matters.

•	submit a written capital plan that is acceptable to the Federal Reserve Bank, implement the approved plan, and thereafter fully comply with it.

The Company and the Bank have taken and continue to take prompt and aggressive actions to respond to the issues raised in the Consent Order and the Written Agreement, as discussed in Item 7 of the 2010 Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Note 3   - Restrictions on Cash

The Company is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Company or on deposit with the Federal Reserve Bank. All required reserves at December 31, 2010 and 2009 were met by the Company’s vault cash.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Note 4   - Investment Securities

The Company maintains a portfolio of investment securities as part of its asset/liability and liquidity management program, which emphasizes effective yields and maturities to match its funding needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet liquidity and interest-rate sensitivity needs for the Company.

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities. Investments in available-for-sale securities are as follows:

Available-for-Sale Securities
(in thousands)	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$5,392	$2	$71	$5,323
Government sponsored enterprises	45,026	62	1,049	44,039
Mortgage-backed securities	81,501	387	836	81,052
Total	$131,919	$451	$1,956	$130,414

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$26,902	$1	$307	$26,596
Government sponsored enterprises	500	2	-	502
Mortgage-backed securities	66,993	480	241	67,232
Total	$94,395	$483	$548	$94,330

Held-to-maturity securities are bonds, notes and debentures, for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity or call date. Investments in held-to-maturity securities are as follows:

Held-to-Maturity Securities
(in thousands)	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

States and political subdivisions	$2,765	$43	$66	$2,742
Total	$2,765	$43	$66	$2,742

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

States and political subdivisions	$805	$29	$-	$834
Total	$805	$29	$-	$834

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Unrealized gains and losses on available-for-sale securities are reported net of tax as a separate component of stockholder's equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the effective interest rate method over the period to maturity or call date.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. For 2010, the Company experienced no declines in the value of securities that were considered to be other than temporary in nature.

The following tables detail the gross unrealized losses and related fair values in the Company's available-for-sale and held-to-maturity investment securities. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position.

Temporarily Impaired Available-for-Sale Securities
(in thousands)
	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U. S. Government agencies	$-	$-	$4,557	$71	$4,557	$71
Government sponsored enterprises	28,218	1,049	-	-	28,218	1,049
Mortgage-backed securities	41,528	836	-	-	41,528	836
Total	$69,746	$1,885	$4,557	$71	$74,303	$1,956

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U. S. Government agencies	$13,899	$88	$11,435	$219	$25,334	$307
Mortgage-backed securities	25,180	235	609	6	25,789	241
Total	$39,079	$323	$12,044	$225	$51,123	$548

Temporarily Impaired Held-to-Maturity Securities
(in thousands)
	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$1,946	$66	$-	$-	$1,946	$66
Total	$1,946	$66	$-	$-	$1,946	$66

There were no held-to-maturity securities in an unrealized loss position at December 31, 2009.

A total of seven individual available-for-sale securities were in a continuous loss position for 12 months or more at December 31, 2010.  The Company has the intent and ability to hold these securities until such time as the value recovers or the security matures.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

The aggregate amortized cost and fair value of investment securities available for sale at December 31, 2010, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

(in thousands)
	December 31, 2010
	Amortized	Fair
	Cost	Value
U.S. Government agencies
Due within 1 year	$-	$-
Due after 1 year through 5 years	555	555
Due after 5 years through 10 years	1,160	1,157
Due after 10 years	3,677	3,611
Government-sponsored enterprises
Due within 1 year	-	-
Due after 1 year through 5 years	3,998	4,008
Due after 5 years through 10 years	28,038	27,576
Due after 10 years	12,990	12,455
Mortgage-backed securities	81,501	81,052
Total	$131,919	$130,414

Proceeds from sales of investment securities available for sale were $101.4 million and $95.8 million for 2010 and 2009, respectively.  Gross realized gains from the sales of investment securities available for sale for 2010 and 2009 were $1,722,000 and $1,142,000, respectively.  Gross realized losses for 2010 and 2009 were $2,000 and $100,000, respectively.

Investment securities with an amortized cost of $9.8 million and a fair value of $9.7 million were pledged as collateral for securities sold under agreements to repurchase and other banking purposes at December 31, 2010.

Note 5   - Loans

Following is a summary of loans, excluding loans held for sale, at December 31, 2010 and 2009.

(in thousands)
	December 31
	2010	2009

Real estate:
Construction and development	$114,532	$150,163
1-4 family residential	120,217	118,321
Multifamily	6,417	7,410
Farmland	965	-
Nonfarm, nonresidential	173,326	194,337
Total real estate loans	415,457	470,231
Commercial and industrial loans	66,254	76,992
Consumer	4,484	5,790
	486,195	553,013
Allowance for loan losses	(16,191)	(28,231)
Total	$470,004	$524,782

At December 31, 2010, the Company had $37.8 million in nonaccruing loans, compared to $32.8 million at December 31, 2009.  The foregone interest associated with these loans, which averaged $32.0 million and $24.5 million for 2010 and 2009, respectively, totaled $1.7 million for 2010, compared to $1.3 million for 2009.

Credit Quality Indicators.  As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in the State of North Carolina.

The Company uses a risk grading matrix to assign a risk grade to each of its commercial loans.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of the nine risk grades is as follows:

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

•
Rating 1 –Extremely Low Risk.  Low Risk Assets are of the highest quality with an unquestioned capacity for repayment.  These borrowers are generally international, national, or regional in scope and the debt rating, if available, is AAA  (S&P) or Aaa (Moody’s).  The borrower has ready access to all public financing markets.  Management has a demonstrated successful track record and a succession plan is in place for highly qualified replacements.  Financial statements are audited without qualification by reputable CPA firms.  Loans are also considered extremely low risk prime when the collateral consists of properly margined Bank CDs and shorter-term U.S. government securities.

•
Rating 2 -Minimal Risk.  Minimal Risk Assets have a history of consistently superior earnings and cash flow.  Very strong liquidity, and low leverage.  The balance sheet is well capitalized and the secondary source of repayment is well defined and of unquestioned quality.  These borrowers also have ready access to all public finance markets as evidenced by debt ratings, if available, of AA (S&P) or Aaa (Moody’s).  These assets can also be those secured by properly margined long term U.S. government bonds.

•
Rating 3 –Moderate Risk.   Moderate Risk Assets have consistently satisfactory earnings and cash flow.  They possess no disclosed weaknesses; however, financial analysis reveals factors such as leverage, liquidity, or debt service to be less than optimal or susceptible to changes in the business cycle.  Access to other financing sources exists and private placement may be possible.  Unqualified audited statements are preferred; however reviewed statements are also acceptable.  The borrower may not be able to survive a significant downturn; however, the debt is supported by high quality unrestricted liquid collateral.

•
Rating 4 –Satisfactory Risk.  Satisfactory Risk Assets possess adequate earnings, cash flow, leverage, and capital when compared to their industry.  Debt service does not place an undue strain on the business.  The borrower is not strong enough to sustain major financial setbacks.  The asset has a readily apparent weakness such as being relatively new, new management with an unproven track record, low liquidity or equity, volatile profitability and cash flow.  Guarantor(s) and collateral that provide an acceptable and readily quantifiable secondary source of repayment always support these assets.

•
Rating 5 –Acceptable Risk – “Management Watch.”   Acceptable Risk Assets are those that warrant closer than normal attention due to adverse conditions affecting the borrower, the borrowers industry, or the general economic environment.  Above average risk is reflected through erratic earnings and cash flow, inconsistent debt service coverage, or strained liquidity or leverage.  Uncertain events may have taken place such as unanticipated management changes or pending litigation that could have a significant negative impact.  Collateral and/or guarantor(s) adequately protect these assets.

•
Rating 6 –Special Mention.  A Special Mention Asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

•
Rating 7 –Substandard .   Loans with a well-defined weakness, some loss may be possible, though not anticipated.  A Substandard Asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

•
Rating 8 –Doubtful.  A Doubtful Asset has all the weaknesses inherent in an asset classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.   Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.   A substandard credit with 50 percent or more liquidated collateral value shortfall would generally be considered doubtful, unless other substantive credit factors justified otherwise.

•
Rating 9 –Loss.  Assets classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.  Losses are taken in the period in which they determined to be uncollectible.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Commercial loans with a risk rating of 1 through 5 are classified as "pass" rated credits in the following tables. Nonrated consumer loans are also classified as "pass." The following is a summary of information pertaining to credit quality.

Loan Analysis by Credit Quality Indicators
(in thousands)
	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Construction and development	$66,075	$9,033	$38,115	$1,309	$-	$114,532
1-4 family residential	101,321	1,491	14,517	2,888	-	120,217
Multifamily	6,417	-	-	-	-	6,417
Farmland	965	-	-	-	-	965
Nonfarm, non residential	137,252	11,888	23,457	729	-	173,326
Total real estate loans	312,030	22,412	76,089	4,926	-	415,457
Commercial and industrial	53,243	6,215	3,178	3,618	-	66,254
Consumer	4,480	-	4	-	-	4,484
Total loans	$369,753	$28,627	$79,271	$8,544	$-	$486,195

	December 31, 2009
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Construction and development	$83,182	$10,337	$41,793	$14,851	$-	$150,163
1-4 family residential	98,582	2,594	14,833	2,312	-	118,321
Multifamily	6,066	-	1,344	-	-	7,410
Farmland	-	-	-	-	-	-
Nonfarm, non residential	168,820	4,548	20,091	878	-	194,337
Total real estate loans	356,650	17,479	78,061	18,041	-	470,231
Commercial and industrial	64,075	5,187	7,646	84	-	76,992
Consumer	5,568	72	51	99	-	5,790
Total loans	$426,293	$22,738	$85,758	$18,224	$-	$553,013

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

The following is a summary loan aging analysis.

Loan Aging Analysis
(in thousands)

	December 31. 2010
	Past Due and Accruing				Total Past Due and
	30-59 Days	60-89 Days	90 or More Days	Nonaccrual	Nonaccrual	Current	Total Loans

Construction and development	$186	$-	$-	$12,487	$12,673	$101,859	$114,532
1-4 family residential	2,021	608	5	11,042	13,676	106,541	120,217
Multifamily	-	-	-	-	-	6,417	6,417
Farmland	-	-	-	-	-	965	965
Nonfarm, non residential	1,467	532	-	8,285	10,284	163,042	173,326
Total real estate loans	3,674	1,140	5	31,814	36,633	378,824	415,457
Commercial and industrial	640	1,747	-	5,966	8,353	57,901	66,254
Consumer	31	15	-	19	65	4,419	4,484
Total loans	$4,345	$2,902	$5	$37,799	$45,051	$441,144	$486,195

	December 31. 2009
	Past Due and Accruing				Total Past Due and
	30-59 Days	60-89 Days	90 or More Days	Nonaccrual	Nonaccrual	Current	Total Loans

Construction and development	$481	$526	$-	$18,862	$19,869	$130,294	$150,163
1-4 family residential	1,792	122	-	7,202	9,116	109,205	118,321
Multifamily	-	-	-	-	-	7,410	7,410
Farmland	-	-	-	-	-	-	-
Nonfarm, non residential	1,229	-	-	5,362	6,591	187,746	194,337
Total real estate loans	3,502	648	-	31,426	35,576	434,655	470,231
Commercial and industrial	188	435	-	1,240	1,863	75,129	76,992
Consumer	36	-	-	126	162	5,628	5,790
Total loans	$3,726	$1,083	$-	$32,792	$37,601	$515,412	$553,013

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes information relative to impaired loans.

Impaired Loan Schedule
(in thousands)
	December 31, 2010
	Construction and	1-4 Family	Nonfarm	Commercial
	Development	Residential	Nonresidential	and Industrial	Consumer	Total

With no related allowance recorded
Recorded investment	$16,972	$5,455	$17,047	$4,896	$4	$44,374
Unpaid principal balance	17,149	5,481	17,349	7,733	4	47,716
Related allowance	-	-	-	-	-	-
Average recorded investment	17,502	5,441	17,215	6,491	5	46,654
Interest income recognized	974	266	892	166	1	2,299
With an allowance recorded
Recorded investment	$22,872	$12,928	$6,942	$1,597	$-	$44,339
Unpaid principal balance	24,172	14,905	7,097	1,627	-	47,801
Related allowance	6,849	3,496	1,206	596	-	12,147
Average recorded investment	21,533	13,925	6,956	1,814	-	44,228
Interest income recognized	886	395	316	66	-	1,663
Total
Recorded investment	$39,844	$18,383	$23,989	$6,493	$4	$88,713
Unpaid principal balance	41,321	20,386	24,446	9,360	4	95,517
Related allowance	6,849	3,496	1,206	596	-	12,147
Average recorded investment	39,035	19,366	24,171	8,305	5	90,882
Interest income recognized	1,860	661	1,208	232	1	3,962

Note 6 – Foreclosed Real Estate

The following table summarizes the activity in foreclosed real estate for the years ended December 31, 2010 and 2009.

(in thousands)	For the Year
	2010	2009
Balance at beginning of year	$1,665	$645
Additions	11,503	5,231
Sales	(4,344)	(3,790)
Write-downs	(1,510)	(421)
Balance at end of year	$7,314	$1,665

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Note 7 - Restricted Equity Securities

The Bank, as a member institution is required to own stock in the Federal Home Loan Bank of Atlanta (FHLB).  No ready market exists for this stock and it has no quoted market value, however, redemption of this stock has historically been at par.  At December 31, 2010, the Bank owned $3,951,500 in FHLB stock, compared to $4,422,900 at December 31, 2009.  Also included in restricted equity securities at December 31, 2010 and  2009 is an investment in Capital South Partners, LLC (a Small Business Investment Corporation) of $962,500, an investment in the Senior Housing Crime Prevention Fund of $500,000, and an investment in Pacific Coast Bankers Bank stock of $102,000.

During 2009, the Bank recognized $424,000 of other-than-temporary impairment losses on an equity investment in its then current primary correspondent, Silverton Bank.

Note 8 - Investment in Real Estate Partnership

During 2009, the Bank entered into a real estate partnership with a third party.  The Bank contributed two nonperforming loans with an aggregate principal amount outstanding of $6.7 million to the partnership, while the other partners contributed cash sufficient to carry the property operating costs for an extended period of time, and professional real estate development experience.  The substance of the partnership is it is designed to hold the real estate until such time as the market values return to normalized levels at which point it is anticipated that the property will be marketed by seasoned real estate developers with the proceeds of the sale being distributed based on contractual formulas to members of the LLC.  During 2010, the Bank received $311,000 as reduction of principal from the sale of a sub-parcel of one of the two properties.  As of December 31, 2010 and 2009, the Bank’s investment in the real estate partnership was $6.4 million and $6.7 million, respectively.

Note 9 - Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows:

(in thousands)
	For the Year
	2010	2009
Beginning balance	$28,231	$9,013
Provision for loan losses charged to expense	12,462	29,940
Charge-offs	(25,228)	(10,987)
Recoveries	726	265
Ending balance	$16,191	$28,231

Note 10 - Property and Equipment

The components of property and equipment and accumulated depreciation are as follows:

(in thousands)
	December 31
	2010	2009
Premises:
Land	$813	$275
Buildings	1,599	597
Leasehold improvements	2,783	3,361
Furniture and fixtures	3,944	4,098
Computer and telecom equipment and software	2,520	2,525
Other	26	26
Property and equipment, total	11,685	10,882
Less accumulated depreciation	(5,757)	(4,855)
Property and equipment	$5,928	$6,027

Depreciation was $1.3 million and $1.5 million for 2010 and 2009, respectively.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Note 11 - Time Deposits

Time deposits totaled $381.8 million at December 31, 2010, compared to $415.3 million at December 31, 2009.  Of that total, time deposits in denominations of $100,000 or more were $181.7 million and $202.2 million at December 31, 2010 and 2009, respectively.  Interest expense on deposits of $100,000 or more aggregated $4.0 million and $4.8 million for 2010 and 2009, respectively.  Time deposits maturing subsequent to December 31, 2010, are as follows:

(in thousands)
Maturing in	Amount
2011	$349,409
2012	15,303
2013	8,824
2014	3,673
2015	4,545
$381,754

Note 12 – Borrowings

At December 31, 2010, the Company’s borrowings consisted of $4.0 million in advances from the FHLB, and securities sold under agreements to repurchase of $704,000. In addition, there was $3.6 million of SBA loans sold in the fourth quarter of 2010, accounted for as secured borrowings at December 31, 2010. At December 31, 2009, the Company’s borrowings consisted of $70.0 million in FHLB advances and securities sold under agreements to repurchase of $1.3 million.  Additional information on borrowings as of December 31, 2010 and 2009 is summarized below.

(dollars in thousands)
	2010	2009

Outstanding balance at December 31	$8,275	$71,270

Year-end weighted-average rate	0.43%	1.01%

Daily average balance outstanding during the year	$47,713	$64,523

Weighted-average rate for the period	0.89%	0.50%

Maximum outstanding at any month-end during the year	$71,286	$112,029

The FHLB  advance outstanding at December 31, 2010, has a maturity date of October 2012 and is subject to quarterly repricing at the option of the FHLB.  The remainder of the borrowings mature within 90 days.  A portion of the Company’s borrowings are collateralized by investment securities as described in Note 4.

As of December 31, 2010, the Company had lines of credit from unrelated banks totaling $17.0 million.  These lines of credit, which are at the lender’s discretion and may be canceled at any time, are available on a one-day basis and are secured by investment securities.  As of December 31, 2010, the Company had no outstanding balances on these lines.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Note 13  -  Leases

As of December 31, 2010, the Company leases office space under non-cancelable operating leases.  Future minimum lease payments required under the leases are as follows:

(in thousands)
For the
Year	Amount
2011	$658
2012	579
2013	562
2014	505
2015	197
Thereafter	374
$2,875

The leases contain options for renewals after the expiration of the current lease terms.  The cost of such renewals is not included above. Total rent expense for 2010 and 2009 was $979,000 and $775,000, respectively.

During the fourth quarter of 2010, the Company announced the decision to close two of its branches in February 2011.  In conjunction with its decision, the Company expensed in 2010 the remaining carrying value of the leasehold improvements totaling $62,000 and the remaining obligations under the leases of $169,000, of which both costs are included in occupancy expense in the consolidated statements of operations.

Note 14  –  Income Taxes

The following tables present the Company’s current and deferred income tax provision (benefit) at the end of 2010 and 2009.

The components of income tax benefit are as follows:

(in thousands)
	Current	Deferred	Total

For the Year 2010
Federal	$(1,066)	$(1,828)	$(2,894)
State	(228)	(399)	(627)
	$(1,294)	$(2,227)	$(3,521)

For the Year 2009
Federal	$(1,070)	$(3,352)	$(4,422)
State	(228)	(731)	(959)
	$(1,298)	$(4,083)	$(5,381)

Reconciliation between the income tax benefit and the amount computed by applying the statutory federal income tax rate of 34% to loss before income tax benefit is as follows:

(in thousands)
	For the Year
	2010	2009

Tax benefit at statutory federal rate	$(3,000)	$(8,139)
State income tax benefit, net of federal expense before valuation allowance	(414)	(1,093)
Nondeductible employee stock compensation	9	12
Deferred tax asset valuation allowance change, net	-	4,023
Cash surrender value of life insurance	(157)	(183)
Other	41	(1)
Income tax benefit	$(3,521)	$(5,381)

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

The significant components of deferred tax assets and liabilities are summarized as follows:

(in thousands)
	December 31
	2010	2009
Deferred tax assets
Allowance for loan losses	$4,556	$10,723
Pre-opening expenses	12	13
Nonqualified stock compensation	575	575
Unrealized losses on securities available for sale	580	22
Foreclosed real estate	736	142
Net operating loss carryforward	7,348	-
Credits	161	-
Capital loss carryforward	116	140
Other	320	280
Deferred loan costs, net	217	127
Deferred tax asset, gross	14,621	12,022
Valuation allowance	(4,023)	(4,023)
Deferred tax asset, net of valuation allowance	10,598	7,999

Deferred tax liabilities
Depreciation	525	711
Deferred tax liabilities, gross	525	711
Deferred tax asset, net	$10,073	$7,288

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  During 2009, in consideration of uncertainties regarding the timing of improvements in current economic conditions, management provided allowances of $4.0 million to reflect its estimate of net realizable value as of the financial statement date.  As of December 31, 2010, management determined based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations and available tax planning strategies, it was more likely than not that all assets, net of the $4.0 million allowance, would be realized.

Pursuant to accounting pronouncement ASC 740-10, the Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns.  Based on its evaluation of these tax positions for its open tax years, the Company has not recorded any tax liability or uncertain tax positions as of December 31, 2010 and 2009. Federal tax returns have been examined by the Internal Revenue Service through 2008.

Note 15 – Retirement Plans

The Company has a 401(k)/Profit Sharing Plan (401(k) Plan), which is available to all full-time employees and part-time employees working more than 1,000 hours per year.  The 401(k) Plan provides that employee contributions are matched in an amount equal to 100% of employee contributions, which do not exceed 3% of compensation and 50% of employee contributions over 3% and up to 5% of compensation.  Both employee contributions and the initial 3% Company matching contribution under the 401(k) Plan are 100% vested at all times.  The additional 2% match under the 401(k) Plan, as well as any discretionary Company contributions under the Profit Sharing Plan, are fully vested after three years.  Matching contributions under the 401(k) Plan totaled $231,000 and $216,000 for 2010 and 2009, respectively. There were no discretionary contributions made in 2010 or 2009.

The Company also has a Supplemental Executive Retirement Plan, which provides certain officers of the Company post-retirement cash payments for 15 years following their normal retirement age, stated to be 62.  Expense related to this Plan totaled $249,000 and $353,000 for 2010 and 2009, respectively.  At December 31, 2010 and 2009, the Company had accrued liabilities of $914,000 and $666,000, respectively, related to this Plan.  The discount rate used by the Company to determine the present value of the normal retirement benefit was 6.00% at December 31, 2010 and 2009.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Note 16  –  Stock Based Compensation

Stock Option Plans

The Employee Stock Option Plan and the Director Stock Option Plan provide up to 497,110 shares (adjusted for all stock splits) of the Company’s common stock may be issued under each of these plans for a combined total of 994,220 shares.  Options granted under the Employee Stock Option Plan and the Director Stock Option Plan may be vested immediately and expire no more than 10 years from date of grant. The exercise price for any options granted under these plans is set by the Board of Directors at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split).  No options were granted under the Director Stock Option Plan in 2010 or 2009. During 2010, no options were granted under the Employee Stock Option Plan.  During 2009, 15,000 options were granted under the Employee Stock Option Plan at a market price of $5.52 with the following assumptions: expected volatility of 32.95%; dividend yield of 0; risk-free interest rate of 2.70%; and expected life of 10 years.  Forfeited options totaled 81,212 and 36,327 for 2010 and 2009, respectively.  The total number of options outstanding at December 31, 2010 under each Plan was 497,110 in the Director Stock Option Plan and 288,933 in the Employee Stock Option Plan.

The Company recognized $27,000 and $28,000 in stock compensation expense in 2010 and 2009, respectively, related to the vesting of stock options. It is the Company’s policy to issue shares to satisfy option exercises.  There were no options exercised during 2010 or 2009.  As of December 31, 2010, there was $9,620 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 0.35 years. There is no intrinsic value in these stock options as December 31, 2010, as the exercise prices are greater than the last traded price of the Company's common stock.

A summary of the activity in the Company’s Stock Option Plans and related information for 2010 and 2009 is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	Outstanding	Price	Outstanding	Price

At December 31, 2008	888,582	$8.58	871,082	$8.43
Options granted	15,000	5.52	-	-
Options vested	-	-	4,500	17.73
Restricted stock grants	-	-	-	-
Options forfeited	(36,327)	10.97	(36,327)	10.97
At December 31, 2009	867,255	8.43	839,255	8.37
Options granted	-	-	-	-
Options vested	-	-	2,000	9.90
Restricted stock grants	-	-	-	-
Options forfeited	(81,212)	9.88	(61,212)
At December 31, 2010	786,043	$8.42	780,043	$8.41

Additional information concerning the Company’s Plans as of December 31, 2010 is as follows:

(dollars in thousands)
				Weighted Average
			Average	Remaining
	Number	Number	Intrinsic	Contractual Life
Exercise Price	Outstanding	Exercisable	Value (1)	(in Years)

$5.63	502,820	502,820	$-	3.49
9.90	10,000	4,000	-	7.49
13.31	254,917	254,917	-	4.75
14.08	12,056	12,056	-	4.49
$20.60	6,250	6,250	-	4.92
Total	786,043	780,043	$-	3.97

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Service-Based Awards

In 2008, the Company’s stockholders approved the Omnibus Plan, pursuant to which incentive stock options, nonqualified stock options, performance shares, stock appreciation rights, and restricted stock may be granted to officers and employees of the Company and the Bank, and nonqualified stock options and restricted stock awards may be granted to directors of the Company and the Bank.  An additional 250,000 shares of the Company’s common stock was reserved and made available for awards under the Omnibus Plan.  The shares granted generally vest ratably over a period of three or five years.

Nonvested share activity under the Plan for 2010 and 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2008	-	$-
Granted	10,000	5.52
Vested	-	-
Outstanding at December 31, 2009	10,000	5.52
Granted	50,165	2.14
Vested	(2,000)	5.52
Outstanding at December 31, 2010	58,165	$2.60

Compensation expense recognized for nonvested service-based shares during 2010 and 2009, totaled $81,000 and $19,000, respectively. The shares issued vest ratably over three-to-five years. As of December 31, 2010, there was $76,060 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under than Plan. This cost is expected to be recognized over a remaining weighted-average period of 0.46 years.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Note 17 – Contingent Liabilities, Commitments and Uncertainties

Litigation

In the normal course of business, the Company is often involved in various legal proceedings.  Management believes any liability resulting from such proceedings will not be material to the consolidated financial statements.

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

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operation restrictions, resulting from the regulators’ judgments based on information available to them at the time of their examination. See Note 2 - Enforcement Actions for discussion of the Consent Order and the Written Agreement entered into by the Bank and the Company, respectively, during 2010.

Financial Instruments with Off-Balance-Sheet-Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Company’s commitments are as follows:

(in thousands)
	December 31
	2010	2009
Commitments to extend credit	$57,061	$66,582
Standby letters of credit	1,328	3,301
Total	$58,389	$69,883

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

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

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

Recently, banking regulators have raised concern and have heightened regulatory scrutiny regarding loan portfolios with concentrations of loans collateralized by real estate, particularly commercial real estate (CRE).  They have defined CRE to include construction loans, acquisition and development loans, loans collateralized with tracts of raw land for speculative purposes, any sort of commercial premise unless it is owner occupied and a number of other subcategories. Slightly more than 85% of the Bank’s loan portfolio is collateralized by real estate.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (LTV).  Regulatory guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital.  These types of loans totaled $36.5 million at December 31, 2010, representing approximately 95% of the Company’s total risk-based capital.

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

Note 18 –  Stockholders’ Equity

Preferred Stock

In November 2008, under the U.S. Department of the Treasury (Treasury) TARP Capital Purchase Program (CPP), 1st Financial issued to the Treasury 16,369 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock), and a 10-year warrant to purchase up to 276,815 shares of common stock at an exercise price of $8.87 per share (Warrant), for aggregate proceeds of $16,369,000. The allocated carrying values of the Warrant and the Preferred Stock on the date of issuance (based on their relative fair values) were $1,016,000 and $15,353,000, respectively.  Cumulative dividends on the Preferred Stock are payable at 5% per annum through November 14, 2013, and at a rate of 9% per annum thereafter.  The Preferred Stock will be accreted to the redemption price of $16,369,000 over five years.  The Warrant is exercisable at any time until November 14, 2018, and the number of shares of common stock underlying the Warrant and the exercise price are subject to adjustment for certain dilutive events.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Each share of Preferred Stock issued and outstanding has a liquidation preference of $1,000 and is redeemable at the Company’s option, subject to the approval of the Federal Reserve Board, at a redemption price equal to $1,000 plus accrued and unpaid dividends.

The Preferred Stock has a preference over the Company’s common stock upon liquidation.  Dividends on the Preferred Stock, if declared, are payable quarterly in arrears.  The Company’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event the Company fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.  In addition, pursuant to the Treasury’s CPP, until at the earliest of November 14, 2011, or the redemption of all of the Preferred Stock or transfer by the Treasury of all of the Preferred Stock to third parties, the Company must obtain the consent of the Treasury to raise its common stock dividend or to repurchase any shares of common stock or other preferred stock, with certain exceptions.

Due to insufficient funding at the holding company level and restrictions placed on it under the Consent Order and the Written Agreement the Company has deferred the payment of the last three quarterly dividends on the Preferred Stock, with the total amount deferred equaling $614,000 as of December 31, 2010.  Until the Company pays in full, these deferred Preferred Stock dividends, no dividends may be paid on the common stock.

Restriction on Dividends

As a North Carolina banking corporation, the Company may pay cash dividends only out of undivided profits as determined pursuant to North Carolina banking laws.  However, regulatory authorities may limit payment of dividends when it is determined that such a limitation is in the public interest and is necessary to ensure a bank’s financial soundness.

As discussed in Note 2, the Bank and the Company are restricted from paying dividends without the approval of the banking regulators.

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

As of December 31, 2010, the most recent notification from the Bank’s primary regulator categorized the Bank as “adequately-capitalized” under the regulatory framework for prompt corrective action.  Since that date, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

The table below summarizes the Company and the Bank’s capital ratios at December 31, 2010 and 2009.

(dollars in thousands)
					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total Capital (to Risk-weighted Assets)
Company	$38,410	8.04%	$38,242	8.00%	n/a	n/a
Bank	38,397	8.03%	38,237	8.00%	$47,796	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$32,308	6.76%	$19,121	4.00%	n/a	n/a
Bank	32,297	6.76%	19,119	4.00%	$28,679	6.00%
Tier I Capital (to Average Assets)
Company	$32,308	4.30%	$30,060	4.00%	n/a	n/a
Bank	32,297	4.30%	30,057	4.00%	$37,571	5.00%

As of December 31, 2009
Total Capital (to Risk-weighted Assets)
Company	$45,823	9.00%	$40,717	8.00%	n/a	n/a
Bank	45,283	8.90%	40,715	8.00%	$50,894	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$39,191	7.70%	$20,359	4.00%	n/a	n/a
Bank	38,651	7.59%	20,358	4.00%	$30,537	6.00%
Tier I Capital (to Average Assets)
Company	$39,191	4.80%	$32,654	4.00%	n/a	n/a
Bank	38,651	4.73%	32,654	4.00%	$40,818	5.00%

Note 19 – Employee Stock Purchase Plan

During 2008, the Board of Directors and Stockholders approved a ten year non-compensatory Employee Stock Purchase Plan for the benefit of officers and employees of the bank. Beginning January 1, 2009, officers and employees were allowed to have the Company make payroll withholdings for the purpose of buying Company stock.

The purchase price is 95 percent of the closing quoted market price of the last business day of the quarter.  Shares for the quarter are purchased during the first month of the following quarter.  During 2010, the Company issued 26,775 shares under this plan.

The cost to administer this plan was $2,250 and $3,000 in 2010 and 2009, respectively.  The plan was terminated in October of 2010.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Note 20 - Related Party Transactions

The Company has deposit and loan relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated.  Deposits held at the Bank by directors, executive officers and their associated companies were $2.0 million and $4.2 million at December 31, 2010 and 2009, respectively.  The following is a reconciliation of loans directly outstanding to executive officers, directors and their affiliates.

(in thousands)
	December 31
	2010	2009
Balance at beginning of year	$24,969	$26,512
New loans and advances	4,102	5,175
Repayments	(9,500)	(6,668)
Relationship changes	-	(50)
Balance at end of year	$19,571	$24,969

The Company also enters into other transactions in the ordinary course of business with affiliates.  The following transactions were entered into with affiliates.

The Company leased the site for its Fletcher branch from a company owned by a director of the Company.  The initial lease term was ten years, with options to renew the lease for up to three successive five-year renewal terms.  The terms of the lease called for a $3,200 per month rental payment during the first five years of the initial term.  Payments for each successive five year term may be adjusted by the aggregate increase in the Chained Consumer Price Index for all Urban Consumers during the previous five years.  Rental payments during each renewal term will not exceed 118% of the monthly rental amount of the original five year term and increases in the amount of the subsequent renewal terms will not exceed 115% of the immediately preceding renewal term. Lease payments under this lease totaled $38,400 in both 2010 and 2009.  During late 2010, after obtaining a current market appraisal, the Company purchased the Fletcher branch and an adjoining piece of property for $575,000.

The Company leases the site for its Marion branch from a company of which a director of the Company is co-owner.  The initial lease term is five years, with options to renew the lease for up to four successive three-year renewal terms.  The terms of the lease call for a $3,500 per month rental payment during the initial term.  Rental payments for each renewal term will be adjusted by the aggregate increase in the Consumer Price Index for all Urban Consumers for the immediately preceding lease term. Lease payments under this lease totaled $42,000 in both 2010 and 2009.

Note 21 – Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009, respectively.

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

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Investment Securities

Fair values for investment securities are based on quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Investment in Real Estate Partnership

Fair values for the investment in real estate partnership is based on estimates of future cash flows discounted to the present value.

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

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 are as follows:

(in thousands)
	December 31, 2010
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
U.S. Government agencies	$-	$5,323	$-
Government-sponsored enterprises	-	44,039	-
Mortgage-backed securities	-	81,052	-
Total	$-	$130,414	$-

(in thousands)
	December 31, 2009
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
U.S. Government agencies	$-	$26,596	$-
Government-sponsored enterprises	-	502	-
Mortgage-backed securities	-	67,232	-
Total	$-	$94,330	$-

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Assets measured at fair value on a non-recurring basis as of December 31, 2010 and 2009 are as follows:

(in thousands)
	December 31, 2010
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Construction and development	$-	$39,844	$-
1-4 family residential	-	18,383	-
Nonfarm, non residential	-	23,989	-
Total impaired real estate loans		82,216
Commercial and industrial	-	6,493	-
Consumer	-	4	-
Total impaired loans	-	88,713	-
Mortgage loans held for sale	-	11,026	-
Real estate acquired through foreclosure	-	7,314
Total	$-	$107,053	$-

(in thousands)
	December 31, 2009
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Construction and development	$-	$40,963	$-
1-4 family residential	-	20,078	-
Nonfarm, non residential	-	11,098	-
Total impaired real estate loans		72,139
Commercial and industrial	-	8,702	-
Consumer	-	215	-
Total impaired loans	-	81,056	-
Mortgage loans held for sale	-	5,719	-
Real estate acquired through foreclosure	-	1,667
Total	$-	$88,442	$-

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

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009.

(in thousands)
	December 31, 2010
	Carrying	Estimated
	Value	Fair Value
Financial assets
Cash and cash equivalents	$57,398	$57,398
Investment securities available for sale	130,414	131,919
Investment securities held to maturity	2,765	2,742
Investment in real estate partnership	6,356	6,356
Loans held for sale	11,026	11,026
Loans	486,195	483,187
Bank-owned life insurance	12,517	12,517

Financial liabilities
Deposits	$674,337	$669,408
Federal funds purchased and securities sold under
agreements to repurchase	704	704
Borrowings	7,571	7,499

(in thousands)
	December 31, 2009
	Carrying	Estimated
	Value	Fair Value
Financial assets
Cash and cash equivalents	$121,830	$121,830
Investment securities available for sale	94,330	94,330
Investment securities held to maturity	805	834
Investment in real estate partnership	6,667	7,012
Loans held for sale	5,719	5,719
Loans	553,013	550,355
Bank-owned life insurance	12,055	12,055

Financial liabilities
Deposits	$673,282	$638,855
Federal funds purchased and securities sold under
agreements to repurchase	1,270	1,270
Borrowings	70,000	70,011

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Note 22 – Subsequent Events

As announced in the fourth quarter of 2010, the Company closed two of its branches in February 2011.

Note 23 - Parent Company Financial Information

Following is condensed financial information of 1st Financial Services, Inc. (parent company only).

Condensed Balance Sheets
(in thousands)	December 31
	2010	2009
Assets
Cash and cash equivalents	$33	$518
Investment in subsidiaries	37,310	43,222
Other assets	68	22
Total assets	$37,411	$43,762

Liabilities and Stockholders' Equity
Accounts payable and accrued expense	$79	$-
Stockholders' equity	37,332	43,762
Total liabilities and stockholders' equity	$37,411	$43,762

Condensed Statements of Operations
(in thousands)	For the Year
	2010	2009
Income
Total income	$-	$-

Expense
Interest	-	-
Other	212	507
Total expense	212	507

Loss before income taxes and equity in undistributed net loss of subsidiary	(212)	(507)

Income tax benefit	(47)	(172)
Loss before equity in undistributed net loss of subsidiary	(165)	(335)

Equity in undistributed net loss of subsidiary	(5,138)	(18,222)
Net loss	$(5,303)	$(18,557)

1st FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
(in thousands)	For the Year
	2010	2009
Cash Flows From Operating Activities
Net loss	$(5,303)	$(18,557)
Adjustments to reconcile net loss to net cash used for operating activities
Equity in undistributed net loss of subsidiary	5,138	18,222
Net change in other assets	(46)	(22)
Net change in other liabilities	79	(3)
Net cash used for operating activities	(132)	(360)

Cash Flows From Investing Activities
Investment in subsidiary	-	(3,722)
Net cash used for investing activities	-	(3,722)

Cash Flows From Financing Activities
Proceeds from the issuance of preferred stock	-	-
Proceeds from the issuance of common stock	56	55
Proceeds from the issuance of common stock warrants	-	-
Dividends paid on preferred stock	(409)	(821)
Net cash used for financing activities	(353)	(766)

Net decrease in cash and cash equivalents	(485)	(4,848)

Cash and cash equivalents, beginning of year	518	5,366
Cash and cash equivalents, end of year	$33	$518

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.   CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for 1st Financial. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of  Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control— Integrated Framework. Based on the evaluation, management determined that there were no material weaknesses in internal control and concluded that internal control over financial reporting for 1st Financial as of December 31, 2010, is effective.

In accordance with Section 404 of the Sarbanes-Oxley of 2002, management makes the following assertions:

•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes In Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers.  The information regarding our directors and executive officers is incorporated by reference from the information under the headings "Proposal 1: Election of Directors” and “Executive Officers" in our definitive Proxy Statement to be distributed in connection with our 2011 annual meeting of stockholders.

Audit Committee.   Information regarding our audit committee is incorporated by reference from the information under the captions “Committees of Our Board – General” and “Audit Committee” in our definitive Proxy Statement to be distributed in connection with our 2011 annual meeting of stockholders.

Audit Committee Financial Expert.  Information about our Board of Directors' determination as to whether the Company has a financial expert serving on its audit committee is incorporated by reference from the information under the caption "Committees of Our Board –– Audit Committee –– Audit Committee Financial Expert" in our definitive proxy statement to be distributed in connection with our 2011 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance. Information regarding compliance by our directors, executive officers and principal stockholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be distributed in connection with our 2011 annual meeting of stockholders.

Code of Ethics.  Our Board of Directors has adopted a Code of Ethics that applies to the Company's directors and to all our executive officers, including without limitation, our chief executive officer and principal accounting officer.  A copy will be provided without charge to any person upon request.  Requests for copies should be directed by mail to Janet King, Corporate Secretary at 101 Jack Street, Hendersonville, North Carolina 28792, or by telephone to (828) 697-3100.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation paid or provided to our executive officers and directors is incorporated by reference from the information under the headings “Executive Compensation,” and “Director Compensation” in our definitive Proxy Statement to be distributed in connection with our 2011 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities.  Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal stockholders is incorporated by reference from the information under the caption “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be distributed in connection with our 2011 annual meeting of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.  Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference from Item 5.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding transactions between us and our directors and executive officers is incorporated by reference from the information under the caption  “Transactions with Related Persons” of our definitive Proxy Statement to be distributed in connection with our 2011 annual meeting of stockholders.

Information regarding our independent directors is incorporated by reference from the information under the caption “Corporate Governance – Director Independence” in our definitive Proxy Statement to be distributed in connection with our 2011 annual meeting of stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption “Services and Fees During 2010 and 2009” in our definitive Proxy Statement to be distributed in connection with our 2011 annual meeting of stockholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	Financial statements. The following financial statements are included in Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

•	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

•	Notes to Financial Statements – December 31, 2010 and 2009

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

1st FINANCIAL SERVICES CORPORATION

Date: April 13, 2011	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Mayer	Director, Chief Executive Officer (Principal Executive Officer)	April 13, 2011
Michael G. Mayer

/s/ Holly L. Schreiber	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 13, 2011
Holly L. Schreiber

/s/ Mary K. Dopko	Senior Vice President and Controller (Principal Accounting Officer)	April 13, 2011
Mary K. Dopko

/s/ Bradley B. Schnyder	Director	April 13, 2011
Bradley B. Schnyder

/s/ William H. Burton	Chairman and Director	April 13, 2011
William H. Burton

/s/ Michael D. Foster	Director	April 13, 2011
Michael D. Foster

/s/ James C. Kirkpatrick	Director	April 13, 2011
James C. Kirkpatrick

/s/ Van F. Phillips	Director	April 13, 2011
Van F. Phillips

/s/ Vincent K. Rees	President and Director	April 13, 2011
Vincent K. Rees

/s/ John S. Sheiry	Director	April 13, 2011
John S. Sheiry

EXHIBITS

Exhibit Number	Description

3.01	Registrant’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.01 to the Annual Report on Form 10-K filed with the SEC on March 27, 2009)

3.02	Registrant’s Bylaws, as amended (incorporated herein by reference to Exhibit 3.02 the Current Report on Form 8-K filed with the SEC on May 30, 2008)

3.03	Articles of Amendment (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2010)

4.01	Form of Certificate for the Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

4.02	Warrant dated November 14, 2008, for the purchase of shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

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

10.10*
Form of Director Stock Option Agreement relative to 2004 Director Stock Option Plan (incorporated herein by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.11*
Letter Loan Agreement dated Jun 25, 2008, by and between Registrant and Branch Banking and Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 30, 2008)

10.12*
Promissory Note dated June 25, 2008, by Registrant in favor of Branch Banking and Trust (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 30, 2008)

10.13*
Addendum to Promissory Note dated June 25, 2008, by Registrant in favor of Branch Banking and Trust (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 30, 2008)

10.14*
Pledge and Security Agreement dated June 25, 2008, by Registrant in favor of Branch Banking and Trust (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 30, 2008)

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

10.22*	Amended Endorsement Split Dollar Agreement between the Bank and Vincent K. Rees (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 2, 2009)

10.23*	Amended Endorsement Split Dollar Agreement between the Bank and Peggy H. Denny (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 2, 2009)

10.24*	Amended Endorsement Split Dollar Agreement between the Bank and B. Lee Beason (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 2, 2009)

10.25
Lease agreement dated August 25, 2005, and lease amendment dated February 23, 2009, each between the Bank and McManus Development, LLC with which Director H. Steve McManus is the managing member and which relates to the Bank’s Fletcher branch office (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the SEC on March 27, 2009)

10.26*	Employment Agreement between Registrant and the Bank, and Michael G. Mayer (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on January 20, 2010)

10.27
Stipulation to the Issuance of a Consent Order between the Bank, and the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2010)

10.28
Lease agreement dated December 15, 2005, between the Bank and Great Meadows, Inc. with which Director Van F. Phillips is a principal officer and which relates to the Bank’s Marion branch office (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on March 30, 2010)

10.29*	Employment Agreement between Registrant and the Bank, and Holly L. Schreiber (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2010)

10.30
Stipulation and Consent to the Issuance of an Order to Pay Civil Money Penalty and Order to Pay a Civil Money Penalty (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2010)

10.31	Written Agreement between the Company and the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2010)

21.01	List of Subsidiaries (filed herewith)

23.01	Consent of Brown Edwards & Company, LLP (filed herewith)

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer (filed herewith)

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber (filed herewith)

32.01	Rule 1350 Certifications (filed herewith)

99.01	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (filed herewith)

*management contracts and compensatory arrangements