Form 10-Q
period 2011-03-31
1st Financial Services CORP
filed 2011-05-16
CIK 1434743

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☑ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☑ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑

Common Stock, $5 par value
5,125,302 shares outstanding as of May 5, 2011

1st Financial Services Corporation

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1st Financial Services Corporation
Consolidated Balance Sheets
March 31, 2011 (Unaudited) and December 31, 2010

	March 31,	December 31,
(dollars in thousands, except share and per share data)	2011	2010
Assets
Cash and noninterest-bearing bank deposits	$15,073	$14,783
Due from Federal Reserve Bank	52,175	36,140
Interest-bearing deposits with banks	6,479	6,475
Total cash and cash equivalents	73,727	57,398
Investment securities available for sale	135,000	130,414
Investment securities held to maturity (fair value of $3,941at March 31, 2011 and $2,742 at December 31, 2010)	3,964	2,765
Restricted equity securities	5,516	5,516
Loans held for sale	3,396	11,026
Portfolio loans	479,179	486,195
Allowance for loan losses	(13,905)	(16,191)
Net portfolio loans	465,274	470,004
Bank-owned life insurance	12,624	12,517
Property and equipment, net	5,649	5,928
Accrued interest receivable	2,353	2,356
Investment in real estate partnership	6,356	6,356
Foreclosed real estate	5,942	7,314
Other assets	10,686	13,210
Total assets	$730,487	$724,804
Liabilities and Stockholders’ Equity
Liabilities
Demand deposits	$71,571	$65,398
NOW accounts	62,901	66,831
Savings deposits	116,688	111,553
Money market accounts	48,883	48,801
Time deposits under $100	200,422	200,061
Time deposits of $100 and greater	173,082	181,693
Total deposits	673,547	674,337
Federal funds purchased and securities sold under agreements to repurchase	868	704
Other borrowings	3,952	7,571
Accrued interest payable	1,412	1,865
Due to broker	10,153	-
Other liabilities	2,932	2,995
Total liabilities	692,864	687,472
Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized;
16,369 shares issued and outstanding at March 31, 2011 and December 31, 2010	15,836	15,786
Common stock, $5.00 par value; 35,000,000 shares authorized;
5,082,058 and 5,097,058 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	25,410	25,485
Common stock warrant	1,016	1,016
Additional paid-in capital	17,566	17,533
Retained deficit	(21,011)	(21,563)
Accumulated other comprehensive loss	(1,194)	(925)
Total stockholders’ equity	37,623	37,332
Total liabilities and stockholders’ equity	$730,487	$724,804

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Operations
Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended March 31
(dollars in thousands, except per share data)	2011	2010
Interest income
Loans and fees on loans	$6,082	$7,175
Investment securities	1,004	544
Due from Federal Reserve Bank	21	78
Interest-earning deposits with banks	18	-
Total interest income	7,125	7,797
Interest expense
Deposits	2,030	2,624
Federal funds purchased and securities sold under agreements to repurchase	2	2
Other borrowings	11	179
Total interest expense	2,043	2,805
Net interest income	5,082	4,992
Provision for loan losses	686	300
Net interest income after provision for loan losses	4,396	4,692
Noninterest income
Service charges on deposit accounts	591	535
Mortgage services revenue	570	323
Other service charges and fees	147	111
Increase in cash surrender value of life insurance	107	113
Gain on investment securities, net	9	123
USDA/SBA loan sale and servicing revenue	212	21
Other income	29	5
Total noninterest income	1,665	1,231
Noninterest expense
Salaries and employee benefits	2,352	2,456
Occupancy	368	416
Equipment	245	324
Advertising	52	148
Data processing and telecommunications	511	481
Deposit insurance premiums	550	660
Professional fees	157	235
Printing and supplies	44	68
Foreclosed real estate	361	194
Loan legal	130	29
Loan appraisal	86	34
Corporate insurance	51	18
Other	311	361
Total noninterest expense	5,218	5,424
Income before income taxes	843	499
Income tax expense	241	151
Net income	602	348
Accretion of preferred stock to redemption value	50	50
Dividends on preferred stock	204	204
Net income available to common stockholders	$348	$94

Basic net income per share	$0.07	$0.02
Diluted net income per share	$0.07	$0.02
Basic weighted average shares outstanding	5,087,058	5,017,816
Diluted weighted average shares outstanding	5,087,058	5,017,816

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2011 and 2010 (Unaudited)

(dollars in thousands, except share data)
	Common Stock			Preferred Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Warrant	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, December 31, 2009	5,010,117	$25,050	$1,016	16,369	$15,583	$17,804	$(15,648)	$(43)	$43762
Issuance of common stock	8,732	34	-	-	-	(19)	-	-	15
Compensation expense related to stock option plan	-	-	-	-	-	4	-	-	4
Compensation expense related to restricted stock plan	-	10	-	-	-	-	-	-	10
Preferred dividend	-	-	-	-	-	-	(204)	-	(204)
Accretion of preferred stock to redemption value	-	-	-	-	50	-	(50)	-	-
Comprehensive income
Net income	-	-	-	-	-	-	348	-	348
Net unrealized gain on investment securities available for sale, net of income taxes of $101	-	-	-	-	-	-	-	162	162
Reclassification adjustment for gains included in net income, net of income taxes of $(47)	-	-	-	-	-	-	-	(76)	(76)
Total comprehensive income	-	-	-	-	-	-	-	-	434
Balance, March 31, 2010	5,018,849	$25,094	$1,016	16,369	$15,633	$17,789	$(15,554)	$43	$44,021

Balance, December 31, 2010	5,097,058	$25,485	$1,016	16,369	$15,786	$17,533	$(21,563)	$(925)	$37,332
Common stock cancelled pursuant to restricted stock plan	(15,000)	(75)	-	-	-	63	-	-	(12)
Compensation expense related to stock option plan	-	-	-	-	-	(40)	-	-	(40)
Compensation expense related to restricted stock plan	-	-	-	-	-	10	-	-	10
Accretion of preferred stock to redemption value	-	-	-	-	50	-	(50)	-	-
Comprehensive income
Net income	-	-	-	-	-	-	602	-	602
Net unrealized loss on investment securities available for sale, net of income taxes of $(168)	-	-	-	-	-	-	-	(269)	(269)
Total comprehensive income	-	-	-	-	-	-	-	-	333
Balance, March 31, 2011	5,082,058	$25,410	1,016	16,369	$15,836	$17,566	$(21,011)	$(1,194)	$37,623

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended March 31
(dollars in thousands)	2011	2010
Cash flows from operating activities
Net income	$602	$348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	280	316
Provision for loan losses	686	300
Deferred income taxes	316	381
Amortization of premium on securities, net of discount accretion	133	366
Origination of held-for-sale loans	(21,554)	(12,814)
Proceeds from sales of held-for-sale loans	29,698	16,064
Net gains on investment securities	(9)	(123)
Net gains on sales of USDA and SBA loans	(201)	(21)
Net gains on sales of held-for-sale loans	(514)	(303)
Net loss on sale of foreclosed real estate	305	34
Net loss on sale or disposal of equipment	1	57
Stock compensation expense (benefit)	(42)	4
Writedown of foreclosed real estate	-	91
Increase in cash surrender value of bank-owned life insurance	(107)	(113)
Changes in assets and liabilities:
Accrued interest receivable	3	(20)
Other assets	2,376	359
Accrued interest payable	(453)	347
Other liabilities	(63)	1,313
Net cash provided by operating activities	11,457	6,586
Cash flows from investing activities
Purchases of investment securities available for sale	(11,434)	(7,147)
Sales of investment securities available for sale	-	8,367
Maturities of investment securities available for sale	2,650	3,907
Calls of investment securities available for sale	13,791	-
Maturities of investment securities held to maturity	50	-
Proceeds from sale of branch	-	4,512
Proceeds from sale of other real estate	1,298	120
Improvements to foreclosed assets	-	(125)
Net decrease in loans	2,764	7,702
Purchases of property and equipment	(2)	(18)
Net cash provided by investing activities	9,117	17,318
Cash flows from financing activities
Proceeds from the issuance of common stock	-	25
Net increase (decrease) in deposits	(790)	11,330
Net increase (decrease) in securities sold under agreements
to repurchase and federal funds purchased	164	(297)
Net decrease in other borrowings	(3,619)	-
Dividends paid on preferred stock	-	(204)
Net cash provided by (used in) financing activities	(4,245)	10,854
Net increase in cash and cash equivalents	16,329	34,758
Cash and cash equivalents, beginning of year	57,398	121,830
Cash and cash equivalents, end of year	$73,727	$156,588

Supplemental disclosure of cash flow information
Transfer of loans to foreclosed real estate	$231	$1,517
Transfer of loans to repossessed assets	-	73
Transfer of loans to held-to-maturity securities	1,250	-
Sales of nonaccrual loans	969	677

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 1 - Organization and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements.  In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of the Company as of March 31, 2011, its results of operations for the three-month periods ended March 31, 2011 and 2010 and its cash flows and changes in stockholders’ equity for the three-month periods ended March 31, 2011 and 2010.

Management believes all interim period adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010, contained in the Company’s filing on Form 10-K with the Securities and Exchange Commission.  The accounting policies of the Company and the Bank follow generally accepted accounting principles and practices within the financial services industry.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expense for the periods presented. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for loan losses, the valuation of foreclosed real estate, the realization of the deferred tax asset, and the determination of the fair value of financial instruments.

Reclassifications

Certain amounts in the 2010 consolidated financial statements were reclassified to conform to the 2011 presentation.  These reclassifications had no effect on shareholders’ equity or results of operations as previously presented.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Recent Accounting Developments

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.  See Note 5 to the consolidated financial statements for the required disclosures.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 2 - Enforcement Actions

Consent Order.  During 2009, the FDIC conducted a periodic examination of the Bank.  As a consequence of this examination, effective February 25, 2010, the Bank entered into a Stipulation to the Issuance of a Consent Order (the Stipulation) agreeing to the issuance of a Consent Order (the Consent Order) with the FDIC and the North Carolina Commissioner of Banks (the Commissioner).

Although the Bank neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Consent Order which requires it to undertake a number of actions:

●	enhance its supervision of the Bank’s activities.

●	assess the management team to ensure executive officers have the skills, training, abilities and experience needed.

●
develop and implement a plan for achieving and maintaining Tier 1 Capital of at least 8% of total assets, a Total Risk Based Capital Ratio of at least 12% and a fully funded allowance for loan and lease losses.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

●	strengthen the Allowance policy of the Bank.

●	develop and implement a strategic plan.

●	not extend additional credit to any borrower who had a loan with the Bank that was charged off or who has a current loan that is classified “Loss” or “Doubtful”.

●	formulate a detailed plan to collect, charge off or improve the quality of each of its “Substandard” or “Doubtful” loans.

●	reduce loans in excess of $250,000 and classified as “Substandard” or “Doubtful” in accordance with a schedule required by the supervisory authorities.

●	cause full implementation of its loan underwriting, loan administration, loan documentation and loan portfolio management policies.

●	adopt a loan review and grading system.

●	develop a plan to systematically reduce the concentration in a limited group of borrowers.

●	enhance its review of its liquidity and implement a liquidity contingency and asset/liability management plan.

●	implement a plan and 2010 budget designed to improve and sustain earnings.

●	implement internal routine and control policies addressing concerns to enhance its safe and sound operation.

●	implement a comprehensive internal audit program and cause an effective system of internal and external audits to be in place.

●	implement a policy for managing its “owned real estate”.

●	forebear from soliciting and accepting “brokered deposits” without approval.

●	limit growth to 10% per year.

●	not pay dividends without prior approval.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

●	implement policies to enhance the handling of transactions with officers and directors.

●	correct any violations of laws and regulations.

●	make quarterly progress reports.

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

Although the Company neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Written Agreement, which requires it to undertake a number of actions, including, among other things that the Company or its Board of Directors shall:

●	take appropriate steps to fully utilize the Company’s financial and managerial resources, to serve as a source of strength to the Bank.

●	not declare or pay any dividends without approval.

●	not directly or indirectly take dividends from the Bank without approval.

●	not directly or indirectly, incur, increase, or guarantee any debt without approval .

●	not directly or indirectly, purchase or redeem any shares of its stock without approval.

●
comply with the notice provisions of the Federal Deposit Insurance Act and Regulation Y of the Board of Governors of the Federal Reserve System related to changes in executive officers and compensation matters.

●	submit a written capital plan that is acceptable to the Federal Reserve Bank, implement the approved plan, and thereafter fully comply with it.

The Company and the Bank have taken and continue to take prompt and aggressive actions to respond to the issues raised in the Consent Order and the Written Agreement, as discussed in Item 7 of the 2010 Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 3 - Restrictions on Cash

The Company is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Company or on deposit with the Federal Reserve Bank.  At March 31, 2011 and December 31, 2010, all required reserves were met by the Company’s vault cash.

At March 31, 2011 and December 31, 2010, cash and cash equivalents totaling $6.0 million and $890,000, respectively, were pledged as collateral against the Bank's check clearing and debit card activity and therefore restricted.

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

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities. Investments in available-for-sale securities are as follows:

Available-for-Sale Securities
(in thousands)
	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$7,266	$43	$82	$7,227
Government sponsored enterprises	38,603	3	1,259	37,347
Mortgage-backed securities	91,074	296	944	90,426
Total	$136,943	$342	$2,285	$135,000

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$5,392	$2	$71	$5,323
Government sponsored enterprises	45,026	62	1,049	44,039
Mortgage-backed securities	81,501	387	836	81,052
Total	$131,919	$451	$1,956	$130,414

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Held-to-maturity securities are bonds, notes and debentures, for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity or call date. Investments in held-to-maturity securities are as follows:

Held-to-Maturity Securities
(in thousands)
	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$2,714	$49	$72	$2,691
Other debt securities	1,250	-	-	1,250
Total	$3,964	$49	$72	$3,941

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

States and political subdivisions	$2,765	$43	$66	$2,742
Total	$2,765	$43	$66	$2,742

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.  During the three months ended March 31, 2011 and 2010, the Company experienced no declines in the value of securities that were considered to be other than temporary in nature.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

The following tables detail the gross unrealized losses and related fair values in the Company’s available-for-sale and held-to-maturity investment securities.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011.

Available-for-Sale Securities - Temporarily Impaired
(in thousands)
	March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$1,946	$3	$2,402	$79	$4,348	$82
Government sponsored enterprises	34,996	1,259	-	-	34,996	1,259
Mortgage-backed securities	43,520	944	-	-	43,520	944
Total	$80,462	$2,206	$2,402	$79	$82,864	$2,285

Held-to-Maturity Securities - Temporarily Impaired
(in thousands)
	March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$2,691	$72	$-	$-	$2,691	$72
Total	$2,691	$72	$-	$-	$2,691	$72

No held-to-maturity securities were in an unrealized loss position for 12 months or more at March 31, 2011.

A total of three individual U.S. government agency securities (two U.S. Department of Agriculture securities and one Small Business Administration security) were in a continuous loss position for 12 months or more at March 31, 2011.  The Company has the ability and intent to hold these securities until such time as the value recovers or the security matures.  The Company believes, based on the industry analyst reports and their credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered to be other than temporary.

During the first quarter of 2011, U.S. government-sponsored securities totaling $13.8 million were called. Because these securities were purchased at a discount, the Company recognized a $9,000 gain when the securities were called. There were no sales of investment securities during the 2011 first quarter. For the 2010 first quarter, proceeds from the sales of investment securities available for sale totaled $8.4 million. Gross realized gains and losses from these sales totaled $125,000 and $2,000, respectively.

Investment securities with an amortized cost of $22.9 million and a fair value of $22.2 million were pledged as collateral for securities sold under agreements to repurchase and other banking purposes at March 31, 2011.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 5 - Loans

Following is a summary of the major components of loans, excluding loans held for sale.

(in thousands)
	March 31,	December 31,
	2011	2010
Real estate:
Construction and development	$111,145	$114,532
1-4 family residential	120,395	120,217
Mutlifamily	5,883	6,417
Farmland	960	965
Nonfarm, nonresidential	173,874	173,326
Total real estate	412,257	415,457
Commercial and industrial loans	62,728	66,254
Consumer	4,194	4,484
	479,179	486,195
Allowance for loan losses	(13,905)	(16,191)
Total	$465,274	$470,004

At March 31, 2011, the Company had $44.4 million in non-accruing loans, compared to $37.8 million at December 31, 2010.  The foregone interest associated with these loans, which averaged $ 41.7 million for the first quarter of 2011 and $36.9 million for the first quarter of 2010, was $510,000 and $504,000 for the respective quarters.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

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

Commercial loans with a risk rating of 1 through 5 are classified as “Pass” rated credits in the following tables.  Nonrated consumer loans are also classified as “Pass.”  The following is a summary of information pertaining to credit quality.

(in thousands)
	March 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Construction and development	$63,895	$13,890	$28,776	$4,584	$-	$111,145
1-4 family residential	101,682	1,846	13,184	3,683	-	120,395
Multifamily	5,883	-	-	-	-	5,883
Farmland	960	-	-	-	-	960
Nonfarm, non residential	135,664	13,381	24,104	725	-	173,874
Total real estate loans	308,084	29,117	66,064	8,992	-	412,257
Commercial and industrial	48,040	6,573	4,916	3,199	-	62,728
Consumer	4,194	-	-	-	-	4,194
Total loans	$360,318	$35,690	$70,980	$12,191	$-	$479,179

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Construction and development	$66,075	$9,033	$38,115	$1,309	$-	$114,532
1-4 family residential	101,321	1,491	14,517	2,888	-	120,217
Multifamily	6,417	-	-	-	-	6,417
Farmland	965	-	-	-	-	965
Nonfarm, non residential	137,252	11,888	23,457	729	-	173,326
Total real estate loans	312,030	22,412	76,089	4,926	-	415,457
Commercial and industrial	53,243	6,215	3,178	3,618	-	66,254
Consumer	4,480	-	4	-	-	4,484
Total loans	$369,753	$28,627	$79,271	$8,544	$-	$486,195

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

The following is a summary loan aging analysis.

Loan Aging Analysis
(in thousands)

	March 31, 2011
	Past Due and Accruing				Past Due and
	30-59 days	60-89 days	90 or More Days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$579	$68	$-	$14,526	$15,173	$95,972	$111,145
1-4 family residential	1,616	44	-	13,588	15,248	105,147	120,395
Multifamily	-	-	-	-	-	5,883	5,883
Farmland	-	-	-	-	-	960	960
Nonfarm, non residential	587	-	-	8,911	9,498	164,376	173,874
Total real estate loans	2,782	112	-	37,025	39,919	372,338	412,257
Commercial and industrial	56	1	-	7,309	7,366	55,362	62,728
Consumer	3	-	-	37	40	4,154	4,194
Total loans	$2,841	$113	$-	$44,371	$47,325	$431,854	$479,179

	December 31, 2010
	Past Due and Accruing				Past Due and
	30-59 days	60-89 days	90 or More Days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$186	$-	$-	$12,487	$12,673	$101,859	$114,532
1-4 family residential	2,021	608	5	11,042	13,676	106,541	120,217
Multifamily	-	-	-	-	-	6,417	6,417
Farmland	-	-	-	-	-	965	965
Nonfarm, non residential	1,467	532	-	8,285	10,284	163,042	173,326
Total real estate loans	3,674	1,140	5	31,814	36,633	378,824	415,457
Commercial and industrial	640	1,747	-	5,966	8,353	57,901	66,254
Consumer	31	15	-	19	65	4,419	4,484
Total loans	$4,345	$2,902	$5	$37,799	$45,051	$441,144	$486,195

The following tables outline the changes in the allowance for loans losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at March 31, 2011 and December 31, 2010.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Allowance For Loan Losses and Recorded Investment in Loans Receivable
(in thousands)
	March 31, 2011
	Construction & Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance For Loan Losses
Beginning balance	$8,499	$4,371	$35	$12	$1,798	$1,412	$64	$-	$16,191
Provision for loan losses	(645)	(72)	(3)	1	(73)	1,466	12	-	686
Charge-offs	(2,096)	(297)	-	-	(32)	(573)	(17)	-	(3,015)
Recoveries	-	3	-	-	-	36	4	-	43
Ending balance	$5,758	$4,005	$32	$13	$1,693	$2,341	$63	$-	$13,905
Ending allowance balance for loans individually evaluated for impairment	$3,812	$3,200	$-	$-	$1,149	$1,524	$-	$-	$9,685
Ending allowance balance for loans collectively evaluated for impairment	$1,946	$805	$32	$13	$545	$817	$63	$-	$4,221
Loans Receivable
Total period-end balance	$111,145	$120,395	$5,883	$960	$173,874	$62,728	$4,194	$-	$479,179
Balance of loans individually evaluated for impairment	$33,635	$17,599	$-	$-	$24,818	$7,819	$2	$-	$83,873
Balance of loans collectively evaluated for impairment	$77,510	$102,796	$5,883	$960	$149,056	$54,909	$4,192	$-	$395,306

	December 31, 2010
	Construction & Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance For Loan Losses
Beginning balance	$15,454	$5,010	$27	$-	$3,232	$3,964	$183	$361	$28,231
Provision for loan losses	8,642	2,370	192	12	(626)	1,905	328	(361)	12,462
Charge-offs	(16,008)	(3,043)	(184)	-	(812)	(4,706)	(475)	-	(25,228)
Recoveries	411	34	-	-	4	249	28	-	726
Ending balance	$8,499	$4,371	$35	$12	$1,798	$1,412	$64	$-	16,191
Ending allowance balance for loans individually evaluated for impairment	$5,674	$3,496	$-	$-	$1,206	$371	$-	$-	$10,747
Ending allowance balance for loans collectively evaluated for impairment	$2,825	$875	$35	$12	$592	$1,041	$64	$-	$5,444
Loans Receivable
Total period-end balance	$114,532	$120,217	$6,417	$965	$173,326	$66,254	$4,484	$-	$486,195
Balance of loans individually evaluated for impairment	$39,844	$18,383	$-	$-	$23,989	$6,493	$4	$-	$88,713
Balance of loans collectively evaluated for impairment	$74,688	$101,834	$6,417	$965	$149,337	$59,761	$4,480	$-	$397,482

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

The following table summarizes information relative to impaired loans.

Impaired Loan Schedule
(in thousands)
	March 31, 2011
	Construction and	1-4 Family	Nonfarm	Commercial
	Development	Residential	Non residential	and Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$16,239	$5,632	$17,879	$2,892	$2	$42,644
Unpaid principal balance	18,105	5,685	18,208	4,108	2	46,108
Related allowance	-	-	-	-	-	-
Average recorded investment	17,269	5,643	17,184	2,913	2	43,011
Interest income recognized	197	58	202	2	-	459
With an allowance recorded
Recorded investment	$17,396	$11,967	$6,939	$4,927	$-	$41,229
Unpaid principal balance	18,706	13,619	7,034	5,445	-	44,804
Related allowance	3,812	3,200	1,149	1,524	-	9,685
Average recorded investment	17,732	11,992	6,651	5,003	-	41,378
Interest income recognized	125	89	55	7	-	276
Total
Recorded investment	$33,635	$17,599	$24,818	$7,819	$2	$83,873
Unpaid principal balance	36,811	19,304	25,242	9,553	2	90,912
Related allowance	3,812	3,200	1,149	1,524	-	9,685
Average recorded investment	35,001	17,635	23,835	7,916	2	84,389
Interest income recognized	322	147	257	9	-	735

	December 31, 2010
	Construction and	1-4 Family	Nonfarm	Commercial
	Development	Residential	Non residential	and Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$16,972	$5,455	$17,047	$4,896	$4	$44,374
Unpaid principal balance	17,149	5,481	17,349	7,733	4	47,716
Related allowance	-	-	-	-	-	-
Average recorded investment	17,502	5,441	17,215	6,491	5	46,654
Interest income recognized	974	266	892	166	1	2,299
With an allowance recorded
Recorded investment	$22,872	$12,928	$6,942	$1,597	$-	$44,339
Unpaid principal balance	24,172	14,905	7,097	1,627	-	47,801
Related allowance	5,674	3,496	1,206	371	-	10,747
Average recorded investment	21,533	13,925	6,956	1,814	-	44,228
Interest income recognized	886	395	316	66	-	1,663
Total
Recorded investment	$39,844	$18,383	$23,989	$6,493	$4	$88,713
Unpaid principal balance	41,321	20,386	24,446	9,360	4	95,517
Related allowance	5,674	3,496	1,206	371	-	10,747
Average recorded investment	39,035	19,366	24,171	8,305	5	90,882
Interest income recognized	1,860	661	1,208	232	1	3,962

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

The following table provides information about the Bank’s nonperforming assets as of March 31, 2011 and December 31, 2010.

(dollars in thousands)
	March 31,	December 31,
	2011	2010
Nonaccrual loans	$44,371	$37,799
Loan past due 90 or more days and still accruing interest	-	5
Total nonperforming loans	44,371	37,804
Foreclosed real estate	5,942	7,314
Repossessed assets	7	7
Total nonperforming assets	$50,320	$45,125

Allowance for loan losses	$13,905	$16,191
Nonperforming loans to period-end loans,
excluding loans held for sale	9.26%	7.78%
Allowance for loan losses to period-end loans,
excluding loans held for sale	2.90%	3.33%
Nonperforming assets as a percentage of:
Loans and foreclosed real estate	10.37%	9.14%
Total assets	6.89%	6.23%
Ratio of allowance for loan losses to nonperforming loans	31.3%	42.8%

Note 6 - Foreclosed Real Estate

The following table summarizes the activity in foreclosed real estate for the three months ended March 31, 2011.

(in thousands)

Balance at beginning of year	$7,314
Additions	231
Sales	(1,603)
Write-downs	-
Balance at end of period	$5,942

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 7 - Restricted Equity Securities

The Bank, as a member institution is required to own stock in the Federal Home Loan Bank of Atlanta (FHLB).  No ready market exists for this stock and it has no quoted market value, however, redemption of this stock has historically been at par.  At March 31, 2011 and December 31, 2010, the Bank owned $3,951,500 in FHLB stock.  Also included in restricted equity securities at March 31, 2011 and December 31, 2010 is an investment in Capital South Partners, LLC (a Small Business Investment Corporation) of $962,500, an investment in the Senior Housing Crime Prevention Fund of $500,000, and an investment in Pacific Coast Bankers Bank stock of $102,000.

Note 8 - Investment in Real Estate Partnership

During 2009, the Bank became a member in a limited liability corporation (LLC).  The Bank contributed two nonperforming loans with an aggregate principal amount outstanding of $6.7 million to the LLC, while the other members contributed professional real estate development experience and cash sufficient to carry the properties’ operating costs for an extended period of time.  The LLC is designed to hold the real estate until such time as market values return to normalized levels at which point it is anticipated that the properties will be marketed by seasoned real estate developers with the proceeds of the sale being distributed based on contractual formulas to members of the LLC.  During 2010, the Bank received $311,000 as reduction of principal from the sale of a sub-parcel of one of the two properties.  As of March 31, 2011 and December 31, 2010, the Bank’s investment in the LLC was $6.4 million.

Note 9 - Time Deposits

Time deposits totaled $373.5 million at March 31, 2011, compared to $381.8 million at December 31, 2010.  Of that total, time deposits in denominations of $100,000 or more were $173.1 million and $181.7 million at March 31, 2011 and December 31, 2010, respectively.  Interest expense on deposits of $100,000 or more aggregated $746,000 and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.  Time deposits maturing subsequent to March 31, 2011, are as follows:

(in thousands)
Maturing in	Amount
2011	$165,239
2012	186,159
2013	18,960
2014	2,484
2015	462
2015	200
$373,504

At March 31, 2011 and December 31, 2010, the Company had $41.7 million and $42.4 million, respectively, in brokered certificates of deposit.  Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposits), unless it first receives an appropriate waiver from the FDIC.  Accordingly, as brokered certificates of deposit mature, the certificates are not being rolled over into another certificate.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 10 - Borrowings

Information related to the Company’s borrowings is summarized below.

(dollars in thousands)
	At March 31, 2011		At December 31, 2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Advances from the Federal Home Loan Bank	$3,952	0.44%	$3,952	0.43%
Securities sold under agreements to repurchase	868	0.75%	704	0.88%
Other secured borrowing	-	-%	3,619	-%
Total	$4,820	0.50%	$8,275	0.43%

As of March 31, 2011, the Company had purchased $10.2 million of investment securities, for which the settlement and funding did not occur until April, 2011. These transactions were recorded as investment securities and due to broker on the consolidated balance sheet at March 31, 2011.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 11 - Allowance for Loan Loss

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)
	Three Months Ended March 31
	2011	2010
Balance at beginning of the period	$16,191	$28,231
Provision for loan losses	686	300
Charge-offs
Construction and development	2,096	990
1-4 family residential	297	1,339
Multifamily	-	184
Nonfarm, non residential	32	216
Total real estate	2,425	2,729
Commercial	573	282
Consumer	17	175
Total charge-offs	3,015	3,186
Recoveries
Construction and development	-	327
1-4 family residential	3	3
Nonfarm, non residential	-	-
Total real estate	3	330
Commercial	36	13
Consumer	4	3
Total recoveries	43	346
Net charge-offs	2,972	2,840
Balance at end of period	$13,905	$25,691
Average loans, excluding loans held for sale	$481,768	$548,946
Period end loans, excluding loans held for sale	$479,179	$539,318
Net charge-offs to average loans,excluding loans held for sale (1)	2.47%	2.07%
Allowance for loan losses to period end loans,excluding loans held for sale	2.90%	4.76%

(1) Annualized

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 12 - Net Income Per Share

Basic income per share represents the net income allocated to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  The number of common shares that may be issued by the Company pursuant to outstanding stock options and stock warrants, are determined using the treasury stock method.

For the three months ended March 31, 2011, basic weighted average shares and diluted weighted average shares outstanding totaled 5,087,058 amounting to basic earnings per share and diluted earnings per share of $0.07 per share for the period. For the three months ended March 31, 2010, basic weighted average shares outstanding and diluted weighted average shares outstanding totaled 5,017,816 resulting in basic earnings per share and diluted earnings per share of $0.02 per share for the period.

Additionally, 762,607 shares attributable to outstanding stock options and 276,815 warrants to purchase common stock were excluded from the calculation of net income per share for the three months ended March 31, 2011, because their inclusion was not deemed to be dilutive as their exercise price was greater than the average market price of the common shares.  For the three months ended March 31, 2010, 812,019 shares and 276,815 warrants were excluded from the net income per share calculations for the same reason.

Note 13 - Contingent Liabilities, Commitments and Uncertainties

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

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operation restrictions, resulting from the regulators’ judgments based on information available to them at the time of their examination.   See Note 2 – Enforcements Actions for discussion of the Consent Order and the Written Agreement entered into by the Bank and the Company, respectively, during 2010.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

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

(in thousands)
	March 31,	December 31,
	2011	2010
Commitments to extend credit	$51,106	$57,061
Standby letters of credit	563	1,328
Total	$51,669	$58,389

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party.  Collateral held varies,but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

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

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (LTV).  Regulatory guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital.  These types of loans totaled $33.2 million at March 31, 2011, representing 84.9% of the Company’s total risk-based capital.

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

Note 14 - Stock Based Compensation

Stock Option Plans

The Employee Stock Option Plan and the Director Stock Option Plan provide up to 497,110 shares (adjusted for all stock splits) of the Company’s common stock may be issued under each of these plans for a combined total of 994,220 shares.  Options granted under the Employee Stock Option Plan and the Director Stock Option Plan may be vested immediately and expire no more than 10 years from date of grant. The exercise price for any options granted under these plans is set by the Board of Directors at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split).  No options were granted under either the Director Stock Option Plan or Employee Stock Option Plan during the first three months of 2011, during which period 23,436 options were forfeited.  The total number of options outstanding at March 31, 2011, were 497,110 in the Director Stock Option Plan and 265,497 in the Employee Stock Option Plan.

The Company recognized $1,000 and $4,000 in stock compensation expense during the first three months of 2011 and 2010, respectively, related to the vesting of stock options.  Separately, $12,000 of stock compensation expense was reversed upon the forfeiture of nonvested stock options.  It is the Company’s policy to issue shares to satisfy option exercises.  There were no options exercised during the first three months of 2011.  As of March 31, 2011, there was no unrecognized compensation cost related to the outstanding stock options. There is no intrinsic value in these stock options as of March 31, 2011, as the exercise prices are greater than the last traded price of the Company's common stock.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

A summary of the activity in the Company’s Stock Option Plans and related information for the first three months of 2011 is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	Outstanding	Price	Outstanding	Price
At January 1, 2011	786,043	$8.42	780,043	$8.37
Options granted	-		-	-
Options vested	-		-	-
Options forfeited	(23,436)	13.31	(23,436)	13.31
At March 31, 2011	762,607	$8.27	756,607	$8.26

Additional information concerning the Company’s Stock Option Plans as of March 31, 2011 is as follows:

(dollars in thousands)
				Weighted Average
			Average	Remaining
	Number	Number	Intrinsic	Contractual Life
Exercise Price	Outstanding	Exercisable	Value	(in Years)
$5.63	502,820	502,820	$-	3.24
$9.90	10,000	4,000	-	7.24
$13.31	231,481	231,481	-	4.50
$14.08	12,056	12,056	-	4.24
$20.60	6,250	6,250	-	4.67
Total	762,607	756,607	$-	3.70

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

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

Nonvested share activity under the Omnibus Plan for the first three months of 2011 is as follows:

(dollars in thousands)
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2011	58,165	$2.60
Granted	-	-
Vested	(2,000)	5.52
Forfeited	(15,000)	2.15
Outstanding at March 31, 2011	41,165	$2.63

Compensation expense recognized for nonvested service-based shares during the first three months of 2011 and 2010, totaled $9,000 and $8,000 respectively.  Separately, $40,000 of stock compensation expense was reversed upon the forfeiture of nonvested service-based shares.  The shares issued vest ratably over three-to-five years.  As of March 31, 2011, there was $37,478 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan. This cost is expected to be recognized over a remaining weighted-average period of 8.25 months.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 15 - Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010.

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

At March 31, 2011 and December 31, 2010, cash and cash equivalents totaling $6.0 million and $890,000, respectively, were pledged as collateral against the Bank's check clearing and debit card activity and therefore restricted.

Investment Securities

Fair values for investment securities are based on quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Restricted Equity Securities

The carrying amount for nonmarketable equity securities approximates fair value since no readily available market exists for these securities.

Investment in Real Estate Partnership

Fair values for the investment in real estate partnership is based on estimates of future cash flows discounted to the present value.

Loans Held for Sale

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)
	March 31, 2011
	Quoted Market Price in Active Markets	Significant Other Observable Inputs	Significant Unoberservable Inputs
	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. government agencies	$-	$7,227	$-
Government-sponsored enterprises	-	37,347	-
Mortgage-backed securities	-	90,426	-
Total	$-	$135,000	$-

	December 31, 2010
	Quoted Market Price in Active Markets	Significant Other Observable Inputs	Significant Unoberservable Inputs
	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. government agencies	$-	$5,323	$-
Government-sponsored enterprises	-	44,039	-
Mortgage-backed securities	-	81,052	-
Total	$-	$130,414	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at March 31, 2011 or December 31, 2010.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Assets measured at fair value on a nonrecurring basis are included in the following table. Impaired loans are shown net of the related allowance for loan loss.

(in thousands)
	March 31, 2011
	Quoted Market Price in Active Markets	Significant Other Observable Inputs	Significant Unoberservable Inputs
	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Construction and development	$-	$29,823	$-
1-4 family residential	-	14,399	-
Nonfarm, non residential	-	23,669	-
Total impaired real estate loans		67,891
Commercial and industrial	-	6,295	-
Consumer	-	2	-
Total impaired loans	-	74,188	-
Mortgage loans held for sale	-	3,396	-
Foreclosed real estate	-	5,942
Total	$-	$83,526	$-

	December 31, 2010
	Quoted Market Price in Active Markets	Significant Other Observable Inputs	Significant Unoberservable Inputs
	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Construction and development	$-	$32,995	$-
1-4 family residential	-	14,887	-
Nonfarm, non residential	-	22,783	-
Total impaired real estate loans		70,665
Commercial and industrial	-	5,897	-
Consumer	-	4	-
Total impaired loans	-	76,566	-
Mortgage loans held for sale	-	11,026	-
Foreclosed real estate	-	7,314
Total	$-	$94,906	$-

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis at March 31, 2011 or December 31, 2010.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

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

There were no transfers of assets measured at fair value between Level 1 and Level 2 measurements during the first quarter of 2011.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

The table below summarizes fair value estimates for the Company’s financial instruments.

(in thousands)
	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$73,727	$73,727	$57,398	$57,398
Investment securities available for sale	135,000	135,000	130,414	131,919
Investment securities held to maturity	3,964	3,941	2,765	2,742
Restricted equity securites	5,516	5,516	5,516	5,516
Investment in real estate partnership	6,356	6,356	6,356	6,356
Loans held for sale	3,396	3,396	11,026	11,026
Loans	479,179	474,817	486,195	483,187
Bank-owned life insurance	12,625	12,625	12,517	12,517
Financial Liabilities:
Deposits	673,547	667,054	674,337	669,408
Federal funds purchased and securities
sold under agreements to repurchase	868	868	704	704
Borrowings	3,952	3,913	7,571	7,499

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 16 – Stockholders’ Equity

Preferred Stock

In November 2008, under the U.S. Department of the Treasury (Treasury) TARP Capital Purchase Program (CPP), the Company issued to the Treasury 16,369 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock), and a 10-year warrant to purchase up to 276,815 shares of common stock at an exercise price of $8.87 per share (Warrant), for aggregate proceeds of $16,369,000. The allocated carrying values of the Warrant and the Preferred Stock on the date of issuance (based on their relative fair values) were $1,016,000 and $15,353,000, respectively.  Cumulative dividends on the Preferred Stock are payable at 5% per annum through November 14, 2013, and at a rate of 9% per annum thereafter.  The Preferred Stock will be accreted to the redemption price of $16,369,000 over five years.  The Warrant is exercisable at any time until November 14, 2018, and the number of shares of common stock underlying the Warrant and the exercise price are subject to adjustment for certain dilutive events.

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

Due to insufficient funding at the holding company level and restrictions placed on it under the Consent Order and the Written Agreement, the Company has deferred the payment of the last four quarterly dividends on the Preferred Stock, with the total amount deferred equaling $818,000 as of March 31, 2011.  Until the Company pays in full these deferred Preferred Stock dividends, no dividends may be paid on the common stock.

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

As of March 31, 2011, the most recent notification from the Bank’s primary regulator categorized the Bank as “adequately-capitalized” under the regulatory framework for prompt corrective action.  Since that date, no conditions or events have occurred of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

The table below summarizes the Company and the Bank’s capital ratios.

(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital (to Risk-weighted Assets)
Company	$39,144	8.43%	$37,150	8.00%	n/a	n/a
Bank	39,072	8.41%	37,149	8.00%	$46,436	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$33,239	7.16%	$18,575	4.00%	n/a	n/a
Bank	33,167	7.14%	18,575	4.00%	$27,862	6.00%
Tier I Capital (to Average Assets)
Company	$33,239	4.68%	$28,414	4.00%	n/a	n/a
Bank	33,167	4.67%	28,411	4.00%	$35,514	5.00%
As of December 31, 2010
Total Capital (to Risk-weighted Assets)
Company	$38,410	8.04%	$38,242	8.00%	n/a	n/a
Bank	38,397	8.03%	38,237	8.00%	$47,796	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$32,308	6.76%	$19,121	4.00%	n/a	n/a
Bank	32,297	6.76%	19,119	4.00%	$28,679	6.00%
Tier I Capital (to Average Assets)
Company	$32,308	4.30%	$30,060	4.00%	n/a	n/a
Bank	32,297	4.30%	30,057	4.00%	$37,571	5.00%

The Consent Order requires the Bank to have and maintain Tier I Capital in such an amount as to equal or exceed 8% of the Bank’s total assets and total risk-based capital in such an amount as to equal or exceed 12% of the Bank’s total risk-weighted assets.  We continue to consider plans to secure an equity infusion.  Given the state of equity markets currently, our ability to raise capital in the foreseeable future is unknown.  If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company and the Bank.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

1st Financial Services Corporation (the “Company”) is a North Carolina corporation headquartered in Hendersonville, North Carolina that when it was formed in May 2008 became the sole owner of all of the capital stock of Mountain 1st Bank & Trust Company (the “Bank”). The Bank is a North Carolina state chartered, non-member bank, which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004, and began operations on May 14, 2004. Currently, the Bank conducts business through 12 full-service branch offices located in nine western North Carolina counties.

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

Management has provided the following discussion and analysis to address information about the Company’s financial condition and results of operations which may not otherwise be apparent from the consolidated financial statements included in this Report.  Reference should be made to those statements for an understanding of the following discussion and analysis.  The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto located herein and in the Company’s filing on Form 10-K for the year ended December 31, 2010.

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Those statements may be identified by the use of terms such as “may,” “will,” “should,” “could,” “plans,” “intends,” “anticipates,” “expects”, “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) the impact of the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain; (2) competitive pressure among depository institutions increases significantly; (3) further credit quality deterioration which could cause an increase in the provisions for loan losses; (4) general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are worse than expected; (5) regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank; (6) revenues are lower than expected; (7) the availability of and/or an unexpectedly high cost of additional capital; (8) the effects of the Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums and assessments; (9) the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (10) volatility in the credit or equity markets and its effect on the general economy; (11) demand for the products or services of the Company, as well as its ability to attract and retain qualified people; (12) our failure to meet the capital ratio requirements in the Stipulation to the Issuance of Consent Order (the Stipulation) agreeing to the issuance of a Consent Order (the Consent Order) with the FDIC and the North Carolina Commissioner of Banks (the Commissioner); (13) our failure to comply with the terms of the Written Agreement (the Written Agreement) between the Company and the Federal Reserve Bank of Richmond (the Federal Reserve Bank), including but not limited to the requirement to submit written capital plans to the Federal Reserve Bank; (14) the effect of other requirements in the Consent Order and the Written Agreement to which we are subject and any further regulatory actions; (15) the costs and effects of legal, accounting and regulatory developments and compliance, including the Consent Order and the Written Agreement; (16) premiums for D&O insurance may increase: we may be unable to renew our D&O insurance policy on acceptable terms. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on April 14, 2011 (the “Annual Report”).  The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

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

Regulatory Reform

The Dodd-Frank Act was signed into law on July 21, 2010. The Act is a significant piece of legislation that will have major effects on the financial services industry, including the organization, financial condition and operations of banks and bank holding companies. Management is currently evaluating the impact of the Act and rules that have been promulgated under the Act; however, uncertainty remains as to its operational impact, which could have a material adverse impact on the Company’s business, results of operations and financial condition. Many of the provisions of the Act are aimed at financial institutions that are significantly larger than the Company and the Bank. Notwithstanding this, there are many other provisions that the Company and the Bank are subject to and will have to comply with, including any new rules applicable to the Company and the Bank promulgated by the Bureau of Consumer Financial Protection, a new regulatory body dedicated to consumer protection. As rules and regulations continue to be published by the agencies responsible for implementing and enforcing the Act, the Company and the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

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

Our significant accounting policies are discussed in Note 1 to the audited consolidated financial statements for the year ended December 31, 2010, contained in the Company’s Annual Report.  Of those significant accounting policies, we have determined that accounting for our allowance for loan losses, foreclosed real estate, the realization of our deferred tax asset, and the determination of fair value of financial instruments are deemed critical because of the valuation techniques used and the sensitivity of the amounts recorded in our consolidated financial statements to the methods, assumptions, and estimates underlying these balances.  Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available.  Reference should be made to the Annual Report for a detailed discussion of these critical accounting policies.

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history.  Unemployment is at record levels and both residential and commercial real estate values have been adversely impacted.  With the slowing economy, falling real estate values and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality.  These conditions led to our providing an increase to the allowance for loan losses of $29.9 million in 2009 and suffering a net loss in 2009 of $18.6 million.  During 2010, the Company recorded a $12.5 million provision for loan losses and incurred a net loss of $5.3 million.  Continued weakness in the Western North Carolina real estate markets was the primary reason for the Bank’s increased provision for loan losses and loan charge-offs in 2010.  Although we have experienced some margin improvement and expect to see further improvement through 2011, we also expect to incur increased expense as we manage our troubled assets.  Although we were profitable in the first quarter of 2011, our markets continue to feel the effects of the recession and we do not foresee substantial improvements in either unemployment or real estate values until early 2012, at the earliest.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

The Company believes its current base of business is relatively well diversified as is the general economic base of the region as a whole.  The principal concentration identified by management within the Company’s lending portfolio is in loans secured by real estate.  At March 31, 2011, loans collateralized by real estate, comprise approximately 86% of the Company’s total loan portfolio. Management believes concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral.  These include residential, multifamily and both income-producing and owner-occupied commercial properties. The Company’s loan portfolio includes $111.1 million in loans classified as construction or acquisition and development (of which $47.8 million are land loans) and $173.9 million in loans classified as commercial real estate (CRE), representing 23.2% and 36.3%, respectively of the total portfolio.  By way of comparison, at December 31, 2010, the Company’s loan portfolio included $114.5 million in loans classified as construction or acquisition and development (of which $49.9 million were land loans) and $173.3 million in loans classified as CRE, representing 23.6% and 35.6%, respectively of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios.   At March 31, 2011, loans exceeding regulatory loan-to-value guidelines represented 84.9% of risk-based capital, primarily due to market value declines on the underlying collateral of the Bank’s real estate loan portfolio combined with a lower risk-based capital due to losses incurred in 2009 and 2010.

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

For the first five years of operation, management’s business plan had been predicated upon the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area. However, due to the current economic environment, management does not expect to continue to open new branch offices to augment the current branch network for the foreseeable future and may close certain offices to improve operating efficiencies.  Instead, management will focus on its nonperforming loan portfolio and its other real estate owned, while simultaneously growing existing branches in its primary markets.

The Company’s primary source of revenue is derived from interest income produced through traditional banking activities such as generating loans and earning interest on securities.  Additional sources of income are derived from fees on deposit accounts, Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) loan originations and sales, and residential mortgage origination services.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

Financial Overview

The Company’s total assets were $730.5 million at March 31, 2011, an increase of $5.7 million, from $724.8 million at December 31, 2010.  The Company’s total deposits were $673.5 million at March 31, 2011, a decrease of $790,000, from $674.3 million at December 31, 2010.  Proceeds from secondary market mortgage loan sales combined with loan repayments boosted cash on deposit with the Federal Reserve at quarter end, providing sufficient liquidity to fund $10.2 million of investment securities purchased in March, yet not funded until April 2011, combined with providing liquidity to meet depositor needs in April, a month in which nearly $68 million in certificates of deposit mature.  Overall growth plans have now been purposely slowed in response to the Bank’s asset quality deterioration, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements.  The Company expects declines in total assets throughout the remainder of 2011 as $41.7 million in brokered certificates of deposit mature and are not renewed.

Investment securities climbed by $5.8 million, or 4.2%, from $138.7 million at December 31, 2010, to $144.5 million at March 31, 2011.  During the first quarter of 2011, gross loans, excluding loans held for sale, decreased by $7.0 million, or 1.4% from $486.2 million at December 31, 2010 to $479.2 million at March 31, 2011, as management purposely slowed loan growth in response to current economic conditions.  During the same period, deposits decreased by only $790,000 to $673.5 million on March 31, 2011, compared with $674.3 million at the end of 2010. The Company’s loan-to-asset ratio decreased from 67.1% at December 31, 2010, to 65.6% at March 31, 2011, principally reflecting an increase in loan repayments over loan production.

During the first quarter of 2011, the Company recorded net income of $602,000, compared to net income of $348,000 for the 2010 first quarter.  Net interest income for the quarter increased slightly to $5.1 million, compared with $5.0 million for the first quarter of 2010, despite the adverse impact of nonaccrual loans and historically low interest rates.  The Company’s net interest margin increased to 3.02%, compared with 2.51% for the first quarter of 2010, primarily as a result of higher levels of investment securities, combined with lower rates on deposits.  Provision for loan losses was $686,000 for the first quarter of 2011, compared to $300,000 for the first quarter of 2010.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve and continue to experience financial difficulties and real estate values continue to decline.   Noninterest income for the quarter totaled $1.7 million, compared to $1.2 million recorded during the first quarter of 2010, driven by increased USDA loan sale gains and mortgage services revenue.  Noninterest expense for the first quarter decreased to $5.2 million in comparison to $5.4 million for the first quarter of 2010. The decrease in noninterest expense was driven primarily by strong cost control efforts leading to declines in all operating expense categories, including salary and occupancy costs as a result of the closure of two branches in the first quarter of 2011 and lower deposit insurance premiums due to a decline in the Bank’s deposit base.  These cost savings were mostly offset by significantly higher problem asset management costs and holding costs of and losses on the sale of other real estate owned.  The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.

Loans

Net loans outstanding, excluding loans held for sale, were $465.3 million at March 31, 2011, compared to $470.0 million on December 31, 2010, a decrease of $4.7 million, or 1.0%.  Before the allowance for loan losses, loans receivable decreased $7.0 million, or 1.4%, from $486.2 million at December 31, 2010, to $479.2 million at March 31, 2011.  Following is a summary of loans, excluding loans held for sale.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

(in thousands)
	March 31,	December 31,
	2011	2010
Real estate:
Construction and development	$111,145	$114,532
1-4 family residential	120,395	120,217
Mutlifamily	5,883	6,417
Farmland	960	965
Nonfarm, nonresidential	173,874	173,326
Total real estate	412,257	415,457
Commercial and industrial loans	62,728	66,254
Consumer	4,194	4,484
	479,179	486,195
Allowance for loan losses	(13,905)	(16,191)
Total	$465,274	$470,004

Of our outstanding loans, $31.2 million are attributable to a relationship that has been established with Live Oak Bank, a de novo state chartered bank located in eastern North Carolina. Live Oak Bank focuses on the origination and servicing of loans to small businesses, primarily small business loans guaranteed by the SBA. The Bank has worked with Live Oak Bank since its inception to originate loans.  Although the Company may purchase additional loans, the Bank also originates, services, and sells USDA and SBA loans on its own.  We expect to continue originating both SBA and USDA loans and management feels this will positively impact future earnings.

Management expects loan growth will continue to be muted during the remainder of 2011 and into early 2012 as a result of the economic uncertainties that are expected to persist for the foreseeable future.

Deposits

Total deposits at March 31, 2011 were $673.5 million, down only slightly from $674.3 million on December 31, 2010.  During the first three months of 2011, demand deposits increased $6.2 million and savings deposits increased $5.1 million, while interest-bearing checking accounts declined by $3.9 million and certificates of deposits declined by $8.3 million. Through our branch network, the Bank continues to attract new depository customers seeking value-added service.  In addition to attracting new core deposit customers, our existing customers, in this low interest rate environment, are exhibiting a preference to maintaining their funds in short-term liquid investments, such as our savings and money market deposit accounts.  As a consequence, customers are often taking the funds from maturing certificates and depositing them into savings, checking, and money market accounts.  Some customers are also beginning to transfer their liquid funds back into the stock markets.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

Borrowings

As of March 31, 2011, the Company had total borrowings of $4.8 million, compared to $8.3 million at December 31, 2010.  Borrowings from the Federal Home Loan Bank remained constant at $4.0 million, while securities sold under agreements to repurchase increased by $164,000.  USDA loans of $3.6 million sold in the fourth quarter of 2010 were treated as secured borrowings at December 31, 2010.  The sale is completed with derecognition of the loans and the secured borrowing liability occurring after expiration of the 90-day guarantee period.

Stockholders’ Equity

Consolidated stockholders’ equity increased to $37.6 million at March 31, 2011, compared to $37.3 million at December 31, 2010, representing 5.1% of total assets for each period.  The Company’s net income of $602,000 for the first three months of 2011, partially offset by a $269,000 increase in net unrealized losses on available-for-sale securities (net of income taxes) were the primary factors contributing to the increase. Book value was $4.29 per common share at March 31, 2011, an increase of $0.06, compared to $4.23 per common share at December 31, 2010.

No cash dividends have been declared on common stock during 2011, and management does not anticipate cash dividends on common stock for the foreseeable future.  Further, in February 2011, the Company deferred the $205,000 payment of cash dividends on its preferred stock.  The Company expects to again defer the $205,000 payment of the preferred dividend in May 2011, in order to preserve capital.

As of March 31, 2011, the Bank’s primary regulator categorized the Bank as “adequately-capitalized” under the regulatory framework for prompt corrective action.  Actual capital amounts and ratios for the Company and the Bank at March 31, 2011 and December 31, 2010 are presented in the following table.

(dollars in thousands)
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital (to Risk-weighted Assets)
Company	$39,144	8.43%	$37,150	8.00%	n/a	n/a
Bank	39,072	8.41%	37,149	8.00%	$46,436	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$33,239	7.16%	$18,575	4.00%	n/a	n/a
Bank	33,167	7.14%	18,575	4.00%	$27,862	6.00%
Tier I Capital (to Average Assets)
Company	$33,239	4.68%	$28,414	4.00%	n/a	n/a
Bank	33,167	4.67%	28,411	4.00%	$35,514	5.00%
As of December 31, 2010
Total Capital (to Risk-weighted Assets)
Company	$38,410	8.04%	$38,242	8.00%	n/a	n/a
Bank	38,397	8.03%	38,237	8.00%	$47,796	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$32,308	6.76%	$19,121	4.00%	n/a	n/a
Bank	32,297	6.76%	19,119	4.00%	$28,679	6.00%
Tier I Capital (to Average Assets)
Company	$32,308	4.30%	$30,060	4.00%	n/a	n/a
Bank	32,297	4.30%	30,057	4.00%	$37,571	5.00%

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

The Consent Order requires the Bank to have and maintain Tier I Capital in such an amount as to equal or exceed 8% of the Bank’s total assets and total risk-based capital in such an amount as to equal or exceed 12% of the Bank’s total risk-weighted assets.  We continue to consider plans to secure an equity infusion. Given the state of equity markets currently, our ability to raise capital in the foreseeable future is unknown.  If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company and the Bank.

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

Although management believes the Company appropriately reserved for our problem assets at year-end 2010, we nonetheless continue to experience the effects of asset devaluation in our markets as the economy and businesses struggle to recover.  We have allocated significant additional resources toward expeditious resolution of our nonperforming loans and those assets we have foreclosed upon.  We anticipate additional provisioning and charge-offs during 2011 to stay ahead of this resolution process.  As of March 31, 2011, nonperforming assets were $50.3 million, up $5.2 million from $45.1 million at December 31, 2010.  As a percentage of period-end portfolio loans and other real estate, nonperforming assets were 10.37% at March 31, 2011, versus 9.14% at year-end 2010.  The allowance for loan losses as of percentage of period-end portfolio loans stood at 2.90% at March 31, 2011, down from 3.33% at December 31, 2010, mainly reflecting $3.0 million in net charge-offs taken during the first quarter, for which the related reserves were principally established at December 31, 2010. The adverse effect of the net charge-offs was partially offset by a decline in outstanding loan balances.  Management expects the level of nonperforming assets to remain at elevated levels through much of 2011.  The Company has seen its level of loans 30-89 days past due decline significantly in recent months.  As of March 31, 2011, loans 30-89 days past due were $3.0 million, compared to $7.2 million at December 31, 2010 and $14.1 million at September 30, 2010.

The provision for loan losses was $686,000 for the first quarter of 2011, compared to $300,000 for the 2010 first quarter, while net charge-offs were $3.0 million in the 2011 period, compared to net charge-offs of $2.8 million in the 2010 period.  The charge-offs in each first quarter resulted principally from recognition of losses previously reserved for as these loans were worked through the Bank’s asset resolution process.  In addition, as part of this resolution process, management provides for additional losses through increases to its allowance for loan losses.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

The following table provides additional information about the Bank’s nonperforming assets.

(dollars in thousands)
	March 31,	December 31,
	2011	2010
Nonaccrual loans	$44,371	$37,799
Loan past due 90 or more days and still accruing interest	-	5
Total nonperforming loans	44,371	37,804
Foreclosed real estate	5,942	7,314
Repossessed assets	7	7
Total nonperforming assets	$50,320	$45,125
Allowance for loan losses	$13,905	$16,191
Nonperforming loans to period-end loans,
excluding loans held for sale	9.26%	7.78%
Allowance for loan losses to period-end loans,
excluding loans held for sale	2.90%	3.33%
Nonperforming assets as a percentage of:
Loans and foreclosed real estate	10.37%	9.14%
Total assets	6.89%	6.23%
Ratio of allowance for loan losses to nonperforming loans	31.3%	42.8%

Restructured Loans Accruing Interest.  On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreements, has been demonstrated over several payment cycles.  Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions.  Restructured loans totaled $9.2 million at March 31, 2011 compared to $9.4 million at December 31, 2010.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

Loan loss experience for the three months ended March 31, 2011 and 2010, is presented below.

(dollars in thousands)
	Three Months Ended March 31
	2011	2010
Balance at beginning of the period	$16,191	$28,231
Provision for loan losses	686	300
Charge-offs
Construction and development	2,096	990
1-4 family residential	297	1,339
Multifamily	-	184
Nonfarm, non residential	32	216
Total real estate	2,425	2,729
Commercial	573	282
Consumer	17	175
Total charge-offs	3,015	3,186
Recoveries
Construction and development	-	327
1-4 family residential	3	3
Nonfarm, non residential	-	-
Total real estate	3	330
Commercial	36	13
Consumer	4	3
Total recoveries	43	346
Net charge-offs	2,972	2,840
Balance at end of period	$13,905	$25,691
Average loans, excluding loans held for sale	$481,768	$548,946
Period end loans, excluding loans held for sale	$479,179	$539,318
Net charge-offs to average loans,
excluding loans held for sale (1)	2.47%	2.07%
Allowance for loan losses to period end loans,
excluding loans held for sale	2.90%	4.76%

(1) Annualized

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

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

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the March 31, 2011, allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

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

We believe the allowance for loan losses at March 31, 2011, is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to us at the time of the issuance of our consolidated financial statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required.  Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses.  Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown.

Allocation of the Allowance for Loan Losses
(dollars in thousands)
	March 31, 2011		December 31, 2010
		Percent		Percent
		of Total		of Total
	Amount	Loans (1)	Amount	Loans (1)
Construction loans	$5,758	23.2%	$8,499	23.6%
1-4 family residential	4,005	25.1%	4,370	24.7%
Multifamily	32	1.2%	35	1.3%
Farmland	13	0.2%	12	0.2%
Nonfarm, nonresidential	1,693	36.3%	1,798	35.7%
Total real estate loans	11,501	86.0%	14,714	85.5%
Commercial and industrial loans	2,341	13.1%	1,413	13.6%
Consumer	63	0.9%	64	0.9%
Unallocated	-	-	-	-
Total	$13,905	100.0%	$16,191	100.0%

(1)	Percent of loans in each category to total loans

Impaired Loans.  Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, Management measures the impairment in accordance with generally accepted accounting principles.  The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals.  As of March 31, 2011, impaired loans totaled $83.9 million.  Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $9.7 million.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

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

Results of Operations

Three Months Ended March 31, 2011, Compared to the Three Months Ended March 31, 2010

Summary

The Company recorded net income of $602,000 for the first quarter of 2011, compared with net income of $348,000 for the same quarter in 2010.  Net income available to common stockholders, after the effect of preferred stock dividends, was $348,000 for the first quarter of 2011, or $0.07 per diluted share, an improvement of $254,000, or $0.05 per diluted share, compared with net income available to common shareholders of $94,000, or $0.02 per diluted share, in the year-ago quarter.

Increased net income in 2011 first quarter was driven principally by greater noninterest income, attributable to USDA/SBA loan sale and servicing revenue and mortgage services revenue combined with controlled noninterest expense, the effect of which was partially offset by a higher provision for loan losses.

Net Interest Income

Net interest income for the quarter increased slightly to $5.1 million, compared with $5.0 million for the first quarter of 2010, despite the adverse impact of nonaccrual loans and historically low interest rates.  Although average earning assets declined $119.9 million between quarters, the Company’s net interest margin improved to 3.02%, from 2.51% for the first quarter of 2010.  The significant margin improvement resulted from a 30 basis point increase in the average yield on earning assets to 4.25% due to a shift in the composition of the assets, and a 25 basis point reduction in the average cost of funds to 1.37%.  The lower cost of funds was also due to a change in our mix of deposits.  Despite quarter over quarter improvements in net interest margin, the Company’s decision to build and maintain a significant liquidity position in an uncertain regulatory and economic environment, continues to have an adverse impact on the net interest margin.  The net interest margin will also be negatively affected if the economic environment remains sluggish, loan originations slow further, and nonaccrual loans continue at higher levels.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

The following table illustrates the Company’s yield on earning assets and cost of funds for the three-month periods ended March 31, 2011 and 2010.

Average Balances and Net Interest Income
(dollars in thousands)
	Three Months Ended March 31
	2011			2010
	Average	Interest		Average	Interest
	Daily	Income/	Average	Daily	Income/	Average
	Balance	Expense(1)(2)	Rate	Balance	Expense(1)(2)	Rate
Interest-earning assets
Loans and loans held for sale	$485,874	$6,082	5.01%	$552,016	$7,175	5.20%
Investment securities	141,406	1,004	2.84%	102,646	544	2.12%
Due from Federal Reserve Bank	36,729	21	0.23%	135,729	78	0.23%
Interest-earning cash deposits	6,474	18	1.13%	54	-	-%
Total interest-earning assets	670,483	7,125	4.25%	790,445	7,797	3.95%

Noninterest-earning assets:
Cash and due from banks	15,802			10,023
Property and equipment	5,795			5,842
Interest receivable and other	22,734			4,815
Total noninterest-earning assets	44,331			20,680
Total assets	$714,814			$811,125

Interest-bearing liabilities
NOW accounts	62,905	48	0.31%	60,131	52	0.35%
Money markets	48,370	130	1.09%	43,387	152	1.42%
Savings deposits	113,291	296	1.06%	89,922	246	1.11%
Time deposits	374,217	1,556	1.69%	435,912	2,174	2.02%
Federal funds purchased/repurchase agreements	864	2	0.94%	1,043	2	0.78%
Borrowings	3,953	11	1.13%	70,000	179	1.04%
Total interest-bearing liabilities	603,600	2,043	1.37%	700,395	2,805	1.62%

Noninterest-bearing liabilities:
Demand deposits	68,502			61,553
Interest payable and other	5,441			5,101
Total noninterest-bearing liabilities	73,943			66,654
Total liabilities	677,543			767,049

Stockholders' equity	37,271			44,076
Total liabilities and stockholders' equity	$714,814			$811,125

Net interest income and interest rate spread		$5,082	2.88%		$4,992	2.32%

Net yield on average interest-earning assets			3.02%			2.51%

Ratio of average interest-earning assets to
average interest-bearing liabilities	111.08%			112.86%

(1)	Interest income includes amortization of deferred loan fees, net.
(2)	Nonaccrual loans are included in gross loans but interest is not included in interest income.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar change in both.

Volume and Rate Variance Analysis
(in thousands)
	Three Months Ended March 31			Three Months Ended March 31
	2011 vs 2010			2010 vs 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, including loans held for sale	$(835)	$(258)	$(1,093)	$(423)	$(199)	$(622)
Investment securities	242	218	460	152	(516)	(364)
Federal funds sold	-	-	-	(2)	-	(2)
Due from Federal Reserve Bank	(57)	-	(57)	78	-	78
Interest-bearing bank deposits	15	3	18	-	-	0
Total interest income	(635)	(37)	(672)	(195)	(715)	(910)
Interest expense:
NOW accounts	$2	$(6)	$(4)	$(2)	$-	$(2)
Money markets	16	(38)	(22)	(2)	(1)	(3)
Savings deposits	62	(12)	50	86	(129)	(43)
Time deposits	(284)	(334)	(618)	1,163	(1,628)	(465)
Federal funds purchased and securities
sold under agreements to repurchase	-	-	-	(1)	-	(1)
Other borrowings	(197)	29	(168)	-	129	129
Total interest expense	(401)	(361)	(762)	1,244	(1,629)	(385)
Net increase (decrease) in net interest income	$(234)	$324	$90	$(1,439)	$914	$(525)

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

Provision for loan losses for the three months ended March 31, 2011, totaled $686,000, an increase of $386,000 from $300,000 for the comparable 2010 quarter.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

Noninterest Income

Noninterest income for the three months ended March 31, 2011, totaled $1.7 million, compared with $1.2 million for the same quarter in 2010.  The two primary components of noninterest income are income derived from mortgage loan originations and service charges on deposit accounts, which contributed $570,000 and $591,000, respectively, to noninterest income while other service charges, increases in the cash surrender value of bank-owned life insurance, and net realized gains on the sale USDA/SBA loans contributed $147,000, $107,000, and $212,000, respectively during the quarter ending March 31, 2011. During the same period in 2010, income derived from mortgage loan originations of $323,000 and service charges on deposits in the amount of $535,000 were the major components of noninterest income, while other service charges, increases in the cash surrender value of bank-owned life insurance and net gains on the sale of investment securities added $111,000, $113,000, and $123,000 respectively, to noninterest income.

Noninterest Income
(in thousands)
	Three Months Ended March 31
	2011	2010
Service charges on deposit accounts	$591	$535
Mortgage services revenue	570	323
Other service charges and fees	147	111
Increase in cash surrender value of life insurance	107	113
Gain on sale of investment securities, net	9	123
USDA/SBA loan sale and servicing revenue	212	21
Other income	29	5
Total	$1,665	$1,231

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

Noninterest Expense

Noninterest expense of $5.2 million for the first quarter of 2011 was $206,000 lower than noninterest expense of $5.4 million in the 2010 first quarter.  The decrease in noninterest expense was driven primarily by strong cost control efforts leading to declines in all operating expense categories, including salary and occupancy costs as a result of the closure of two branches in the first quarter of 2011 and lower deposit insurance premiums due to a decline in the Company’s deposit base.  These cost savings were mostly offset by significantly higher problem asset management costs, principally appraisal fees and legal fees, and holding costs of and losses on the sale of other real estate owned.  The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.

Noninterest Expense
(in thousands)
	Three Months Ended March 31
	2011	2010
Salaries and employee benefits	$2,352	$2,456
Occupancy	368	416
Equipment	245	324
Advertising	52	148
Data processing and telecommunications	511	481
Deposit insurance premiums	550	660
Professional fees	157	235
Printing and supplies expense	44	68
Foreclosed real estate	361	194
Loan legal	130	29
Loan appraisal	86	34
Corporate insurance	51	18
Other	311	361
Total	$5,218	$5,424

During the first quarter of 2011, the Company recorded income tax expense of $241,000 based on pre-tax income of $843,000, equating to an effective tax rate of 28.6%.  For the first quarter of 2010, the Company recorded income tax expense of $151,000 based on pre-tax income of $499,000, equaling an effective tax rate of 30.3%.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

Liquidity

A function of the Company’s Asset-Liability Management Committee is evaluating the current liquidity of the Bank and identifying and planning for future liquidity needs. Such needs primarily consist of insuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities.  Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities.  On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB), as well as the ability to generate funds through the issuance of long-term debt and equity. The Bank’s “on balance sheet” liquidity ratio was 25% at March 31, 2011.  Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs.  The Company, however, has limited sources of revenue, and the Written Agreement and the Consent Order do not permit the payment of dividends by the Bank to the Company.  Without this primary source of revenue from the Bank, the Company expects to continue to defer the payment of dividends on its Preferred Stock.

Total deposits were $673.5 million at March 31, 2011, down slightly from $674.3 million at December 31, 2010.  Deposit growth and retention within the Bank’s retail branch bank network was sufficient to meet the Company’s funding requirements during 2010 and into 2011.  In prior years, the Bank used brokered deposits as a supplemental liquidity source. In addition, the Consent Order prohibits the Bank from soliciting and accepting additional brokered CDs (including the renewal of existing brokered CDs) without prior approval from the FDIC and limits the rates the Bank can offer on its deposit products.  At March 31, 2011, brokered deposits totaled $41.7 million, compared to $42.4 million at December 31, 2010.  The majority of the Bank’s brokered deposits mature in 2011, and it is expected sufficient funds will be available from cash on hand, investment security repayments, and loan repayments to fund the Bank’s obligations. At March 31, 2011, time deposits represented 55.4% of the Bank’s total deposits, compared to 56.6% at December 31, 2010.  Certificates of deposit of $100,000 or more represented 25.7% of the Bank’s total deposits at March 31, 2011, down from 26.9% at year-end 2010.  Management believes a sizeable portion of the Bank’s time deposits are relationship-oriented, and based upon prior experience, anticipates a substantial portion of outstanding certificates of deposit will renew upon maturity.  Deposit retention is also influenced by limits on the rates the Bank can offer.

Wholesale borrowings, an additional source of liquidity for the Bank, totaled $3.9 million at both March 31, 2011 and December 31, 2010 and were comprised solely of advances from the FHLB. Management expects to continue to use wholesale borrowings and potentially other wholesale sources of funding, as allowed under the Consent Order, to supplement deposits generated from the Bank’s branch network and assist in managing the overall cost of funds.  As of March 31 2011, loan collateral has been pledged to the FHLB to borrow an additional $6.0 million. In April 2011, additional loans totaling $18.9  million were delivered to the FHLB to serve as collateral if additional borrowings are necessary to meet funding needs.  Secured borrowings lines with two financial institutions totaling $12.0 million are also available to meet liquidity needs.

Capital Resources

At March 31, 2011, the Company’s equity totaled $37.6 million, compared to $37.3 million at December 31, 2010.  The $300,000 increase in equity is primarily attributable to the Company’s 2011 net income, partially offset by an increase in the unrealized losses on the investment securities portfolio.  The Company’s equity to asset ratio on those dates was 5.2%. The Company is subject to minimum capital requirements, which are further discussed in “PART 1, ITEM 1 - Business — Supervision and Regulation” of the Company’s Annual Report.

All capital ratios categorize the Company as “adequately capitalized” by regulatory measures at March 31, 2011.  The Company’s regulatory capital ratios as of that date consisted of a leverage ratio of 4.68%, a Tier I risk-based capital ratio of 7.16%, and a total risk-based capital ratio of 8.43%.  At December 31, 2010, these ratios were 4.30%, 6.76% and 8.04%, respectively. Pursuant to the Consent Order and Written Agreement, the Bank is required to develop and adopt a plan for achieving and maintaining capital ratios in excess of the minimum thresholds for the Bank to be well-capitalized, specifically Tier 1 capital of at least 8% of total assets and a total risk based capital ratio of at least 12%.  We continue to consider plans to secure an equity infusion.  Given the state of equity markets currently, our ability to raise capital in the foreseeable future is unknown.  If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company and the Bank.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

Note 16 to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of March 31, 2011 and December 31, 2010.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2011

The following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 200, 300, and 400 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates as of March 31, 2011. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management’s assumptions may or may not prove valid.  No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.  Although measured, we believe the downward movements included below are neither realistic nor anticipated in the current historically low interest rate environment.

	Percentage Change in Net Interest Income from Base
	Immediate Shock		Gradual Ramp
Interest Rate Scenario (1)	12 Months	24 Months	12 Months	24 Months
	Column 1	Column 2	Column 3	Column 4
Up 400 basis points	10.5%	1.5%	5.5%	9.5%
Up 300 basis points	8.3%	1.7%	4.0%	7.2%
Up 200 basis points	6.0%	1.9%	2.9%	5.2%
Base	-	-	-	-
Down 200 basis points	-16.4%	-15.8%	-4.3%	-6.9%
Down 300 basis points	-28.9%	-32.2%	-5.5%	-13.7%
Down 400 basis points	-29.4%	-33.5%	-9.9%	-22.2%

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

No change in our internal control over financial reporting was identified that occurred during the Company’s first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

1st Financial Services Corporation (Registrant)

Date: May 16, 2011	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

Date: May 16, 2011	By:	/s/ Holly L. Schreiber
Holly L. Schreiber
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber

32.01	Rule 1350 Certifications