Form 10-Q
period 2011-06-30
1st Financial Services CORP
filed 2011-08-11
CIK 1434743

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Common Stock, $5 par value
5,168,546 shares outstanding as of August 5, 2011

1st Financial Services Corporation
Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1st Financial Services Corporation
Consolidated Balance Sheets
June 30, 2011 (Unaudited) and December 31, 2010

(dollars in thousands, except share and per share data)	June 30, 2011	December 31, 2010
Assets
Cash and noninterest-bearing bank deposits	$15,466	$14,783
Due from Federal Reserve Bank	37,810	36,140
Interest-bearing deposits with banks	6,366	6,475
Total cash and cash equivalents	59,642	57,398
Investment securities available for sale	157,704	130,414
Investment securities held to maturity (fair value of $4,044
at June 30, 2011 and $2,742 at December 31, 2010)	3,964	2,765
Restricted equity securities	4,595	5,516
Loans held for sale	3,746	11,026
Portfolio loans	460,443	486,195
Allowance for loan losses	(11,812)	(16,191)
Net portfolio loans	448,631	470,004
Bank-owned life insurance	12,736	12,517
Property and equipment, net	5,398	5,928
Accrued interest receivable	2,437	2,356
Investment in real estate partnership	6,356	6,356
Foreclosed real estate	8,255	7,314
Deferred income taxes	9,588	10,073
Other assets	866	3,137
Total assets	$723,918	$724,804

Liabilities and Stockholders’ Equity
Liabilities
Demand deposits	$71,210	$65,398
NOW accounts	64,371	66,831
Savings deposits	125,585	111,553
Money market accounts	51,299	48,801
Time deposits under $100	197,846	200,061
Time deposits of $100 and greater	166,644	181,693
Total deposits	676,955	674,337

Federal funds purchased and securities sold under agreements to repurchase	812	704
Accrued interest payable	1,198	1,865
Other borrowings	3,952	7,571
Other liabilities	2,539	2,995
Total liabilities	685,456	687,472

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized;
16,369 shares issued and outstanding	15,887	15,786
Common stock, $5.00 par value; 35,000,000 shares authorized;
5,168,546 and 5,097,058 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	25,843	25,485
Common stock warrant	1,016	1,016
Additional paid-in capital	17,148	17,533
Retained deficit	(21,570)	(21,563)
Accumulated other comprehensive gain (loss)	138	(925)
Total stockholders’ equity	38,462	37,332
Total liabilities and stockholders’ equity	$723,918	$724,804

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands, except per share data)	2011	2010	2011	2010

Interest income
Loans and fees on loans	$6,039	$7,013	$12,121	$14,188
Investment securities	1,129	615	2,142	1,158
Due from Federal Reserve Bank	21	62	42	141
Interest-earning deposits with banks	22	4	40	4
Total interest income	7,211	7,694	14,345	15,491
Interest expense
Deposits	1,891	2,536	3,921	5,160
Federal funds purchased and securities sold under
agreements to repurchase	1	1	3	3
Other borrowings	6	93	17	272
Total interest expense	1,898	2,630	3,941	5,435
Net interest income	5,313	5,064	10,404	10,056
Provision for loan losses	2,120	720	2,806	1,020
Net interest income after provision for loan losses	3,193	4,344	7,598	9,036
Noninterest income
Service charges on deposit accounts	624	579	1,215	1,114
Mortgage services revenue	423	495	993	818
Other service charges and fees	152	119	299	230
Increase in cash surrender value of life insurance	112	117	219	230
Gains on sales of investment securities, net	-	377	-	500
USDA/SBA loan sale and servicing revenue	12	108	224	129
Other income	49	25	78	30
Total noninterest income	1,372	1,820	3,028	3,051
Noninterest expense
Salaries and employee benefits	2,106	2,675	4,458	5,131
Occupancy	219	423	587	839
Equipment	240	315	485	639
Advertising	76	124	128	272
Data processing and telecommunications	525	504	1,036	985
Deposit insurance premiums	408	420	958	1,080
Professional fees	74	326	231	561
Printing and supplies	37	66	81	134
Dues and subscriptions	47	47	96	93
Postage	44	22	82	54
Foreclosed real estate	411	167	772	361
Loss on sale of repossessed assets	2	9	2	9
Debt extinguishment expense	-	66	-	66
Loan legal	115	122	245	151
Loan appraisal	58	9	144	43
Other loan related expense	972	6	983	12
Corporate insurance	56	28	107	46
Other	211	302	424	579
Total noninterest expense	5,601	5,631	10,819	11,055
Income (loss) before income taxes	(1,036)	533	(193)	1,032
Income tax expense (benefit)	(528)	168	(287)	319
Net income (loss)	(508)	365	94	713
Accretion of preferred stock to redemption value	51	51	101	101
Dividends on preferred stock	205	205	409	409
Net income (loss) available to common stockholders	$(764)	$109	$(416)	$203

Basic net income (loss) per share	$(0.15)	$0.02	$(0.08)	$0.04
Diluted net income (loss) per share	$(0.15)	$0.02	$(0.08)	$0.04
Basic weighted average shares outstanding	5,143,360	5,024,482	5,115,364	5,021,167
Diluted weighted average shares outstanding	5,143,360	5,024,482	5,115,364	5,022,939

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2011 and 2010

	Common Stock			Preferred Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income
(dollars in thousands, except share data)	Shares	Amount	Warrant	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance, December 31, 2009	5,010,117	$25,050	$1,016	16,369	$15,583	$17,804	$(15,648)	$(43)	$43,762
Issuance of common stock pursuant to employee stock purchase plan	12,834	64	-	-	-	(38)	-	-	26
Issuance of common stock pursuant to restricted stock plan	60,165	301	-	-	-	(290)	-	-	11
Compensation expense related to stock option plan	-	-	-	-	-	23	-	-	23
Compensation expense related to restricted stock plan	-	-	-	-	-	44	-	-	44
Preferred dividend	-	-	-	-	-	-	(409)	-	(409)
Accretion of preferred stock to redemption value	-	-	-	-	101	-	(101)	-	-
Comprehensive income
Net income	-	-	-	-	-	-	713	-	713
Net unrealized gain on investment securities
available for sale, net of income taxes of $291	-	-	-	-	-	-	-	464	464
Reclassification adjustment for gains								-
included in net income, net of income taxes of $(193)	-	-	-	-	-	-	-	(307)	(307)
Total comprehensive income	-	-	-	-	-	-	-	-	870
Balance, June 30, 2010	5,083,116	$25,415	$1,016	16,369	$15,684	$17,543	$(15,445)	$114	$44,327

Balance, December 31, 2010	5,097,058	$25,485	$1,016	16,369	$15,786	$17,533	$(21,563)	$(925)	$37,332
Issuance of common stock pursuant to restricted stock plan	86,488	433	-	-	-	(433)	-	-	-
Common stock cancelled pursuant to restricted stock plan	(15,000)	(75)	-	-	-	63	-	-	(12)
Forfeiture of nonvested stock options	-	-	-	-	-	(40)	-	-	(40)
Compensation expense related to restricted stock plan	-	-	-	-	-	24	-	-	24
Compensation expense related to stock option plan	-	-	-	-	-	1	-	-	1
Accretion of preferred stock to redemption value	-	-	-	-	101	-	(101)	-	-
Comprehensive income
Net income	-	-	-	-	-	-	94	-	94
Net unrealized gain on investment securities
available for sale, net of income taxes of $667	-	-	-	-	-	-	-	1,063	1,063
Total comprehensive income	-	-	-	-	-	-	-	-	1,157
Balance, June 30, 2011	5,168,546	$25,843	$1,016	16,369	$15,887	$17,148	$(21,570)	$138	$38,462

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Six Months Ended June 30
(dollars in thousands)	2011	2010

Cash flows from operating activities
Net income	$94	$713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	537	612
Provision for loan losses	2,806	1,020
Deferred income taxes	182	1,635
Amortization of premium on securities, net of discount accretion	267	735
Origination of held-for-sale loans	(40,053)	(34,743)
Proceeds from sales of held-for-sale loans	48,249	37,522
Net gains on sales of investment securities	-	(500)
Net gains on sales of USDA and SBA loans	(201)	(129)
Net gains on sales of held-for-sale loans	(916)	(912)
Net (gain) loss on sale of foreclosed real estate	321	(9)
Net loss on sale of repossessed assets	2	9
Net loss on sale or disposal of equipment	2	59
Stock compensation expense (benefit)	(16)	23
Writedown of foreclosed real estate	520	141
Increase in cash surrender value of bank-owned life insurance	(219)	(230)
Changes in assets and liabilities:
Accrued interest receivable	(81)	(22)
Other assets	1,904	(191)
Accrued interest payable	(667)	702
Other liabilities	(456)	(307)
Net cash provided by operating activities	12,275	6,128
Cash flows from investing activities
Purchases of investment securities available for sale	(50,764)	(95,828)
Sales of investment securities available for sale	-	34,330
Maturities of investment securities available for sale	5,177	7,885
Calls of investment securities available for sale	19,751	-
Purchases of investment securities held to maturity	-	(4,232)
Maturities of investment securities held to maturity	50	50
Redemptions of restricted equity securities	921	-
Proceeds from sale of branch	-	4,512
Proceeds from sale of other real estate	1,230	1,645
Improvements to foreclosed assets	-	(219)
Net decrease in loans	14,506	20,233
Purchases of property and equipment	(9)	(72)
Net cash used in investing activities	(9,138)	(31,696)
Cash flows from financing activities
Proceeds from the issuance of common stock	-	81
Net increase in deposits	2,618	11,544
Net increase (decrease) in securities sold under agreements
to repurchase and federal funds purchased	108	(439)
Net decrease in other borrowings	(3,619)	(17,225)
Dividends paid on preferred stock	-	(409)
Net cash used in financing activities	(893)	(6,448)
Net increase (decrease) in cash and cash equivalents	2,244	(32,016)
Cash and cash equivalents, beginning of year	57,398	121,830
Cash and cash equivalents, end of year	$59,642	$89,814

Supplemental disclosure of cash flow information
Transfer of loans to foreclosed real estate	$3,012	$7,707
Transfer of loans to repossessed assets	-	72
Transfer of loans to held-to-maturity securities	1,250	-
Sales of nonaccrual loans	1,230	-

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements.  In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of the Company as of June 30, 2011, its results of operations for the three- and six-month periods ended June 30, 2011 and 2010 and its cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2011 and 2010.

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
June 30, 2011

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

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both elements must be present. Disclosures related to TDRs under ASU 2010-20 are effective for the Company beginning this reporting period, and are included in Note 5 to the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

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

Although the Bank neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Consent Order, which requires the Bank or its Board of Directors to undertake a number of actions:

●	enhance its supervision of the Bank’s activities.

●	assess the management team to ensure executive officers have the skills, training, abilities, and experience needed.

●
develop and implement a plan for achieving and maintaining Tier 1 Capital of at least 8% of total assets, a Total Risk Based Capital Ratio of at least 12%, and a fully funded allowance for loan and lease losses.

●	strengthen the Allowance policy of the Bank.

●	develop and implement a strategic plan.

●	not extend additional credit to any borrower who had a loan with the Bank that was charged off or who has a current loan that is classified “Loss” or “Doubtful”.

●	formulate a detailed plan to collect, charge off or improve the quality of each of its “Substandard” or “Doubtful” loans.

●	reduce loans in excess of $250,000 and classified as “Substandard” or “Doubtful” in accordance with a schedule required by the supervisory authorities.

●	cause full implementation of its loan underwriting, loan administration, loan documentation, and loan portfolio management policies.

●	adopt a loan review and grading system.

●	develop a plan to systematically reduce the concentration in a limited group of borrowers.

●	enhance its review of its liquidity and implement a liquidity contingency and asset/liability management plan.

●	implement a plan and 2010 budget designed to improve and sustain earnings.

●	implement internal routine and control policies addressing concerns to enhance its safe and sound operation.

●	implement a comprehensive internal audit program and cause an effective system of internal and external audits to be in place.

●	implement a policy for managing its “owned real estate”.

●	forebear from soliciting and accepting “brokered deposits” without approval.

●	limit growth to 10% per year.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

●	not pay dividends without prior approval.

●	implement policies to enhance the handling of transactions with officers and directors.

●	correct any violations of laws and regulations.

●	make quarterly progress reports.

The foregoing description is a summary of the material terms of the Consent Order and is qualified in its entirety by reference to the Consent Order.  The Consent Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

The plans, policies, and procedures which the Bank is required to prepare under the Consent Order are subject to approval by the supervisory authorities before implementation.  During the period a consent order, having the general provisions discussed above, is in effect, the financial institution is discouraged from requesting approval to either expand through acquisitions or open additional branches.  Accordingly, the Bank will defer expanding its current markets or entering into new markets through acquisition or branching until the Consent Order is terminated.

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

Although the Company neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Written Agreement, which requires it to undertake a number of actions, including, among other things that the Company or its Board of Directors shall:

●	take appropriate steps to fully utilize the Company’s financial and managerial resources, to serve as a source of strength to the Bank.

●	not declare or pay any dividends without approval.

●	not directly or indirectly take dividends from the Bank without approval.

●	not directly or indirectly, incur, increase, or guarantee any debt without approval. not directly or indirectly, purchase or redeem any shares of its stock without approval.

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

Note 3 - Restrictions on Cash

The Company is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Company or on deposit with the Federal Reserve Bank.  At June 30, 2011 and December 31, 2010, all required reserves were met by the Company’s vault cash.

At June 30, 2011 and December 31, 2010, cash and cash equivalents totaling $6.9 million and $890,000, respectively, were pledged as collateral against the Bank’s check clearing and debit card activity.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

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

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities. Investments in available-for-sale securities are as follows:

Available-for-Sale Securities
(in thousands)

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$7,124	$109	$94	$7,139
Government-sponsored enterprises	41,928	73	691	41,310
Mortgage-backed securities	108,427	1,283	455	109,255
Total	$157,479	$1,465	$1,240	$157,704

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$5,392	$2	$71	$5,323
Government-sponsored enterprises	45,026	62	1,049	44,039
Mortgage-backed securities	81,501	387	836	81,052
Total	$131,919	$451	$1,956	$130,414

During the first six months of 2011, U.S. government-sponsored securities totaling $19.8 million were called. There were no sales of investment securities during the first six months of 2011. During the first six months of 2010, proceeds from the sales of investment securities available for sale totaled $34.3 million. Gross realized gains and losses from these sales totaled $502,000 and $2,000, respectively.

Investment securities with an amortized cost of $26.7 million and a fair value of $26.3 million were pledged as collateral for securities sold under agreements to repurchase and other banking purposes at June 30, 2011.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Held-to-maturity securities are bonds, notes and debentures, for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity or call date. Investments in held-to-maturity securities are as follows:

Held-to-Maturity Securities
(in thousands)

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$2,714	$80	$-	$2,794
Other debt securities	1,250	-	-	1,250
Total	$3,964	$80	$-	$4,044

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$2,765	$43	$66	$2,742
Total	$2,765	$43	$66	$2,742

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.  During the six months ended June 30, 2011 and 2010, the Company experienced no declines in the value of securities that were considered to be other than temporary in nature.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

The following table details the gross unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position.

Available-for-Sale Securities - Temporarily Impaired
(in thousands)
	June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U. S. government agencies	$1,901	$7	$2,374	$87	$4,275	$94
Government sponsored enterprises	29,572	691	-	-	29,572	691
Mortgage-backed securities	33,841	455	-	-	33,841	455
Total	$65,314	$1,153	$2,374	$87	$67,688	$1,240

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U. S. government agencies	$-	$-	$4,557	$71	$4,557	$71
Government sponsored enterprises	28,218	1,049	-	-	28,218	1,049
Mortgage-backed securities	41,528	836	-	-	41,528	836
Total	$69,746	$1,885	$4,557	$71	$74,303	$1,956

A total of three individual U.S. government agency securities (two U.S. Department of Agriculture securities and one Small Business Administration security) were in a continuous loss position for 12 months or more at June 30, 2011 in comparison to a total of seven individual available-for-sale securities that were in a continuous loss position for 12 months or more at December 31, 2010.  The Company has the ability and intent to hold these securities until such time as the value recovers or the security matures.  The Company believes, based on their credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered to be other than temporary.

The following table details the gross unrealized losses and related fair values in the Company’s held-to-maturity investment securities portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010. No held-to-maturity securities were in an unrealized loss position at June 30, 2011.

Held-to-Maturity Securities - Temporarily Impaired
(in thousands)
	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$1,946	$66	$-	$-	$1,946	$66
Total	$1,946	$66	$-	$-	$1,946	$66

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

The aggregate amortized cost and fair value of available-for-sale and held-to-maturity investment securities by remaining contractual maturity are shown below. Actual expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations.

Available-for-Sale Investment Securities
(in thousands)
	June 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies
Due within one year	$98	$99	$-	$-
Due after one but within five years	307	309	555	555
Due after five but within ten years	1,085	1,087	1,160	1,157
Due after ten years	5,634	5,644	3,677	3,611
Government-sponsored enterprises
Due within one year	-	-	-	-
Due after one but within five years	-	-	3,998	4,008
Due after five but within ten years	25,938	25,573	28,038	27,576
Due after ten years	15,990	15,737	12,990	12,455
Mortgage-backed securities	108,427	109,255	81,501	81,052
Total	$157,479	$157,704	$131,919	$130,414

Held-to-Maturity Investment Securities
(in thousands)
	June 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
States and political subdivisions
Due within one year	$101	$102	$50	$50
Due after one but within five years	401	433	403	422
Due after five but within ten years	200	224	300	324
Due after ten years	2,012	2,035	2,012	1,946
Other debt securities
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	1,250	1,250	-	-
Due after ten years	-	-	-	-
Total	$3,964	$4,044	$2,765	$2,742

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Note 5 - Loans

Following is a summary of the major components of loans, excluding loans held for sale.

Loans
(in thousands)
	June 30,	December 31,
	2011	2010
Real estate:
Construction and development	$105,561	$114,532
1-4 family residential	115,914	120,217
Mutlifamily	5,805	6,417
Farmland	952	965
Nonfarm, nonresidential	170,237	173,326
Total real estate	398,469	415,457
Commercial and industrial loans	58,269	66,254
Consumer	3,705	4,484
	460,443	486,195
Allowance for loan losses	(11,812)	(16,191)
Total	$448,631	$470,004

At June 30, 2011, the Company had $38.7 million in non-accruing loans, compared to $37.8 million at December 31, 2010.  The year-to-date foregone interest associated with these loans, which averaged $41.5 million for the first six months of 2011 and $30.9 million for the similar period in 2010, was $1.2 million and $931,000 for the respective periods.

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

●
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

●
Rating 2 -Minimal Risk.  Minimal Risk Assets have a history of consistently superior earnings and cash flow.  Very strong liquidity and low leverage.  The balance sheet is well capitalized and the secondary source of repayment is well defined and of unquestioned quality.  These borrowers also have ready access to all public finance markets as evidenced by debt ratings, if available, of AA (S&P) or Aaa (Moody’s).  These assets can also be those secured by properly margined long term U.S. government bonds.

●
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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

●
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

●
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

●
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

●
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

●
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

●
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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Commercial loans with a risk rating of 1 through 5 are classified as “Pass” rated credits in the following tables.  Nonrated consumer loans are also classified as “Pass.”  The following is a summary of information pertaining to credit quality.

Loan Analysis by Credit Quality Indicators
(in thousands)
	June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Construction and development	$62,129	$13,090	$27,014	$3,328	$-	$105,561
1-4 family residential	100,172	1,495	12,088	2,159	-	115,914
Multifamily	5,805	-	-	-	-	5,805
Farmland	952	-	-	-	-	952
Nonfarm, non residential	133,038	14,734	22,253	212	-	170,237
Total real estate loans	302,096	29,319	61,355	5,699	-	398,469
Commercial and industrial	44,890	5,681	4,588	3,110	-	58,269
Consumer	3,704	1	-	-	-	3,705
Total loans	$350,690	$35,001	$65,943	$8,809	$-	$460,443

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Construction and development	$66,075	$9,033	$38,115	$1,309	$-	$114,532
1-4 family residential	101,321	1,491	14,517	2,888	-	120,217
Multifamily	6,417	-	-	-	-	6,417
Farmland	965	-	-	-	-	965
Nonfarm, non residential	137,252	11,888	23,457	729	-	173,326
Total real estate loans	312,030	22,412	76,089	4,926	-	415,457
Commercial and industrial	53,243	6,215	3,178	3,618	-	66,254
Consumer	4,480	-	4	-	-	4,484
Total loans	$369,753	$28,627	$79,271	$8,544	$-	$486,195

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

The following is a summary loan aging analysis.

Loan Aging Analysis
(in thousands)
	June 30, 2011
					Total
	Past Due and Accruing				Past Due
	30-59 days	60-89 days	90 or more days	Nonaccrual	& Nonaccrual	Current	Total Loans

Construction and development	$698	$51	$-	$13,186	$13,935	$91,626	$105,561
1-4 family residential	799	892	-	12,100	13,791	102,123	115,914
Multifamily	-	-	-	-	-	5,805	5,805
Farmland	-	-	-	-	-	952	952
Nonfarm, non residential	3,934	-	-	6,601	10,535	159,702	170,237
Total real estate loans	5,431	943	-	31,887	38,261	360,208	398,469
Commercial and industrial	91	-	-	6,830	6,921	51,348	58,269
Consumer	-	-	-	12	12	3,693	3,705
Total loans	$5,522	$943	$-	$38,729	$45,194	$415,249	$460,443

	December 31, 2010
					Total
	Past Due and Accruing				Past Due
	30-59 days	60-89 days	90 or more days	Nonaccrual	& Nonaccrual	Current	Total Loans

Construction and development	$186	$-	$-	$12,487	$12,673	$101,859	$114,532
1-4 family residential	2,021	608	5	11,042	13,676	106,541	120,217
Multifamily	-	-	-	-	-	6,417	6,417
Farmland	-	-	-	-	-	965	965
Nonfarm, non residential	1,467	532	-	8,285	10,284	163,042	173,326
Total real estate loans	3,674	1,140	5	31,814	36,633	378,824	415,457
Commercial and industrial	640	1,747	-	5,966	8,353	57,901	66,254
Consumer	31	15	-	19	65	4,419	4,484
Total loans	$4,345	$2,902	$5	$37,799	$45,051	$441,144	$486,195

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

The following tables outline the changes in the allowance for loan losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at June 30, 2011 and December 31, 2010.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
(in thousands)
	As of and for the Six Months Ended June 30, 2011
	Construction & Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total

Allowance for Loan Losses
Beginning balance	$8,499	$4,371	$35	$12	$1,798	$1,412	$64	$-	$16,191
Provision for loan losses	(316)	760	(2)	1	354	1,977	32	-	2,806
Charge-offs	(3,055)	(1,555)	-	-	(1,180)	(1,423)	(41)	-	(7,254)
Recoveries	3	5	-	-	-	53	8	-	69
Ending balance	$5,131	$3,581	$33	$13	$972	$2,019	$63	$-	$11,812

Ending allowance balance for loans individually evaluated for impairment	$3,123	$2,725	$-	$-	$310	$1,138	$-	$-	$7,296

Ending allowance balance for loans collectively evaluated for impairment	$2,008	$855	$33	$13	$662	$882	$63	$-	$4,516

Loans Receivable
Total period-end balance	$105,561	$115,914	$5,805	$952	$170,237	$58,269	$3,705	$-	$460,443
Balance of loans individually evaluated for impairment	$30,367	$14,960	$-	$-	$22,455	$7,213	$-	$-	$74,995
Balance of loans collectively evaluated for impairment	$75,194	$100,954	$5,805	$952	$147,782	$51,056	$3,705	$-	$385,448

	As of and for the Year Ended December 31, 2010
	Construction & Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total

Allowance for Loan Losses
Beginning balance	$15,454	$5,010	$27	$-	$3,232	$3,964	$183	$361	$28,231
Provision for loan losses	8,642	2,370	192	12	(626)	1,905	328	(361)	12,462
Charge-offs	(16,008)	(3,043)	(184)	-	(812)	(4,706)	(475)	-	(25,228)
Recoveries	411	34	-	-	4	249	28	-	726
Ending balance	$8,499	$4,371	$35	$12	$1,798	$1,412	$64	$-	$16,191

Ending allowance balance for loans individually evaluated for impairment	$6,849	$3,496	$-	$-	$1,206	$596	$-	$-	$12,147
Ending allowance balance for loans collectively evaluated for impairment	$1,650	$875	$35	$12	$592	$816	$64	$-	$4,044

Loans Receivable
Total period-end balance	$114,532	$120,217	$6,417	$965	$173,326	$66,254	$4,484	$-	$486,195
Balance of loans individually evaluated for impairment	$39,844	$18,383	$-	$-	$23,989	$6,493	$4	$-	$88,713
Balance of loans collectively evaluated for impairment	$74,688	$101,834	$6,417	$965	$149,337	$59,761	$4,480	$-	$397,482

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

The following table summarizes information relative to impaired loans.

Impaired Loan Schedule
(in thousands)
	June 30, 2011
	Construction and	1-4 Family	Nonfarm	Commercial
	Development	Residential	Non residential	and Industrial	Consumer	Total

With no related allowance recorded
Recorded investment	$17,746	$4,320	$19,315	$2,513	$-	$43,894
Unpaid principal balance	19,623	4,382	19,975	2,577	-	46,557
Related allowance	-	-	-	-	-	-
Average recorded investment	18,257	4,718	19,319	2,525	-	44,819
Interest income recognized	388	90	418	1	-	897
With an allowance recorded
Recorded investment	$12,621	$10,640	$3,140	$4,700	$-	$31,101
Unpaid principal balance	12,959	12,395	3,272	6,789	-	35,415
Related allowance	3,123	2,725	310	1,138	-	7,296
Average recorded investment	13,217	11,378	3,134	5,212	-	32,941
Interest income recognized	146	157	82	24	-	409
Total
Recorded investment	$30,367	$14,960	$22,455	$7,213	$-	$74,995
Unpaid principal balance	32,582	16,777	23,247	9,366	-	81,972
Related allowance	3,123	2,725	310	1,138	-	7,296
Average recorded investment	31,474	16,096	22,453	7,737	-	77,760
Interest income recognized	534	247	500	25	-	1,306

	December 31, 2010
	Construction and	1-4 Family	Nonfarm	Commercial
	Development	Residential	Non residential	and Industrial	Consumer	Total

With no related allowance recorded
Recorded investment	$16,972	$5,455	$17,047	$4,896	$4	$44,374
Unpaid principal balance	17,149	5,481	17,349	7,733	4	47,716
Related allowance	-	-	-	-	-	-
Average recorded investment	17,502	5,441	17,215	6,491	5	46,654
Interest income recognized	974	266	892	166	1	2,299
With an allowance recorded
Recorded investment	$22,872	$12,928	$6,942	$1,597	$-	$44,339
Unpaid principal balance	24,172	14,905	7,097	1,627	-	47,801
Related allowance	6,849	3,496	1,206	596	-	12,147
Average recorded investment	21,533	13,925	6,956	1,814	-	44,228
Interest income recognized	886	395	316	66	-	1,663
Total
Recorded investment	$39,844	$18,383	$23,989	$6,493	$4	$88,713
Unpaid principal balance	41,321	20,386	24,446	9,360	4	95,517
Related allowance	6,849	3,496	1,206	596	-	12,147
Average recorded investment	39,035	19,366	24,171	8,305	5	90,882
Interest income recognized	1,860	661	1,208	232	1	3,962

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

The following tables summarize information relative to loan modifications determined to be troubled debt restructurings. As of June 30, 2011, all the troubled debt restructurings are included in impaired loans.

Troubled Debt Restructurings
(in thousands, except contracts)
	June 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction & land development	2	$1,589	$1,289
1-4 family residential	5	2,229	2,175
Nonfarm, nonresidential	5	8,209	5,547
Total real estate loans	12	12,027	9,011
Commercial and industrial	2	28	20
Total loans	14	$12,055	$9,031

Troubled Debt Restructurings that Subsequently Defaulted
(in thousands, except contracts)
		June 30, 2011
		Number of Contracts	Recorded Investment

Construction & land development		1	$4
1-4 family residential		2	288
Nonfarm, nonresidential		2	709
Total loans		5	$1,001

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

The following table provides information about the Bank’s nonperforming assets as of June 30, 2011 and December 31, 2010.

Nonperforming Assets
(dollars in thousands)
	June 30,	December 31,
	2011	2010

Nonaccrual loans	$38,729	$37,799
Loan past due 90 or more days and still accruing interest	-	5
Total nonperforming loans	38,729	37,804
Foreclosed real estate	8,255	7,314
Repossessed assets	-	7
Investment in real estate partnership	6,356	-
Total nonperforming assets	$53,340	$45,125

Allowance for loan losses	$11,812	$16,191

Nonperforming loans to period-end loans,
excluding loans held for sale	8.41%	7.78%

Allowance for loan losses to period-end loans,
excluding loans held for sale	2.57%	3.33%

Nonperforming assets as a percentage of:
Loans, foreclosed real estate, and investment in real estate partnership	11.23%	9.14%
Total assets	7.37%	6.23%

Ratio of allowance for loan losses to nonperforming loans	30.5%	42.8%

Note 6 - Foreclosed Real Estate

The following table summarizes the activity in foreclosed real estate for the six months ended June 30, 2011.

(in thousands)

Balance at beginning of year	$7,314
Additions	3,012
Sales	(1,551)
Write-downs	(520)
Balance at end of period	$8,255

Note 7 - Restricted Equity Securities

The Bank, as a member institution is required to own stock in the Federal Home Loan Bank of Atlanta (FHLB).  No ready market exists for this stock and it has no quoted market value; however, redemption of this stock has historically been at par.  At June 30, 2011 and December 31, 2010, the Bank owned $3,030,800 and $3,951,500 in FHLB stock, respectively.  Also included in restricted equity securities at June 30, 2011 and December 31, 2010 was an investment in Capital South Partners, LLC (a Small Business Investment Corporation) of $962,500, an investment in the Senior Housing Crime Prevention Fund of $500,000, and an investment in Pacific Coast Bankers Bank stock of $102,000.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Note 8 - Investment in Real Estate Partnership

During 2009, the Bank became a member in a limited liability corporation (LLC).  The Bank contributed two nonperforming loans with an aggregate principal amount outstanding of $6.7 million to the LLC, while the other members contributed professional real estate development experience and cash sufficient to carry the properties’ operating costs for an extended period of time.  The LLC is designed to hold the real estate until such time as market values return to normalized levels at which point it is anticipated that the properties will be marketed by seasoned real estate developers with the proceeds of the sale being distributed based on contractual formulas to members of the LLC.  During 2010, the Bank received $311,000 as reduction of principal from the sale of a sub-parcel of one of the two properties.  As of June 30, 2011 and December 31, 2010, the Bank’s investment in the LLC was $6.4 million.

During the second quarter of 2011, the Bank purchased the interest of the other LLC member for $850,000. This cost was included as other loan related expense in the consolidated statement of operations. In late July 2011, the LLC began foreclosure proceedings against the remaining loan in the LLC. Accordingly, the Company classified this investment as a nonperforming asset at June 30, 2011.

Note 9 - Time Deposits

Time deposits totaled $364.5 million at June 30, 2011, compared to $381.8 million at December 31, 2010.  Of that total, time deposits in denominations of $100,000 or more were $166.6 million and $181.7 million at June 30, 2011 and December 31, 2010, respectively.  Interest expense on deposits of $100,000 or more aggregated $1.4 million and $2.1 million for the six months ended June 30, 2011 and 2010, respectively.  Time deposits maturing subsequent to June 30, 2011, are as follows:

(in thousands)
Maturing in	Amount
2011	$168,316
2012	167,331
2013	12,142
2014	6,161
2015	4,873
2016	5,667
$364,490

At June 30, 2011 and December 31, 2010, the Company had $35.6 million and $42.4 million, respectively, in brokered certificates of deposit.  Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposits), unless it first receives an appropriate waiver from the FDIC.  Accordingly, as brokered certificates of deposit mature, the certificates are not being rolled over into another certificate.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Note 10 - Borrowings

Information related to the Company’s borrowings is summarized below.

(dollars in thousands)
	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Advances from the Federal Home Loan Bank	$3,952	0.45%	$3,952	0.43%
Securities sold under agreements to repurchase	812	0.82	704	0.88
Other secured borrowing	-	-	3,619	-
Total	$4,764	0.51%	$8,275	0.43%

Note 11 – Income Taxes

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  During 2009, in consideration of uncertainties regarding the timing of improvements in current economic conditions, management provided allowances of $4.0 million to reflect its estimate of net realizable value as of the financial statement date.  As of June 30, 2011, management determined based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations and available tax planning strategies, it was more likely than not that all assets, net of the $4.0 million allowance, would be realized.  The Company’s net deferred tax asset was $9.6 million and $10.1 million at June 30, 2011 and December 31, 2010, respectively.

Pursuant to accounting pronouncement ASC 740-10, the Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns.  Based on its evaluation of these tax positions for its open tax years, the Company has not recorded any tax liability or uncertain tax positions as of June 30, 2011 and December 31, 2010.  Federal tax returns have been examined by the Internal Revenue Service through 2008.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Note 12 - Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Balance at beginning of period	$13,905	$25,691	$16,191	$28,231
Provision for loan losses	2,120	720	2,806	1,020
Charge-offs
Construction and development	959	4,579	3,055	5,569
1-4 family residential	1,258	349	1,555	1,688
Multifamily	-	-	-	184
Nonfarm, non residential	1,148	479	1,180	695
Total real estate	3,365	5,407	5,790	8,136
Commercial	850	245	1,423	527
Consumer	24	138	41	313
Total charge-offs	4,239	5,790	7,254	8,976
Recoveries
Construction and development	3	3	3	330
1-4 family residential	2	1	5	4
Nonfarm, non residential	-	4	-	4
Total real estate	5	8	8	338
Commercial	17	1	53	14
Consumer	4	2	8	5
Total recoveries	26	11	69	357
Net charge-offs	4,213	5,779	7,185	8,619
Balance at end of period	$11,812	$20,632	$11,812	$20,632
Average loans, excluding loans held for sale	$475,409	$529,270	$478,571	$539,059
Period end loans, excluding loans held for sale	$460,443	$515,462	$460,443	$515,462
Net charge-offs to average loans,
excluding loans held for sale (1)	3.55%	4.38%	3.03%	3.22%
Allowance for loan losses to period end loans,
excluding loans held for sale	2.57%	4.00%	2.57%	4.00%

(1) Annualized

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Note 13 - Net Income (Loss) per Share

Basic income (loss) per share represents the net income allocated to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  The number of common shares that may be issued by the Company pursuant to outstanding stock options and stock warrants are determined using the treasury stock method.

For the six months ended June 30, 2011, basic weighted average shares and diluted weighted average shares outstanding totaled 5,115,364 amounting to basic earnings (loss) per share and diluted earnings (loss) per share of ($0.08) per share for the period. For the six months ended June 30, 2010, basic weighted average shares and diluted weighted average shares outstanding totaled 5,021,167 and 5,022,939 respectively, resulting in basic earnings (loss) per share and diluted earnings (loss) per share of $0.04 per share for the period.

Additionally, 694,600 shares attributable to outstanding stock options and 276,815 warrants to purchase common stock were excluded from the calculation of net income (loss) per share for the six months ended June 30, 2011, because their inclusion was not deemed to be dilutive as their exercise price was greater than the average market price of the common shares.  For the six months ended June 30, 2010, 810,847 shares and 276,815 warrants were excluded from the net income (loss) per share calculations for the same reason.

Note 14 - Contingent Liabilities, Commitments and Uncertainties

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
June 30, 2011

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

(in thousands)
	June 30,	December 31,
	2011	2010

Commitments to extend credit	$46,372	$57,061
Standby letters of credit	432	1,328
Total	$46,804	$58,389

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

Banking regulators have raised concern and have heightened regulatory scrutiny regarding loan portfolios with concentrations of loans collateralized by real estate, particularly commercial real estate (CRE).  They have defined CRE to include construction loans, acquisition and development loans, loans collateralized with tracts of raw land for speculative purposes, any sort of commercial premise unless it is owner occupied and a number of other subcategories.  Slightly more than 86.5% of the Bank’s loan portfolio is collateralized by real estate.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (LTV).  Regulatory guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital.  These types of loans totaled $35.1 million at June 30, 2011, representing 92.4% of the Company’s total risk-based capital.

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

Note 15 - Stock Based Compensation

Stock Option Plans

The Employee Stock Option Plan and the Director Stock Option Plan provide up to 497,110 shares (adjusted for all stock splits) of the Company’s common stock may be issued under each of these plans for a combined total of 994,220 shares.  Options granted under the Employee Stock Option Plan and the Director Stock Option Plan may be vested immediately and expire no more than 10 years from date of grant. The exercise price for any options granted under these plans is set by the Board of Directors at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split).  No options were granted under either the Director Stock Option Plan or Employee Stock Option Plan during the first six months of 2011, during which period 91,443 options were forfeited.  The total number of options outstanding at June 30, 2011, was 497,110 in the Director Stock Option Plan and 197,490 in the Employee Stock Option Plan.

The Company recognized $1,000 and $23,000 in stock compensation expense during the first six months of 2011 and 2010, respectively, related to the vesting of stock options.  Separately, $40,000 of stock compensation expense was reversed upon the forfeiture of nonvested stock options.  It is the Company’s policy to issue shares to satisfy option exercises.  There were no options exercised during the first six months of 2011.  As of June 30, 2011, there was no unrecognized compensation cost related to the outstanding stock options. There is no intrinsic value in these stock options as of June 30, 2011, as the exercise prices are greater than the last traded price of the Company's common stock.

A summary of the activity in the Company’s Stock Option Plans and related information for the first six months of 2011 is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	Outstanding	Price	Outstanding	Price

At January 1, 2011	786,043	$ 8.42	780,043	$ 8.41
Options granted	-	-	-	-
Options vested	-	-	-	-
Options forfeited	(91,443)	$ 5.84	(85,443)	5.55
At June 30, 2011	694,600	$ 8.32	694,600	$ 8.32

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Additional information concerning the Company’s Stock Option Plans as of June 30, 2011 is as follows:

				Weighted Average
			Average	Remaining
	Number	Number	Intrinsic	Contractual Life
Exercise Price	Outstanding	Exercisable	Value	(in Years)

$ 5.63	458,874	458,874	$ -	2.99
$ 13.31	217,420	217,420	$ -	4.25
$ 14.08	12,056	12,056	$ -	3.99
$ 20.60	6,250	6,250	$ -	4.42
Total	694,600	694,600	$ -	3.41

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

Nonvested share activity under the Omnibus Plan for the first six months of 2011 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2011	58,165	$ 2.60
Granted	86,488	0.38
Vested	(13,722)	2.63
Forfeited	(15,000)	2.15
Outstanding at June 30, 2011	115,931	$ 1.00

Compensation expense recognized for nonvested service-based shares during the first six months of 2011 and 2010, totaled $24,000 and $44,000 respectively. Separately, $12,000 of stock compensation expense was reversed upon the forfeiture of nonvested service-based shares. The shares issued vest ratably over three-to-five years. As of June 30, 2011, there was $58,000 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan. This cost is expected to be recognized over a remaining weighted-average period of 14.2 months.

Note 16 - Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

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
June 30, 2011

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments.

(in thousands)
	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$59,642	$59,642	$57,398	$57,398
Investment securities available for sale	157,704	157,704	130,414	130,414
Investment securities held to maturity	3,964	4,044	2,765	2,742
Restricted equity securites	4,595	4,595	5,516	5,516
Investment in real estate partnership	6,356	6,356	6,356	6,356
Loans held for sale	3,746	3,746	11,026	11,026
Loans	460,443	457,763	486,195	483,187
Bank-owned life insurance	12,736	12,736	12,517	12,517
Financial liabilities
Deposits	676,955	672,530	674,337	669,408
Federal funds purchased and securities
sold under agreements to repurchase	812	812	704	704
Borrowings	3,952	3,937	7,571	7,499

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)
	June 30, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities:
U.S. government agencies	$-	$7,139	$-
Government-sponsored enterprises	-	41,310	-
Mortgage-backed securities	-	109,255	-
Total	$-	$157,704	$-

	December 31, 2010
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities:
U.S. government agencies	$-	$5,323	$-
Government-sponsored enterprises	-	44,039	-
Mortgage-backed securities	-	81,052	-
Total	$-	$130,414	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at June 30, 2011 or December 31, 2010.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Assets measured at fair value on a nonrecurring basis are included in the following table.  Impaired loans are shown net of the related allowance for loan losses.

(in thousands)
	June 30, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans:
Construction and development	$-	$27,244	$-
1-4 family residential	-	12,235	-
Nonfarm, non residential	-	22,145	-
Total impaired real estate loans		61,624
Commercial and industrial	-	6,075	-
Consumer	-	-	-
Total impaired loans	-	67,699	-
Mortgage loans held for sale	-	3,746	-
Foreclosed real estate	-	8,255
Investment in real estate partnership	-	6,356
Total	$-	$86,056	$-

	December 31, 2010
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans:
Construction and development	$-	$39,844	$-
1-4 family residential	-	18,383	-
Nonfarm, non residential	-	23,989	-
Total impaired real estate loans		82,216
Commercial and industrial	-	6,493	-
Consumer	-	4	-
Total impaired loans	-	88,713	-
Mortgage loans held for sale	-	11,026	-
Foreclosed real estate	-	7,314
Total	$-	$107,053	$-

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis at June 30, 2011 or December 31, 2010.

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
June 30, 2011

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

There were no transfers of assets measured at fair value between Level 1 and Level 2 measurements during the first half of 2011.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

Note 17 – Stockholders’ Equity

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

Each share of Preferred Stock issued and outstanding has a liquidation preference of $1,000 and is redeemable at the Company’s option, subject to the approval of the Federal Reserve Bank, at a redemption price equal to $1,000 plus accrued and unpaid dividends.

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

Due to insufficient funding at the holding company level and restrictions placed on it under the Consent Order and the Written Agreement, the Company has deferred the payment of the last four quarterly dividends on the Preferred Stock, with the total amount deferred equaling $818,000 as of June 30, 2011.  Until the Company pays in full these deferred Preferred Stock dividends, no dividends may be paid on the common stock.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

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

As of June 30, 2011, the most recent notification from the Bank’s primary regulator categorized the Bank as “adequately-capitalized” under the regulatory framework for prompt corrective action.  Since that date, no conditions or events have occurred of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category.

The table below summarizes the Company and the Bank’s capital ratios.

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2011
Total Capital (to Risk-weighted Assets)
Company	$37,948	8.26%	$36,736	8.00%	n/a	n/a
Bank	37,926	8.26%	$36,736	8.00%	$45,919	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$32,133	7.00%	$18,368	4.00%	n/a	n/a
Bank	32,111	6.99%	$18,368	4.00%	$27,552	6.00%
Tier I Capital (to Average Assets)
Company	$32,133	4.51%	$28,478	4.00%	n/a	n/a
Bank	32,111	4.51%	$28,479	4.00%	$35,598	5.00%

As of December 31, 2010
Total Capital (to Risk-weighted Assets)
Company	$38,410	8.04%	$38,242	8.00%	n/a	n/a
Bank	38,397	8.03%	38,237	8.00%	$47,796	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$32,308	6.76%	$19,121	4.00%	n/a	n/a
Bank	32,297	6.76%	19,119	4.00%	$28,679	6.00%
Tier I Capital (to Average Assets)
Company	$32,308	4.30%	$30,060	4.00%	n/a	n/a
Bank	32,297	4.30%	30,057	4.00%	$37,571	5.00%

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
June 30, 2011

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

1st Financial Services Corporation (the “Company”) is a North Carolina corporation headquartered in Hendersonville, North Carolina that when it was formed in May 2008 became the sole owner of all of the capital stock of Mountain 1st Bank & Trust Company (the “Bank”). The Bank is a North Carolina state-chartered, non-member bank, which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004, and began operations on May 14, 2004. Currently, the Bank conducts business through 12 full-service branch offices located in nine Western North Carolina counties.

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

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Those statements may be identified by the use of terms such as “may,” “will,” “should,” “could,” “plans,” “intends,” “anticipates,” “expects”, “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) the impact of the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain; (2) competitive pressure among depository institutions increases significantly; (3) further credit quality deterioration which could cause an increase in the provisions for loan losses; (4) general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are worse than expected; (5) regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank; (6) revenues are lower than expected; (7) the availability of and/or an unexpectedly high cost of additional capital; (8) the effects of the Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums and assessments; (9) the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (10) volatility in the credit or equity markets and its effect on the general economy; (11) demand for the products or services of the Company, as well as its ability to attract and retain qualified people; (12) our failure to meet the capital ratio requirements in the Stipulation to the Issuance of Consent Order (the Stipulation)  agreeing to the issuance of a Consent Order (the Consent Order) with the FDIC and the North Carolina Commissioner of Banks (the Commissioner); (13) our failure to comply with the terms of the Written Agreement (the Written Agreement) between the Company and the Federal Reserve Bank of Richmond (the Federal Reserve Bank), including but not limited to the requirement to submit written capital plans to the Federal Reserve Bank; (14) the effect of other requirements in the Consent Order and the Written Agreement to which we are subject and any further regulatory actions; (15) the costs and effects of legal, accounting and regulatory developments and compliance, including the Consent Order and the Written Agreement; and (16) premiums for D&O insurance may increase: we may be unable to renew our D&O insurance policy on acceptable terms. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on April 14, 2011 (the “Annual Report”).  The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

Enforcement Policies and Actions

Federal law gives the FDIC substantial powers to enforce compliance with laws, rules, and regulations.  Banks or individuals may be ordered to cease and desist from violations of law or other unsafe and unsound practices. The agency has the power to impose civil money penalties against individuals or institutions for certain violations.

Persons who are affiliated with depository institutions can be removed from any office held in that institution and banned from participating in the affairs of any financial institution. The banking regulators frequently employ the enforcement authorities provided in federal law.

During the first quarter of 2010, the Bank entered into the Stipulation agreeing to the issuance of the Consent Order with the FDIC and the Commissioner. Although the Bank neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Consent Order, which requires the Bank or its Board of Directors to undertake a number of actions including implementing plans to improve documentation regarding risk management and compliance systems, oversight and review functions, operating and financial management and capital plans. As a result, the Company expects to continue its focus on improving asset quality and profitability until capital levels increase.

As a direct consequence of the issuance of the Consent Order and the requirement the Company serve as a source of strength for the Bank, in October 2010, the Company entered into the Written Agreement with the Federal Reserve Bank.

As of June 30, 2011, the Company did not comply with a number of material terms of the Consent Order and the Written Agreement, including the enhanced capital requirements.

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
June 30, 2011

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

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history.  Unemployment is at record levels and both residential and commercial real estate values have been adversely impacted.  With the slowing economy, falling real estate values and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality.  These conditions led to our providing an increase to the allowance for loan losses of $29.9 million in 2009 and suffering a net loss in 2009 of $18.6 million.  During 2010, the Company recorded a $12.5 million provision for loan losses and incurred a net loss of $5.3 million.  Continued weakness in the Western North Carolina real estate markets was the primary reason for the Bank’s increased provision for loan losses and loan charge-offs in 2010.  Although we have experienced some margin improvement and expect to see further improvement through the remainder of 2011, we also expect to incur increased expense as we manage our troubled assets.  Although we were profitable on a pre-provision, pre-tax basis in the first half of 2011, our markets continue to feel the effects of the recession and we do not foresee substantial improvements in either unemployment or real estate values until early 2012, at the earliest.

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

The Company believes its current base of business is relatively well diversified as is the general economic base of the region as a whole.  The principal concentration identified by management within the Company’s lending portfolio is in loans secured by real estate.  At June 30, 2011, loans collateralized by real estate, comprise 86.5% of the Company’s total loan portfolio. Management believes concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral.  These include residential, multifamily and both income-producing and owner-occupied commercial properties. The Company’s loan portfolio includes $105.6 million in loans classified as construction or acquisition and development (of which $46.2 million are land loans) and $170.2 million in loans classified as commercial real estate (CRE), representing 22.9% and 37.0%, respectively of the total portfolio.  By way of comparison, at December 31, 2010, the Company’s loan portfolio included $114.5 million in loans classified as construction or acquisition and development (of which $49.9 million were land loans) and $173.3 million in loans classified as CRE, representing 23.6% and 35.6%, respectively of the total portfolio.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios.  At June 30, 2011, loans exceeding regulatory loan-to-value guidelines represented 92.4% of risk-based capital, primarily attributable to lower capital due to losses incurred in 2009 and 2010, combined with market value declines on the underlying collateral of the Bank’s real estate loan portfolio.

Banking regulators have continued to issue guidance to banks concerning their perception of general risk levels associated with higher concentrations of CRE as a proportion of total loans and as a percentage of capital within bank loan portfolios.  It remains management’s understanding that regulatory interpretations of this guidance would not necessarily prohibit future growth for banks with concentrations of CRE, however, additional monitoring and risk management procedures are likely to be required for portfolios with higher levels of CRE and additional CRE lending may also be curtailed. Management has continued efforts to refine enhanced monitoring systems pertaining to the Bank’s CRE portfolio, with particular emphasis on construction and acquisition and development lending, which comprises a material portion of the Bank’s CRE portfolio.  In addition to continued enhanced monitoring of this portion of the loan portfolio, management has curtailed lending to new acquisition and development projects and anticipates this component of the portfolio to decline substantially over time.

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

Financial Overview

The Company’s total assets were $723.9 million at June 30, 2011, a decrease of $886,000, from $724.8 million at December 31, 2010.  The Company’s total deposits were $677.0 million at June 30, 2011, an increase of $2.7 million, from $674.3 million at December 31, 2010.  Proceeds from secondary market mortgage loan sales combined with loan repayments continue to boost cash on deposit with the Federal Reserve at quarter end, providing sufficient liquidity to fund investment security purchases, combined with providing liquidity to meet depositor needs.  Overall growth plans have been purposely slowed in response to the Bank’s asset quality deterioration, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements.  The Company expects declines in total assets throughout the remainder of 2011 as $33.1 million in brokered certificates of deposit mature and are not renewed, including $10.6 million in the third quarter and $22.5 million in the fourth quarter and believes it has sufficient liquidity on hand to support funding at maturity.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

Investment securities climbed by $28.5 million, or 21.4%, from $133.2 million at December 31, 2010, to $161.7 million at June 30, 2011.  During the first six months of 2011, gross loans, excluding loans held for sale, decreased by $25.8 million, or 5.3%, from $486.2 million at December 31, 2010 to $460.4 million at June 30, 2011, as management purposely slowed loan growth in response to current economic conditions.  During the same period, deposits increased by $2.6 million to $677.0 million on June 30, 2011, compared with $674.3 million at the end of 2010. The Company’s loan-to-asset ratio decreased from 67.1% at December 31, 2010, to 63.6% at June 30, 2011, principally reflecting an increase in loan repayments over loan production.

During the first six months of 2011, the Company recorded net income of $94,000, compared to net income of $713,000 for the first half of 2010. Net interest income for the first six months of 2011 increased to $10.4 million, compared with $10.1 million for the first half of 2010, despite the adverse impact of nonaccrual loans and historically low interest rates.  The Company’s net interest margin increased to 3.12%, compared with 2.61% for the first half of 2010, primarily as a result of higher levels of investment securities in the 2011 period as compared to higher levels of overnight funds in the 2010 period, combined with lower rates on deposits.  Provision for loan losses were $2.8 million for the first half of 2011, compared to $1.0 million for the six month period ended June 30, 2010.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties and real estate values continue to decline.   Noninterest income for the six months ended June 30, 2011 remained steady at $3.0 million, compared to $3.1 million recorded during the six month period ended June 30, 2010, which primarily includes income from service charges on deposit accounts and mortgage services revenue.  Noninterest expense for the six months ended June 30, 2011 decreased to $10.8 million, compared to $11.1 million for the similar period in 2010. The decrease in noninterest expense was driven primarily by strong cost control efforts leading to declines in all operating expense categories, including salary and occupancy costs as a result of the closure of two branches in the first quarter of 2011 and lower deposit insurance premiums due to a decline in the Bank’s deposit base and lower assessment rates beginning in the second quarter of 2011.  These cost savings were mostly offset by significantly higher problem asset management costs and holding costs of and losses on the sale of other real estate owned.  The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.

Loans

Net loans outstanding, excluding loans held for sale, were $448.6 million at June 30, 2011, compared to $470.0 million on December 31, 2010, a decrease of $21.4 million, or 4.6%.  Before the allowance for loan losses, loans receivable decreased $25.8 million, or 5.3%, from $486.2 million at December 31, 2010, to $460.4 million at June 30, 2011.  Following is a summary of loans, excluding loans held for sale.

(in thousands)
	June 30,	December 31,
	2011	2010
Real estate:
Construction and development	$105,561	$114,532
1-4 family residential	115,914	120,217
Multifamily	5,805	6,417
Farmland	952	965
Nonfarm, nonresidential	170,237	173,326
Total real estate loans	398,469	415,457
Commercial and industrial loans	58,269	66,254
Consumer	3,705	4,484
	460,443	486,195
Allowance for loan losses	(11,812)	(16,191)
Total	$448,631	$470,004

Of our outstanding loans, $22.8 million are attributable to loans purchased from Live Oak Bank, a de novo state chartered bank located in Eastern North Carolina. Live Oak Bank focuses on the origination and servicing of loans to small businesses, primarily small business loans guaranteed by the SBA. The Bank has worked with Live Oak Bank since its inception to originate loans.  Although the Company may purchase additional loans, the Bank also originates, services, and sells USDA and SBA loans on its own.  We expect to continue originating both SBA and USDA loans and management feels this will positively impact future earnings.

Management expects loan growth will continue to be muted during the remainder of 2011 and into early 2012 as a result of the economic uncertainties that are expected to persist for the foreseeable future.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

Deposits

Total deposits at June 30, 2011 were $677.0 million, up slightly from $674.3 million on December 31, 2010.  During the first six months of 2011, demand deposits increased $5.8 million, money market accounts increased $2.5 million and savings deposits increased $14.0 million, while interest-bearing checking accounts declined by $2.5 million and certificates of deposits declined by $17.3 million. Through our branch network, the Bank continues to attract new depository customers seeking value-added service.  In addition to attracting new core deposit customers, our existing customers, in this low interest rate environment, are exhibiting a preference to maintaining their funds in short-term liquid investments, such as our savings and money market deposit accounts.  As a consequence, customers are often taking the funds from maturing certificates and depositing them into savings, checking, and money market accounts.  Some customers are also beginning to transfer their liquid funds back into the stock markets.

Borrowings

As of June 30, 2011, the Company had total borrowings of $4.8 million, compared to $8.3 million at December 31, 2010.  Borrowings from the Federal Home Loan Bank decreased to $4.0 million, while securities sold under agreements to repurchase increased by $108,000.  USDA loans of $3.6 million sold in the fourth quarter of 2010 were treated as secured borrowings at December 31, 2010.  The sale was completed with de-recognition of the loans and the secured borrowing liability occurring after expiration of the 90-day guarantee period.

Stockholders’ Equity

Consolidated stockholders’ equity increased to $38.5 million at June 30, 2011, compared to $37.3 million at December 31, 2010, representing 5.3% and 5.2% of total assets for each period, respectively.  The Company’s net income of $94,000 for the first six months of 2011 and a $1.1 million increase in net unrealized gains on available-for-sale securities, net of income taxes, were the primary factors contributing to the increase. Book value per common share was $4.37 at June 30, 2011, an increase of $0.14, compared to $4.23 per common share at December 31, 2010.

No cash dividends have been declared on common stock during 2011, and management does not anticipate cash dividends on common stock for the foreseeable future.  Further, in February and May 2011, the Company deferred the $205,000 payment of cash dividends on its preferred stock.  As of June 30, 2011, the Company has deferred payment of $818,000 in preferred dividends. The Company expects to again defer the $205,000 payment of the preferred dividend in August 2011, in order to preserve capital.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

As of June 30, 2011, the Bank’s primary federal regulator categorized the Bank as “adequately-capitalized” under the regulatory framework for prompt corrective action.  Actual capital amounts and ratios for the Company and the Bank at June 30, 2011 and December 31, 2010 are presented in the following table.

(dollars in thousands)
					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2011
Total Capital (to Risk-weighted Assets)
Company	$37,948	8.26%	$36,736	8.00%	n/a	n/a
Bank	37,926	8.26%	36,736	8.00%	$45,919	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$32,133	7.00%	$18,368	4.00%	n/a	n/a
Bank	32,111	6.99%	$18,368	4.00%	$27,552	6.00%
Tier I Capital (to Average Assets)
Company	$32,133	4.51%	$28,478	4.00%	n/a	n/a
Bank	32,111	4.51%	28,479	4.00%	$35,598	5.00%

As of December 31, 2010
Total Capital (to Risk-weighted Assets)
Company	$38,410	8.04%	$38,242	8.00%	n/a	n/a
Bank	38,397	8.03%	38,237	8.00%	$47,796	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$32,308	6.76%	$19,121	4.00%	n/a	n/a
Bank	32,297	6.76%	19,119	4.00%	$28,679	6.00%
Tier I Capital (to Average Assets)
Company	$32,308	4.30%	$30,060	4.00%	n/a	n/a
Bank	32,297	4.30%	30,057	4.00%	$37,571	5.00%

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

Asset Quality

Over the course of the past several years, credit quality has deteriorated as real estate markets have been hit with slowing sales and declining prices.  The markets in which the Company operates have also been affected by such downturns.  Although real estate prices in Western North Carolina have shown a downward trend, some early signs of potential stabilization have been noted.  The longer the current real estate market downturn persists, the more vulnerable sales volume and prices become.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

Although management believes the Company appropriately reserved for our problem assets at year-end 2010, we nonetheless continue to experience the effects of asset devaluation in our markets as the economy and businesses struggle to recover.  We have allocated significant additional resources toward expeditious resolution of our nonperforming loans and those assets we have foreclosed upon.  We anticipate additional provisioning and charge-offs during 2011 to stay ahead of this resolution process.  As of June 30, 2011, nonperforming assets were $53.3 million, up $8.2 million from $45.1 million at December 31, 2010, principally due to the nonperforming asset classification of the $6.4 million investment in real estate partnership, as discussed below.  As a percentage of period-end portfolio loans, other real estate owned and investment in real estate partnership, nonperforming assets were 11.23% at June 30, 2011, versus 9.14% at year-end 2010.  The allowance for loan losses as a percentage of period-end portfolio loans stood at 2.57% at June 30, 2011, down from 3.33% at December 31, 2010, mainly reflecting $7.2 million in net charge-offs taken during the first half of 2011, for which $4.4 million of the related reserves were established at December 31, 2010. The adverse effect of the net charge-offs was partially offset by a decline in outstanding loan balances.  Management expects the level of nonperforming assets to remain at elevated levels through the remainder of 2011.  The Company has seen its level of loans 30-89 days past due decline significantly in recent months; however, there can be no assurance this trend will continue into the future.  As of June 30, 2011, loans 30-89 days past due were $6.5 million, compared to $7.3 million at December 31, 2010 and $14.1 million at September 30, 2010, its highest level in the current credit cycle.

The provision for loan losses was $2.8 million for the first half of 2011, compared to $1.0 million for the 2010 first half, while net charge-offs were $7.2 million in the 2011 period, compared to net charge-offs of $8.6 million in the 2010 period.  The charge-offs in each period resulted principally from recognition of losses previously reserved for as these loans were worked through the Bank’s asset resolution process.  In addition, as part of this resolution process, management provides for additional losses through increases to its allowance for loan losses.

The following table provides additional information about the Bank’s nonperforming assets.

Nonperforming Assets
(dollars in thousands)
	June 30,	December 31,
	2011	2010

Nonaccrual loans	$38,729	$37,799
Loan past due 90 or more days and still accruing interest	-	5
Total nonperforming loans	38,729	37,804
Foreclosed real estate	8,255	7,314
Repossessed assets	-	7
Investment in real estate partnership	6,356	-
Total nonperforming assets	$53,340	$45,125

Allowance for loan losses	$11,812	$16,191

Nonperforming loans to period-end loans,
excluding loans held for sale	8.41%	7.78%

Allowance for loan losses to period-end loans,
excluding loans held for sale	2.57%	3.33%

Nonperforming assets as a percentage of:
Loans, foreclosed real estate and investment in real estate partnership	11.23%	9.14%
Total assets	7.37%	6.23%

Ratio of allowance for loan losses to nonperforming loans	30.5%	42.8%

Investment in Real Estate Partnership. During 2009, the Bank became a member in a limited liability corporation (LLC).  The Bank contributed two nonperforming loans with an aggregate principal amount outstanding of $6.7 million to the LLC, while the other members contributed professional real estate development experience and cash sufficient to carry the properties’ operating costs for an extended period of time.  The LLC is designed to hold the real estate until such time as market values return to normalized levels at which point it is anticipated that the properties will be marketed by seasoned real estate developers with the proceeds of the sale being distributed based on contractual formulas to members of the LLC.  During 2010, the Bank received $311,000 as reduction of principal from the sale of a sub-parcel of one of the two properties.  As of June 30, 2011 and December 31, 2010, the Bank’s investment in the LLC was $6.4 million.

During the second quarter of 2011, the Bank purchased the interest of the other LLC member for $850,000. This cost was included as other loan related expense in the consolidated statement of operations. In late July 2011, the LLC began foreclosure proceedings against the remaining loan in the LLC. Accordingly, the Company classified this investment as a nonperforming asset at June 30, 2011.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

Restructured Loans Accruing Interest.  On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreements, has been demonstrated over several payment cycles.  Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions.  Restructured loans totaled $9.0 million at June 30, 2011, compared to $9.4 million at December 31, 2010, of which $4.5 million were accruing interest at both respective periods.

Loan loss experience for the three and six months ended June 30, 2011 and 2010, is presented below.

(dollars in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Balance at beginning of period	$13,905	$25,691	$16,191	$28,231
Provision for loan losses	2,120	720	2,806	1,020
Charge-offs
Construction and development	959	4,579	3,055	5,569
1-4 family residential	1,258	349	1,555	1,688
Multifamily	-	-	-	184
Nonfarm, non residential	1,148	479	1,180	695
Total real estate	3,365	5,407	5,790	8,136
Commercial	850	245	1,423	527
Consumer	24	138	41	313
Total charge-offs	4,239	5,790	7,254	8,976
Recoveries
Construction and development	3	3	3	330
1-4 family residential	2	1	5	4
Nonfarm, non residential	-	4	-	4
Total real estate	5	8	8	338
Commercial	17	1	53	14
Consumer	4	2	8	5
Total recoveries	26	11	69	357
Net charge-offs	4,213	5,779	7,185	8,619
Balance at end of period	$11,812	$20,632	$11,812	$20,632
Average loans, excluding loans held for sale	$475,409	$529,270	$478,571	$539,059
Period end loans, excluding loans held for sale	$460,443	$515,462	$460,443	$515,462
Net charge-offs to average loans,
excluding loans held for sale (1)	3.55%	4.38%	3.03%	3.22%
Allowance for loan losses to period end loans,
excluding loans held for sale	2.57%	4.00%	2.57%	4.00%

(1) Annualized

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

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

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

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the June 30, 2011, allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

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

We believe the allowance for loan losses at June 30, 2011, is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to us at the time of the issuance of our consolidated financial statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required.  Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses.  Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown.

Allocation of the Allowance for Loan Losses
(dollars in thousands)
	June 30, 2011		December 31, 2010
		Percent		Percent
		of Total		of Total
	Amount	Loans (1)	Amount	Loans (1)

Construction loans	$5,131	22.9%	$8,499	23.6%
1-4 family residential	3,581	25.2	4,371	24.7
Multifamily	33	1.3	35	1.3
Farmland	13	0.2	12	0.2
Nonfarm, nonresidential	972	37.0	1,798	35.7
Total real estate loans	9,730	86.6	14,715	85.5
Commercial and industrial loans	2,019	12.6	1,412	13.6
Consumer	63	0.8	64	0.9
Total	$11,812	100%	$16,191	100%

(1) Percent of loans in each category to total loans

Impaired Loans.  Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures the impairment in accordance with generally accepted accounting principles.  The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals.  As of June 30, 2011, impaired loans totaled $75.0 million.  Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $7.3 million.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

Results of Operations

Three Months Ended June 30, 2011, Compared to the Three Months Ended June 30, 2010

Summary

The Company recorded a net loss of $508,000 for the second quarter of 2011, compared with net income of $365,000 for the same quarter in 2010.  Net loss available to common stockholders, after the effect of preferred stock dividends, was $764,000 for the second quarter of 2011, or $0.15 per diluted share, compared with net income available to common shareholders of $109,000, or $0.02 per diluted share, in the year-ago quarter.  The decrease in net income in 2011 second quarter was driven principally by higher provision for loan losses and lower noninterest income, partially offset by an increase in net interest income in comparison to the similar period in 2010.

Net Interest Income

Net interest income for the 2011 second quarter increased to $5.3 million, compared with $5.0 million for the second quarter of 2010, despite the adverse impact of nonaccrual loans and historically low interest rates.  Although average earning assets declined $93.3 million between quarters, the Company’s net interest margin improved to 3.17%, from 2.65% for the second quarter of 2010.  The significant margin improvement resulted from a 27 basis point increase in the average yield on earning assets to 4.30% due to a shift in the composition of the assets, and a 29 basis point reduction in the average cost of funds to 1.26%.  The lower cost of funds was also due to a change in our mix of deposits.  Despite quarter-over-quarter improvements in net interest margin, the Company’s decision to build and maintain a significant liquidity position in an uncertain regulatory and economic environment continues to have an adverse impact on the net interest margin.  The net interest margin will also be negatively affected if the economic environment remains sluggish, loan originations slow further, and nonaccrual loans continue at higher levels.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

The following table illustrates the Company’s yield on earning assets and cost of funds for the three-month periods ended June 30, 2011 and 2010.

Average Balances and Net Interest Income
(dollars in thousands)
	Three Months Ended June 30
	2011			2010
	Average	Interest		Average	Interest
	Daily	Income/	Average	Daily	Income/	Average
	Balance	Expense(1)(2)	Rate(3)	Balance	Expense(1)(2)	Rate(3)
Interest-earning assets
Loans and loans held for sale	$478,332	$6,039	5.06%	$535,842	$7,013	5.25%
Investment securities	151,644	1,129	2.98%	120,550	615	2.04%
Due from Federal Reserve Bank	35,786	21	0.23%	107,295	62	0.23%
Interest-bearing bank deposits	6,563	22	1.28%	1,902	4	0.89%
Total interest-earning assets	672,325	7,211	4.30%	765,589	7,694	4.03%

Noninterest-earning assets:
Cash and due from banks	15,251			9,864
Property and equipment	5,523			5,214
Interest receivable and other	24,575			14,234
Total noninterest-earning assets	45,349			29,312
Total assets	$717,674			$794,901

Interest-bearing liabilities
NOW accounts	63,319	49	0.31%	61,876	50	0.32%
Money markets	50,295	133	1.06%	46,219	143	1.25%
Savings deposits	120,623	315	1.05%	96,785	268	1.11%
Time deposits	363,146	1,394	1.54%	421,318	2,075	1.98%
Federal funds purchased/repurchase agreements	880	1	0.44%	968	1	0.69%
Borrowings	3,951	6	0.79%	51,319	93	0.71%
Total interest-bearing liabilities	602,214	1,898	1.26%	678,485	2,630	1.55%

Noninterest-bearing liabilities:
Demand deposits	72,838			64,981
Interest payable and other	4,715			7,436
Total noninterest-bearing liabilities	77,553			72,417
Total liabilities	679,767			750,902

Stockholders' equity	37,907			43,999
Total liabilities and stockholders' equity	$717,674			$794,901

Net interest income and interest rate spread		$5,313	3.04%		$5,064	2.48%

Net yield on average interest-earning assets			3.17%			2.65%

Ratio of average interest-earning assets to
average interest-bearing liabilities	111.64%			112.84%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.
(3) Annualized.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar change in both.

Volume and Rate Variance Analysis
(in thousands)
	Three Months Ended June 30			Three Months Ended June 30
	2011 vs 2010			2010 vs 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, including loans held for sale	$(733)	$(241)	$(974)	$(354)	$(707)	$(1,061)
Investment securities	184	330	514	(257)	239	(18)
Federal funds sold	-	-	-	-	(2)	(2)
Due from Federal Reserve Bank	(43)	2	(41)	-	62	62
Interest-bearing bank deposits	15	3	18	-	-	-
Total interest income	(577)	94	(483)	(611)	(408)	(1,019)

Interest expense:
NOW accounts	$1	$(2)	$(1)	$(5)	$2	$(3)
Money markets	12	(22)	(10)	(53)	6	(47)
Savings deposits	63	(16)	47	(84)	45	(39)
Time deposits	(262)	(419)	(681)	(562)	449	(113)
Federal funds purchased and securities
sold under agreements to repurchase	-	-	-	(1)	(2)	(3)
Other borrowings	(62)	(25)	(87)	60	2	62
Total interest expense	(248)	(484)	(732)	(645)	502	(143)
Net increase (decrease) in net interest income	$(329)	$578	$249	$34	$(910)	$(876)

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

Provision for loan losses for the three months ended June 30, 2011, totaled $2.1 million, an increase of $1.4 million from $720,000 for the comparable 2010 quarter.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

Noninterest Income

Noninterest income for the three months ended June 30, 2011, totaled $1.4 million, compared with $1.8 million for the same quarter in 2010.  The two primary components of noninterest income are income derived from mortgage loan originations and service charges on deposit accounts, which contributed $624,000 and $423,000, respectively, to noninterest income while other service charges, increases in the cash surrender value of bank-owned life insurance, and USDA/SBA loan sale and servicing revenue contributed $152,000, $112,000, and $12,000, respectively during the quarter ending June 30, 2011. During the same period in 2010, income derived from mortgage loan originations of $495,000 and service charges on deposits in the amount of $579,000 were the major components of noninterest income, while other service charges, increases in the cash surrender value of bank-owned life insurance, net gains on the sale of investment securities, and USDA/SBA loan sale and servicing revenue added $119,000, $117,000, $377,000, and $108,000 respectively, to noninterest income.

Noninterest Income
(in thousands)
	Three Months Ended June 30
	2011	2010
Service charges on deposit accounts	$624	$579
Mortgage services revenue	423	495
Other service charges and fees	152	119
Increase in cash surrender value of life insurance	112	117
Gain on sale of investment securities, net	-	377
USDA/SBA loan sale and servicing revenue	12	108
Other income	49	25
Total	$1,372	$1,820

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

Noninterest Expense

Noninterest expense of $5.6 million for the second quarter of 2011 was relatively unchanged in total from the 2010 second quarter.  Strong cost control efforts leading to declines in most operating expense categories, including salary and occupancy costs as a result of the closure of two branches in the first quarter of 2011 and lower deposit insurance premiums due to a decline in the Company’s deposit base and a lower assessment rate beginning in the second quarter of 2011 were offset by significantly higher problem asset management costs, principally appraisal and legal fees, and holding costs of and losses on the sale of other real estate owned.  The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.

Noninterest Expense
(in thousands)
	Three Months Ended June 30
	2011	2010
Salaries and employee benefits	$2,106	$2,675
Occupancy	219	423
Equipment	240	315
Advertising	76	124
Data processing and telecommunications	525	504
Deposit insurance premiums	408	420
Professional fees	74	326
Printing and supplies expense	37	66
Dues and subscriptions	47	47
Postage	44	22
Foreclosed real estate	411	167
Loss on sale of repossessed assets	2	9
Debt extinguishment expense	-	66
Loan legal	115	122
Loan appraisal	58	9
Other loan related expense	972	6
Corporate insurance	56	28
Other	211	302
Total	$5,601	$5,631

During the second quarter of 2011, the Company recorded income tax benefit of $528,000 based on a pre-tax book loss of $1.0 million. For the second quarter of 2010, the Company recorded income tax expense of $168,000 based on pre-tax book income of $533,000.

Six Months Ended June 30, 2011, Compared to the Six Months Ended June 30, 2010

Summary

The Company recorded net income of $94,000 for the six months ended June 30, 2011, compared with net income of $713,000 for the six months ended June 30, 2010.  Net loss available to common stockholders, after the effect of preferred stock dividends, was $416,000 for the six months ended June 30, 2011, or $0.08 per diluted share, a reduction of $619,000, or $0.12 per diluted share, compared with net income available to common shareholders of $203,000, or $0.04 per diluted share, in the comparable 2010 period.  The decrease in net income in 2011 was driven principally by a higher provision for loan losses despite an improvement in net interest income and a reduction in noninterest expense due to cost control efforts.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

Net Interest Income

Net interest income for the six month period of 2011 increased to $10.4 million, compared with $10.1 million for the comparable six month period of 2010, despite the adverse impact of nonaccrual loans and historically low interest rates.  Although average earning assets declined $106.5 million between periods, the Company’s net interest margin improved to 3.12%, from 2.61% for the 2010 period.  The significant margin improvement resulted from a 29 basis point increase in the average yield on earning assets to 4.30% due to a shift in the composition of the assets, and a 27 basis point reduction in the average cost of funds to 1.32%.  The lower cost of funds was also due to a change in our mix of deposits.  Despite year-over-year improvements in net interest margin, the Company’s decision to build and maintain a significant liquidity position in an uncertain regulatory and economic environment, continues to have an adverse impact on the net interest margin.  The net interest margin will also be negatively affected if the economic environment remains sluggish, loan originations slow further, and nonaccrual loans continue at higher levels. Net interest income is anticipated to remain flat in 2011, compared to 2010.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

The following table illustrates the Company’s yield on earning assets and cost of funds for the six-month periods ended June 30, 2011 and 2010.

Average Balances and Net Interest Income
(dollars in thousands)
	Six Months Ended June 30
	2011			2010
	Average	Interest		Average	Interest
	Daily	Income/	Average	Daily	Income/	Average
	Balance	Expense(1)(2)	Rate(3)	Balance	Expense(1)(2)	Rate(3)
Interest-earning assets
Loans and loans held for sale	$482,082	$12,121	5.07%	$543,884	$14,188	5.26%
Investment securities	146,553	2,142	2.92%	111,648	1,158	2.07%
Due from Federal Reserve Bank	36,255	42	0.23%	121,433	141	0.23%
Interest-bearing bank deposits	6,519	40	1.23%	983	4	0.87%
Total interest-earning assets	671,409	14,345	4.30%	777,948	15,491	4.01%

Noninterest-earning assets:
Cash and due from banks	15,525			9,943
Property and equipment	5,658			5,526
Interest receivable and other	23,659			9,486
Total noninterest-earning assets	44,842			24,955
Total assets	$716,251			$802,903

Interest-bearing liabilities
NOW accounts	63,113	96	0.31%	61,008	102	0.34%
Money markets	49,338	264	1.08%	44,811	295	1.33%
Savings deposits	116,977	611	1.05%	93,373	514	1.11%
Time deposits	368,651	2,950	1.61%	428,575	4,249	2.00%
Federal funds purchased/repurchase agreements	873	3	0.80%	1,005	3	0.68%
Borrowings	3,952	17	0.44%	60,608	272	0.91%
Total interest-bearing liabilities	602,904	3,941	1.32%	689,380	5,435	1.59%

Noninterest-bearing liabilities:
Demand deposits	70,682			63,276
Interest payable and other	5,075			6,209
Total noninterest-bearing liabilities	75,757			69,485
Total liabilities	678,661			758,865

Stockholders' equity	37,590			44,038
Total liabilities and stockholders' equity	$716,251			$802,903

Net interest income and interest rate spread		$10,404	2.98%		$10,056	2.42%

Net yield on average interest-earning assets			3.12%			2.61%

Ratio of average interest-earning assets to
average interest-bearing liabilities	111.36%			112.85%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.
(3) Annualized.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar change in both.

Volume and Rate Variance Analysis
(in thousands)
	Six Months Ended June 30			Six Months Ended June 30
	2011 vs 2010			2010 vs 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, including loans held for sale	$(1,568)	$(499)	$(2,067)	$(560)	$(1,123)	$(1,683)
Investment securities	426	558	984	(753)	370	(383)
Federal funds sold	-	-	-	-	(4)	(4)
Due from Federal Reserve Bank	(99)	-	(99)	-	141	141
Interest-bearing bank deposits	33	3	36	-	-	0
Total interest income	(1,208)	62	(1,146)	(1,313)	(616)	(1,929)

Interest expense:
NOW accounts	$3	$(9)	$(6)	$(12)	$7	$(5)
Money markets	28	(59)	(31)	(80)	30	(50)
Savings deposits	124	(27)	97	(165)	83	(82)
Time deposits	(546)	(753)	(1,299)	(1,560)	982	(578)
Federal funds purchased and securities
sold under agreements to repurchase	(1)	1	-	(1)	(3)	(4)
Other borrowings	(167)	(88)	(255)	182	9	191
Total interest expense	(559)	(935)	(1,494)	(1,636)	1,108	(528)
Net increase (decrease) in net interest income	$(649)	$997	$348	$323	$(1,724)	$(1,401)

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

Provision for loan losses for the six months ended June 30, 2011, totaled $2.8 million, an increase of $1.8 million from $1.0 million for the comparable six months ended June 30, 2010.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

Noninterest Income

Noninterest income for the six months ended June 30, 2011, totaled $3.0 million, compared with $3.1 million for the six months ended June 30, 2010.  The two primary components of noninterest income are income derived from mortgage loan originations and service charges on deposit accounts, which contributed $993,000 and $1.2 million, respectively, to noninterest income while other service charges, increases in the cash surrender value of bank-owned life insurance, and USDA/SBA loan sales and servicing revenue contributed $299,000, $219,000, and $224,000, respectively during the six months ended June 30, 2011. During the same period in 2010, income derived from mortgage loan originations of $818,000 and service charges on deposits in the amount of $1.1 million were the major components of noninterest income, while other service charges, increases in the cash surrender value of bank-owned life insurance, net gains on the sale of investment securities and USDA/SBA loan sales and servicing revenue added $230,000, $230,000, $500,000, and $129,000 respectively, to noninterest income.

For the full year 2011, mortgage service revenue is projected to decrease, compared to 2010. USDA/SBA loan sale and servicing revenue is anticipated to decrease in 2011, compared to 2010. Securities gains are projected to be nominal in 2011.

Noninterest Income
(in thousands)
	Six Months Ended June 30
	2011	2010
Service charges on deposit accounts	$1,215	$1,114
Mortgage services revenue	993	818
Other service charges and fees	299	230
Increase in cash surrender value of life insurance	219	230
Gain on sale of investment securities, net	-	500
USDA/SBA loan sale and servicing revenue	224	129
Other income	78	30
Total	$3,028	$3,051

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

Noninterest Expense

Noninterest expense of $10.8 million for the first half of 2011 was $236,000 lower than noninterest expense of $11.1 million in the first half of 2010.  The decrease in noninterest expense was driven primarily by strong cost control efforts leading to declines in all operating expense categories, including salary and occupancy costs as a result of the closure of two branches in the first quarter of 2011 and lower deposit insurance premiums due to a decline in the Company’s deposit base and a lower assessment rate beginning in the second quarter of 2011.  These cost savings were partially offset by significantly higher problem asset management costs, principally appraisal and legal fees, and holding costs of and losses on the sale of other real estate owned.  The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.

Noninterest Expense
(in thousands)
	Six Months Ended June 30
	2011	2010
Salaries and employee benefits	$4,458	$5,131
Occupancy	587	839
Equipment	485	639
Advertising	128	272
Data processing and telecommunications	1,036	985
Deposit insurance premiums	958	1,080
Professional fees	231	561
Printing and supplies expense	81	134
Dues and subscriptions	96	93
Postage	82	54
Foreclosed real estate	772	361
Loss on sale of repossessed assets	2	9
Debt extinguishment expense	-	66
Loan legal	245	151
Loan appraisal	144	43
Other loan related expense	983	12
Corporate insurance	107	46
Other	424	579
Total	$10,819	$11,055

During the first six months of 2011, the Company recorded income tax benefit of $287,000 based on a pre-tax book loss of $193,000.  For the six months of 2010, the Company recorded income tax expense of $319,000 based on pre-tax income of $1.0 million.

Liquidity

A function of the Company’s Asset-Liability Management Committee is evaluating the current liquidity of the Bank and identifying and planning for future liquidity needs. Such needs primarily consist of ensuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities.  Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities.  On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB), as well as the ability to generate funds through the issuance of long-term debt and equity. The Bank’s “on balance sheet” liquidity ratio was 29% at June 30, 2011.  Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs.  The Company, however, has limited sources of revenue, and the Written Agreement and the Consent Order do not permit the payment of dividends by the Bank to the Company.  Without this primary source of revenue from the Bank, the Company expects to continue to defer the payment of dividends on its Preferred Stock.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

Total deposits were $677.0 million at June 30, 2011, up slightly from $674.3 million at December 31, 2010.  Deposit growth and retention within the Bank’s retail branch bank network was sufficient to meet the Company’s funding requirements during 2010 and through the first half of 2011.  In prior years, the Bank used brokered deposits as a supplemental liquidity source. The Consent Order prohibits the Bank from soliciting and accepting additional brokered CDs (including the renewal of existing brokered CDs) without prior approval from the FDIC and limits the rates the Bank can offer on its deposit products.  At June 30, 2011, brokered deposits totaled $35.6 million, compared to $42.4 million at December 31, 2010.  The majority of the Bank’s brokered deposits mature in 2011, and it is expected sufficient funds will be available from cash on hand, investment security repayments, and loan repayments to fund the Bank’s obligations. At June 30, 2011, time deposits represented 53.8% of the Bank’s total deposits, compared to 56.6% at December 31, 2010.  Certificates of deposit of $100,000 or more represented 24.6% of the Bank’s total deposits at June 30, 2011, down from 26.9% at year-end 2010.  Management believes a sizeable portion of the Bank’s time deposits are relationship-oriented, and based upon prior experience, anticipates a substantial portion of outstanding certificates of deposit will renew upon maturity.  Deposit retention is also influenced by limits on the rates the Bank can offer.

Wholesale borrowings, an additional source of liquidity for the Bank, totaled $4.8 million and $8.3 million at June 30, 2011 and December 31, 2010, respectively, and were comprised solely of advances from the FHLB. Management expects to continue to use wholesale borrowings and potentially other wholesale sources of funding, as allowed under the Consent Order, to supplement deposits generated from the Bank’s branch network and assist in managing the overall cost of funds.  As of June 30, 2011, loan collateral has been pledged to the FHLB to borrow an additional $12.9 million. Secured borrowings lines with two financial institutions totaling $12.0 million are also available to meet liquidity needs.

Capital Resources

At June 30, 2011, the Company’s equity totaled $38.5 million, compared to $37.3 million at December 31, 2010.  The $1.1 million increase in equity is primarily attributable to an increase in the unrealized gains on the investment securities portfolio.  The Company’s equity-to-asset ratio on those dates was 5.3% and 5.2%, respectively. The Company is subject to minimum capital requirements, which are further discussed in “PART 1, ITEM 1 - Business — Supervision and Regulation” of the Company’s Annual Report.

All capital ratios categorize the Company as “adequately capitalized” by regulatory measures at June 30, 2011.  The Company’s regulatory capital ratios as of that date consisted of a leverage ratio of 4.51%, a Tier I risk-based capital ratio of 7.00%, and a total risk-based capital ratio of 8.26%.  At December 31, 2010, these ratios were 4.30%, 6.76% and 8.04%, respectively. Pursuant to the Consent Order and Written Agreement, the Bank is required to develop and adopt a plan for achieving and maintaining capital ratios in excess of the minimum thresholds for the Bank to be well-capitalized, specifically Tier 1 capital of at least 8% of total assets and a total risk based capital ratio of at least 12%.  We continue to consider plans to secure an equity infusion.  Given the state of equity markets currently, our ability to raise capital in the foreseeable future is unknown.  If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company and the Bank.

Note 17 to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of June 30, 2011 and December 31, 2010.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

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

The following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 200, 300, and 400 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates as of June 30, 2011. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management’s assumptions may or may not prove valid.  No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.  Although measured, we believe the downward movements included below are neither realistic nor anticipated in the current historically low interest rate environment.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

	Percentage Change in Net Interest Income from Base
	Immediate Shock		Gradual Ramp
Interest Rate Scenario (1)	12 Months	24 Months	12 Months	24 Months
	Column 1	Column 2	Column 3	Column 4
Up 400 basis points	27.4%	7.7%	5.4%	0.3%
Up 300 basis points	21.4%	6.7%	4.1%	0.5%
Up 200 basis points	14.7%	5.1%	3.1%	0.9%
Base	-	-	-	-
Down 200 basis points	-14.4%	-15.0%	-8.5%	-11.3%
Down 300 basis points	-38.5%	-44.2%	-9.2%	-15.2%
Down 400 basis points	-39.0%	-45.2%	-12.2%	-20.7%

(1)
The rising and falling interest rate scenarios in the first two columns assume an immediate and parallel change in interest rates along the entire yield curve.  The gradual ramp scenarios presented in the third and fourth columns assume a gradual rise or fall in interest rates during the periods indicated.

There is material limitations with the model presented above, which include, but are not limited to:

●	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

●	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

●	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2011

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

No change in our internal control over financial reporting was identified that occurred during the Company’s second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

1st Financial Services Corporation (Registrant)

Date: August 11, 2011	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

Date: August 11, 2011		/s/ Holly L. Schreiber
Holly L. Schreiber
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber

32.01	Rule 1350 Certifications