Form 10-Q
period 2011-09-30
1st Financial Services CORP
filed 2011-11-10
CIK 1434743

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Common Stock, $5 par value
5,168,546 shares outstanding as of November 9, 2011

1st Financial Services Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

1st Financial Services Corporation
Consolidated Balance Sheets
September 30, 2011 (Unaudited) and December 31, 2010

(dollars in thousands, except share and per share data)	September 30, 2011	December 31, 2010
Assets
Cash and noninterest-bearing bank deposits	$16,384	$14,783
Due from Federal Reserve Bank	68,395	36,140
Interest-bearing deposits with banks	6,067	6,475
Total cash and cash equivalents	90,846	57,398
Investment securities available for sale	151,347	130,414
Investment securities held to maturity (fair value of $4,243
at September 30, 2011 and $2,742 at December 31, 2010)	3,963	2,765
Restricted equity securities	4,143	5,516
Loans held for sale	5,263	11,026
Portfolio loans	438,191	486,195
Allowance for loan losses	(10,058)	(16,191)
Net portfolio loans	428,133	470,004
Bank-owned life insurance	12,846	12,517
Property and equipment, net	5,139	5,928
Accrued interest receivable	2,417	2,356
Investment in real estate partnership	6,356	6,356
Foreclosed real estate	6,828	7,314
Deferred income taxes	7,944	10,073
Other assets	1,775	3,137
Total assets	$727,000	$724,804

Liabilities and Stockholders’ Equity
Liabilities
Demand deposits	$73,354	$65,398
NOW accounts	67,068	66,831
Savings deposits	129,027	111,553
Money market accounts	53,120	48,801
Time deposits under $100	191,114	200,061
Time deposits of $100 and greater	168,931	181,693
Total deposits	682,614	674,337

Federal funds purchased and securities sold under agreements to repurchase	712	704
Accrued interest payable	1,021	1,865
Other borrowings	3,952	7,571
Other liabilities	5,288	2,995
Total liabilities	693,587	687,472

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized;
16,369 shares issued and outstanding	15,938	15,786
Common stock, $5.00 par value; 35,000,000 shares authorized;
5,168,546 and 5,097,058 shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively	25,843	25,485
Common stock warrant	1,016	1,016
Additional paid-in capital	17,161	17,533
Retained deficit	(27,147)	(21,563)
Accumulated other comprehensive gain (loss)	602	(925)
Total stockholders’ equity	33,413	37,332
Total liabilities and stockholders’ equity	$727,000	$724,804

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands, except per share data)	2011	2010	2011	2010

Interest income
Loans and fees on loans	$5,703	$6,864	$17,824	$21,052
Investment securities	1,270	854	3,412	2,012
Due from Federal Reserve Bank	24	34	66	175
Interest-earning deposits with banks	18	25	58	29
Total interest income	7,015	7,777	21,360	23,268
Interest expense
Deposits	1,858	2,405	5,779	7,565
Federal funds purchased and securities sold under
agreements to repurchase	2	2	5	5
Other borrowings	(4)	86	13	358
Total interest expense	1,856	2,493	5,797	7,928
Net interest income	5,159	5,284	15,563	15,340
Provision for loan loss	5,959	8,500	8,765	9,520
Net interest income (loss) after provision for loan losses	(800)	(3,216)	6,798	5,820
Noninterest income
Service charges on deposit accounts	617	572	1,832	1,686
Mortgage services revenue	441	661	1,434	1,479
Other service charges and fees	157	131	456	361
Increase in cash surrender value of life insurance	110	117	329	347
Gains on sales of investment securities, net	2,415	297	2,415	797
USDA/SBA loan sale and servicing revenue	366	173	590	302
Other income	(3)	27	75	57
Total noninterest income	4,103	1,978	7,131	5,029
Noninterest expense
Salaries and employee benefits	2,252	2,920	6,710	8,051
Occupancy	351	440	938	1,279
Equipment	229	297	714	936
Advertising	58	123	186	395
Data processing and telecommunications	609	666	1,645	1,581
Deposit insurance premiums	622	572	1,580	1,652
Professional fees	90	270	321	831
Printing and supplies	36	72	117	206
Dues and subscriptions	46	46	142	139
Postage	56	52	138	176
Foreclosed real estate	2,279	627	3,051	988
Loss on sale of repossessed assets	-	-	2	9
Debt extinguishment expense	-	9	-	75
Loan legal	69	56	314	207
Loan appraisal	146	21	290	64
Other loan related expense	137	(3)	1,120	9
Corporate insurance	47	23	154	69
Other	449	434	873	1,013
Total noninterest expense	7,476	6,625	18,295	17,680
Income (loss) before income taxes	(4,173)	(7,863)	(4,366)	(6,831)
Income tax expense (benefit)	1,353	(3,055)	1,066	(2,736)
Net income (loss)	(5,526)	(4,808)	(5,432)	(4,095)
Accretion of preferred stock to redemption value	51	51	152	152
Dividends on preferred stock	205	205	614	614
Net income (loss) available to common stockholders	$(5,782)	$(5,064)	$(6,198)	$(4,861)

Basic net income (loss) per share	$(1.12)	$(0.99)	$(1.21)	$(0.96)
Diluted net income (loss) per share	$(1.12)	$(0.99)	$(1.21)	$(0.96)
Basic weighted average shares outstanding	5,168,546	5,089,932	5,133,286	5,070,462
Diluted weighted average shares outstanding	5,168,546	5,089,932	5,133,286	5,070,462

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2011 and 2010

								Accumulated
								Other
						Additional		Comprehensive
	Common Stock			Preferred Stock		Paid-in	Retained	Income
(dollars in thousands, except share data)	Shares	Amount	Warrant	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance, December 31, 2009	5,010,117	$25,050	$1,016	16,369	$15,583	$17,804	$(15,648)	$(43)	$43,762
Issuance of common stock pursuant to employee stock purchase plan	20,126	101	-	-	-	(64)	-	-	37
Issuance of common stock pursuant to restricted stock plan	60,165	301	-	-	-	(290)	-	-	11
Compensation expense related to stock option plan	-	-	-	-	-	25	-	-	25
Compensation expense related to restricted stock plan	-	-	-	-	-	62	-	-	62
Preferred dividend	-	-	-	-	-	-	(409)	-	(409)
Accretion of preferred stock to redemption value	-	-	-	-	152	-	(152)	-	-
Comprehensive loss
Net loss	-	-	-	-	-	-	(4,095)	-	(4,095)
Net unrealized gain on investment securities
available for sale, net of income taxes of $958	-	-	-	-	-	-	-	1,526	1,526
Reclassification adjustment for gains								-
included in net income, net of income taxes of $(307)	-	-	-	-	-	-	-	(490)	(490)
Total comprehensive loss	-	-	-	-	-	-	-	-	(3,059)
Balance, September 30, 2010	5,090,408	$25,452	$1,016	16,369	$15,735	$17,537	$(20,304)	$993	$40,429

Balance, December 31, 2010	5,097,058	$25,485	$1,016	16,369	$15,786	$17,533	$(21,563)	$(925)	$37,332
Issuance of common stock pursuant to restricted stock plan	86,488	433	-	-	-	(433)	-	-	-
Common stock cancelled pursuant to restricted stock plan	(15,000)	(75)	-	-	-	63	-	-	(12)
Forfeiture of nonvested stock options	-	-	-	-	-	(40)	-	-	(40)
Compensation expense related to restricted stock plan	-	-	-	-	-	37	-	-	37
Compensation expense related to stock option plan	-	-	-	-	-	1	-	-	1
Accretion of preferred stock to redemption value	-	-	-	-	152	-	(152)	-	-
Comprehensive loss
Net loss	-	-	-	-	-	-	(5,432)	-	(5,432)
Net unrealized gain on investment securities
available for sale, net of income taxes of $1,889	-	-	-	-	-	-	-	3,011	3,011
Reclassification adjustment for gains
included in net income, net of income taxes of $(931)	-	-	-	-	-	-	-	(1,484)	(1,484)
Total comprehensive loss	-	-	-	-	-	-	-	-	(3,905)
Balance, September 30, 2011	5,168,546	$25,843	$1,016	16,369	$15,938	$17,161	$(27,147)	$602	$33,413

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Nine Months Ended September 30
(dollars in thousands)	2011	2010

Cash flows from operating activities
Net loss	$(5,432)	$(4,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	775	915
Provision for loan losses	8,765	9,520
Deferred income taxes	1,171	(1,393)
Amortization of premium on securities, net of discount accretion	478	1,127
Origination of held-for-sale loans	(59,951)	(75,039)
Proceeds from sales of held-for-sale loans	67,056	70,896
Net gains on sales of investment securities	(2,415)	(797)
Net gains on sales of USDA and SBA loans	(548)	(302)
Net gains on sales of held-for-sale loans	(1,342)	(1,065)
Net loss on sale of foreclosed real estate	321	327
Net loss on sale of repossessed assets	2	9
Net loss on sale or disposal of equipment	41	59
Stock compensation expense (benefit)	(3)	88
Writedown of foreclosed real estate	2,533	311
Increase in cash surrender value of bank-owned life insurance	(329)	(347)
Changes in assets and liabilities:
Accrued interest receivable	(61)	(127)
Other assets	1,360	(97)
Accrued interest payable	(844)	911
Other liabilities	151	48
Net cash provided by operating activities	11,728	949
Cash flows from investing activities
Purchases of investment securities available for sale	(158,680)	(133,390)
Sales of investment securities available for sale	93,215	54,828
Maturities of investment securities available for sale	9,293	29,364
Calls of investment securities available for sale	41,805	-
Purchases of investment securities held to maturity	-	(2,012)
Maturities of investment securities held to maturity	50	50
Redemptions of restricted equity securities	1,373	317
Proceeds from sale of branch	-	4,512
Proceeds from sale of other real estate	1,366	3,687
Improvements to foreclosed assets	-	(347)
Net decrease in loans	28,670	12,737
Purchases of property and equipment	(38)	(987)
Net cash provided (used) in investing activities	17,054	(31,241)
Cash flows from financing activities
Proceeds from the issuance of common stock	-	47
Net increase in deposits	8,277	12,448
Net increase (decrease) in securities sold under agreements
to repurchase and federal funds purchased	8	(25)
Net decrease in other borrowings	(3,619)	(28,978)
Dividends paid on preferred stock	-	(409)
Net cash provided (used) in financing activities	4,666	(16,917)
Net increase (decrease) in cash and cash equivalents	33,448	(47,209)
Cash and cash equivalents, beginning of year	57,398	121,830
Cash and cash equivalents, end of year	$90,846	$74,621

Supplemental disclosure of cash flow information
Transfer of loans to foreclosed real estate	$3,734	$9,355
Transfer of loans to repossessed assets	-	72
Transfer of loans to held-to-maturity securities	1,250	-
Sales of nonaccrual loans	1,230	-

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements.  In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of the Company as of September 30, 2011, its results of operations for the three- and nine-month periods ended September 30, 2011 and 2010 and its cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2011 and 2010.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

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

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 5.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 have been presented in Note 5.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012, but are not expected to have a material effect on the financial statements.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012, but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012, and will be applied retrospectively. The amendments are not expected to have a material effect on the financial statements.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

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

●	submit a written capital plan that is acceptable to the FRB, implement the approved plan, and thereafter fully comply with it.

The Company and the Bank have taken and continue to take prompt and aggressive actions to respond to the issues raised in the Consent Order and the Written Agreement, as discussed in Item 7 of the 2010 Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Note 3 - Restrictions on Cash

The Company is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Company or on deposit with the Federal Reserve Bank.  At September 30, 2011 and December 31, 2010, all required reserves were met by the Company’s vault cash.

At September 30, 2011 and December 31, 2010, cash and cash equivalents totaling $6.9 million were pledged as collateral against the Bank’s check clearing and debit card activity.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities.  The Company held no private-label mortgage-backed securities; the mortgage-backed securities owned by the Company have been issued by governmental entities, such as Ginnie Mae, Freddie Mac, and Fannie Mae.  Investments in available-for-sale securities are as follows:

Available-for-Sale Securities
(in thousands)

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$6,847	$37	$146	$6,738
Government-sponsored enterprises	63,049	266	62	63,253
Mortgage-backed securities	80,471	1,073	188	81,356
Total	$150,367	$1,376	$396	$151,347

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$5,392	$2	$71	$5,323
Government-sponsored enterprises	45,026	62	1,049	44,039
Mortgage-backed securities	81,501	387	836	81,052
Total	$131,919	$451	$1,956	$130,414

At September 30, 2011 and December 31, 2010, investment securities with an amortized cost of $29.6 million and $9.8 million and a fair value of $29.9 million and $9.7 million, respectively, were pledged as collateral for securities sold under agreements to repurchase and other banking purposes.  Gross proceeds from the sale of investment securities totaled $93.2 million for the nine months ended September 30, 2011.  The gross realized gain on the sale of investment securities totaled $2.4 million with $2,000 gross realized losses resulting in a net realized gain of $2.4 million for the nine months ended September 30, 2011.  During the nine months ended September 30, 2011, U.S. government-sponsored securities totaling $41.8 million were called.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

Held-to-maturity securities are bonds, notes and debentures, for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity or call date. Investments in held-to-maturity securities are as follows:

Held-to-Maturity Securities
(in thousands)

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

States and political subdivisions	$2,713	$280	$-	$2,993
Other debt securities	1,250	-	-	1,250
Total	$3,963	$280	$-	$4,243

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$2,765	$43	$66	$2,742
Total	$2,765	$43	$66	$2,742

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.  During the nine months ended September 30, 2011 and 2010, the Company experienced no declines in the value of securities that were considered to be other than temporary in nature.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

The following table details the gross unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position.

Available-for-Sale Securities - Temporarily Impaired
(in thousands)
	September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U. S. government agencies	$3,239	$43	$2,337	$103	$5,576	$146
Government sponsored enterprises	21,438	62	-	-	21,438	62
Mortgage-backed securities	22,382	188	-	-	22,382	188
Total	$47,059	$293	$2,337	$103	$49,396	$396

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U. S. government agencies	$-	$-	$4,557	$71	$4,557	$71
Government sponsored enterprises	28,218	1,049	-	-	28,218	1,049
Mortgage-backed securities	41,528	836	-	-	41,528	836
Total	$69,746	$1,885	$4,557	$71	$74,303	$1,956

As of September 30, 2011, a total of three individual U.S. government agency securities (two U.S. Department of Agriculture securities and one Small Business Administration security) were in a continuous loss position for 12 months or more.  By contrast, a total of seven U.S. government agency securities were in a continuous loss position for 12 months or more at December 31, 2010.  The Company has the ability and intent to hold these three securities until such time as the value recovers or the security matures.  The Company believes, based on their credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered to be other than temporary.

The following table details the gross unrealized losses and related fair values in the Company’s held-to-maturity investment securities portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010. No held-to-maturity securities were in an unrealized loss position at September 30, 2011.

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
September 30, 2011

The aggregate amortized cost and fair value of available-for-sale and held-to-maturity investment securities by remaining contractual maturity are shown below. Actual expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations.

Available-for-Sale Investment Securities
(in thousands)
	September 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies
Due within one year	$62	$62	$-	$-
Due after one but within five years	145	145	555	555
Due after five but within ten years	-	-	1,160	1,157
Due after ten years	6,640	6,531	3,677	3,611
Government-sponsored enterprises
Due within one year	-	-	-	-
Due after one but within five years	-	-	3,998	4,008
Due after five but within ten years	43,549	43,786	28,038	27,576
Due after ten years	19,500	19,467	12,990	12,455
Mortgage-backed securities	80,471	81,356	81,501	81,052
Total	$150,367	$151,347	$131,919	$130,414

Held-to-Maturity Investment Securities
(in thousands)
	September 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
States and political subdivisions
Due within one year	$100	$101	$50	$50
Due after one but within five years	401	433	403	422
Due after five but within ten years	200	228	300	324
Due after ten years	2,012	2,231	2,012	1,946
Other debt securities
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	1,250	1,250	-	-
Due after ten years	-	-	-	-
Total	$3,963	$4,243	$2,765	$2,742

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

Note 5 - Loans

Following is a summary of the major components of loans, excluding loans held for sale.

Loans
(in thousands)
	September 30,	December 31,
	2011	2010
Real estate:
Construction and development	$100,992	$114,532
1-4 family residential	114,723	120,217
Mutlifamily	5,740	6,417
Farmland	945	965
Nonfarm, nonresidential	163,263	173,326
Total real estate	385,663	415,457
Commercial and industrial loans	49,292	66,254
Consumer	3,236	4,484
	438,191	486,195
Allowance for loan losses	(10,058)	(16,191)
Total	$428,133	$470,004

At September 30, 2011, the Company had $40.2 million in nonaccruing loans, compared to $37.8 million at December 31, 2010.  The year-to-date foregone interest associated with these loans, which averaged $50.3 million for the nine months ended September 30, 2011 and $34.3 million for the comparable period in 2010, was $2.3 million and $1.5 million for the respective periods.

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
September 30, 2011

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
September 30, 2011

Commercial loans with a risk rating of 1 through 5 are classified as “Pass” rated credits in the following tables.  Nonrated consumer loans are also classified as “Pass.”  The following is a summary of information pertaining to credit quality.

Loan Analysis by Credit Quality Indicators
(in thousands)
	September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Construction and development	$61,276	$17,579	$19,453	$2,684	$-	$100,992
1-4 family residential	99,775	1,930	10,967	2,051	-	114,723
Multifamily	5,740	-	-	-	-	5,740
Farmland	945	-	-	-	-	945
Nonfarm, non residential	127,090	14,682	21,379	112	-	163,263
Total real estate loans	294,826	34,191	51,799	4,847	-	385,663
Commercial and industrial	37,751	5,446	4,613	1,482	-	49,292
Consumer	3,235	1	-	-	-	3,236
Total	$335,812	$39,638	$56,412	$6,329	$-	$438,191

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Construction and development	$66,075	$9,033	$38,115	$1,309	$-	$114,532
1-4 family residential	101,321	1,491	14,517	2,888	-	120,217
Multifamily	6,417	-	-	-	-	6,417
Farmland	965	-	-	-	-	965
Nonfarm, non residential	137,252	11,888	23,457	729	-	173,326
Total real estate loans	312,030	22,412	76,089	4,926	-	415,457
Commercial and industrial	53,243	6,215	3,178	3,618	-	66,254
Consumer	4,480	-	4	-	-	4,484
Total	$369,753	$28,627	$79,271	$8,544	$-	$486,195

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

The following is a summary loan aging analysis.

Loan Aging Analysis
(in thousands)
	September 30, 2011
					Total
	Past Due and Accruing				Past Due
	30-59 days	60-89 days	90 or more days	Nonaccrual	& Nonaccrual	Current	Total Loans

Construction and development	$2,687	$-	$-	$12,616	$15,303	$85,689	$100,992
1-4 family residential	682	500	-	13,171	14,353	100,370	114,723
Multifamily	-	-	-	-	-	5,740	5,740
Farmland	-	-	-	-	-	945	945
Nonfarm, non residential	206	-	-	9,131	9,337	153,926	163,263
Total real estate loans	3,575	500	-	34,918	38,993	346,670	385,663
Commercial and industrial	384	187	-	5,289	5,860	43,432	49,292
Consumer	34	-	-	12	46	3,190	3,236
Total loans	$3,993	$687	$-	$40,219	$44,899	$393,292	$438,191

	December 31, 2010
					Total
	Past Due and Accruing				Past Due
	30-59 days	60-89 days	90 or more days	Nonaccrual	& Nonaccrual	Current	Total Loans

Construction and development	$186	$-	$-	$12,487	$12,673	$101,859	$114,532
1-4 family residential	2,021	608	5	11,042	13,676	106,541	120,217
Multifamily	-	-	-	-	-	6,417	6,417
Farmland	-	-	-	-	-	965	965
Nonfarm, non residential	1,467	532	-	8,285	10,284	163,042	173,326
Total real estate loans	3,674	1,140	5	31,814	36,633	378,824	415,457
Commercial and industrial	640	1,747	-	5,966	8,353	57,901	66,254
Consumer	31	15	-	19	65	4,419	4,484
Total loans	$4,345	$2,902	$5	$37,799	$45,051	$441,144	$486,195

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

The following tables outline the changes in the allowance for loan losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at September 30, 2011 and December 31, 2010.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
(in thousands)
	As of and for the Nine Months Ended September 30, 2011
	Construction & Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$8,499	$4,371	$35	$12	$1,798	$1,412	$64	$-	$16,191
Provision for loan losses	1,317	1,542	(1)	1	2,196	3,564	23	123	8,765
Charge-offs	(5,808)	(4,065)	-	-	(1,535)	(3,588)	(41)	-	(15,037)
Recoveries	3	10	-	-	-	113	13	-	139
Ending balance	$4,011	$1,858	$34	$13	$2,459	$1,501	$59	$123	$10,058

Ending allowance balance for loans individually evaluated for impairment	$2,029	$901	$-	$-	$1,850	$658	$-	$-	$5,438

Ending allowance balance for loans collectively evaluated for impairment	$1,982	$957	$34	$13	$609	$843	$59	$123	$4,620

Loans Receivable
Total period-end balance	$100,992	$114,723	$5,740	$945	$163,263	$49,292	$3,236	$-	$438,191
Balance of loans individually evaluated for impairment	$25,550	$16,412	$-	$-	$23,630	$6,074	$-	$-	$71,666
Balance of loans collectively evaluated for impairment	$75,442	$98,311	$5,740	$945	$139,633	$43,218	$3,236	$-	$366,525

	As of and for the Year Ended December 31, 2010
	Construction & Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$15,454	$5,010	$27	$-	$3,232	$3,964	$183	$361	$28,231
Provision for loan losses	8,642	2,370	192	12	(626)	1,905	328	(361)	12,462
Charge-offs	(16,008)	(3,043)	(184)	-	(812)	(4,706)	(475)	-	(25,228)
Recoveries	411	34	-	-	4	249	28	-	726
Ending balance	$8,499	$4,371	$35	$12	$1,798	$1,412	$64	$-	$16,191

Ending allowance balance for loans individually evaluated for impairment	$6,849	$3,496	$-	$-	$1,206	$596	$-	$-	$12,147
Ending allowance balance for loans collectively evaluated for impairment	$1,650	$875	$35	$12	$592	$816	$64	$-	$4,044

Loans Receivable
Total period-end balance	$114,532	$120,217	$6,417	$965	$173,326	$66,254	$4,484	$-	$486,195
Balance of loans individually evaluated for impairment	$39,844	$18,383	$-	$-	$23,989	$6,493	$4	$-	$88,713
Balance of loans collectively evaluated for impairment	$74,688	$101,834	$6,417	$965	$149,337	$59,761	$4,480	$-	$397,482

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

The following table summarizes information relative to impaired loans.

Impaired Loan Schedule
(in thousands)
	September 30, 2011
	Construction and	1-4 Family	Nonfarm	Commercial
	Development	Residential	Non residential	and Industrial	Consumer	Total

With no related allowance recorded
Recorded investment	$14,576	$8,789	$16,588	$5,062	$-	$45,015
Unpaid principal balance	16,999	12,476	17,658	9,053	-	56,186
Related allowance	-	-	-	-	-	-
Average recorded investment	16,315	11,561	17,054	7,131	-	52,061
Interest income recognized	451	227	558	49	-	1,285
With an allowance recorded
Recorded investment	$10,974	$7,623	$7,042	$1,012	$-	$26,651
Unpaid principal balance	13,035	7,757	7,042	1,014	-	28,848
Related allowance	2,029	901	1,850	658	-	5,438
Average recorded investment	13,415	7,486	6,748	1,034	-	28,683
Interest income recognized	244	213	273	36	-	766
Total
Recorded investment	$25,550	$16,412	$23,630	$6,074	$-	$71,666
Unpaid principal balance	30,034	20,233	24,700	10,067	-	85,034
Related allowance	2,029	901	1,850	658	-	5,438
Average recorded investment	29,730	19,047	23,802	8,165	-	80,744
Interest income recognized	695	440	831	85	-	2,051

	December 31, 2010
	Construction and	1-4 Family	Nonfarm	Commercial
	Development	Residential	Non residential	and Industrial	Consumer	Total

With no related allowance recorded
Recorded investment	$16,972	$5,455	$17,047	$4,896	$4	$44,374
Unpaid principal balance	17,149	5,481	17,349	7,733	4	47,716
Related allowance	-	-	-	-	-	-
Average recorded investment	17,502	5,441	17,215	6,491	5	46,654
Interest income recognized	974	266	892	166	1	2,299
With an allowance recorded
Recorded investment	$22,872	$12,928	$6,942	$1,597	$-	$44,339
Unpaid principal balance	24,172	14,905	7,097	1,627	-	47,801
Related allowance	6,849	3,496	1,206	596	-	12,147
Average recorded investment	21,533	13,925	6,956	1,814	-	44,228
Interest income recognized	886	395	316	66	-	1,663
Total
Recorded investment	$39,844	$18,383	$23,989	$6,493	$4	$88,713
Unpaid principal balance	41,321	20,386	24,446	9,360	4	95,517
Related allowance	6,849	3,496	1,206	596	-	12,147
Average recorded investment	39,035	19,366	24,171	8,305	5	90,882
Interest income recognized	1,860	661	1,208	232	1	3,962

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance.  The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. The majority of the loans identified as TDRs had previously been considered impaired and subject to impairment measurement guidance.  At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was
$6.9 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $363,000.  Total loans considered TDRs, under the amended guidance, as of September 30, 2011, were $48.4 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $2.5 million.  Of the $48.4 million of TDRs, $15.6 million were accruing interest.

The following tables summarize information relative to loan modifications determined to be TDRs. As of September 30, 2011, all TDRs are included in impaired loans.

Troubled Debt Restructurings
(in thousands, except contracts)
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction & land development	6	$5,780	$3,703	21	$15,984	$11,901
1-4 family residential	12	2,797	2,527	37	19,180	11,261
Nonfarm, nonresidential	7	3,962	3,922	23	13,913	13,505
Total real estate loans	25	12,539	10,152	81	49,077	36,667
Commercial and industrial	1	88	88	7	4,860	3,583
Total loans	26	$12,627	$10,240	88	$53,937	$40,250

Troubled Debt Restructurings that Subsequently Defaulted
(in thousands, except contracts)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Construction & land development	3	$2,494	9	$7,481
1-4 family residential	5	1,225	19	6,648
Nonfarm, nonresidential	1	394	5	2,468
Total real estate loans	9	4,113	33	16,597
Commercial and industrial	-	-	1	-
Total loans	9	$4,113	34	$16,597

During the nine months ended September 30, 2011, the Bank modified 88 loans that were considered to be TDRs and 34 loans that had previously been restructured were in default on September 30, 2011, nine of which went into default in the 2011 third quarter.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

The following table provides information about the Bank’s nonperforming assets as of September 30, 2011 and December 31, 2010.

Nonperforming Assets
(dollars in thousands)
	September 30,	December 31,
	2011	2010

Nonaccrual loans	$40,219	$37,799
Loans past due 90 or more days and still accruing interest	-	5
Total nonperforming loans	40,219	37,804
Foreclosed real estate	6,828	7,314
Repossessed assets	909	7
Investment in real estate partnership	6,356	-
Total nonperforming assets	$54,312	$45,125

Allowance for loan losses	$10,058	$16,191

Nonperforming loans to period-end loans,
excluding loans held for sale	9.18%	7.78%

Allowance for loan losses to period-end loans,
excluding loans held for sale	2.30%	3.33%

Nonperforming assets as a percentage of:
Loans, foreclosed real estate, and investment in real estate partnership	12.01%	9.14%
Total assets	7.47%	6.23%

Ratio of allowance for loan losses to nonperforming loans	25.0%	42.8%

Note 6 - Foreclosed Real Estate

The following table summarizes the activity in foreclosed real estate for the nine months ended September 30, 2011, and the year ended December 31, 2010.

(in thousands)
	September 30,	December 31,
	2011	2010

Balance at beginning of year	$7,314	$1,665
Additions	3,734	11,503
Sales	(1,687)	(4,344)
Write-downs	(2,533)	(1,510)
Balance at end of period	$6,828	$7,314

Note 7 - Restricted Equity Securities

The Bank, as a member institution is required to own stock in the Federal Home Loan Bank of Atlanta (FHLB).  No ready market exists for this stock and it has no quoted market value; however, redemption of this stock has historically been at par.  At September 30, 2011 and December 31, 2010, the Bank owned $2,578,300 and $3,951,500 in FHLB stock, respectively.  Also included in restricted equity securities at September 30, 2011 and December 31, 2010 was an investment in Capital South Partners, LLC (a Small Business Investment Corporation) of $962,500, an investment in the Senior Housing Crime Prevention Fund of $500,000, and an investment in Pacific Coast Bankers Bank stock of $102,000.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

Note 8 - Investment in Real Estate Partnership

During 2009, the Bank became a member in a limited liability corporation (LLC).  The Bank contributed two nonperforming loans with an aggregate principal amount outstanding of $6.7 million to the LLC, while the other members contributed professional real estate development experience and cash sufficient to carry the properties’ operating costs for an extended period of time.  The LLC is designed to hold the real estate until such time as market values return to normalized levels at which point it is anticipated that the properties will be marketed by seasoned real estate developers with the proceeds of the sale being distributed based on contractual formulas to members of the LLC.  During 2010, the Bank received $311,000 as reduction of principal from the sale of a sub-parcel of one of the two properties.  As of September 30, 2011 and December 31, 2010, the Bank’s investment in the LLC was $6.4 million.

During the second quarter of 2011, the Bank purchased the interest of the other LLC member for $850,000. This cost was included as other loan related expense in the consolidated statement of operations. In late July 2011, the LLC began foreclosure proceedings against the remaining loan in the LLC. Accordingly, this investment is classified as a nonperforming asset at September 30, 2011.

Note 9 - Time Deposits

Time deposits totaled $360.0 million at September 30, 2011, compared to $381.8 million at December 31, 2010.  Of that total, time deposits in denominations of $100,000 or more were $168.9 million and $181.7 million at September 30, 2011 and December 31, 2010, respectively.  Interest expense on deposits of $100,000 or more aggregated $2.0 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively.  Time deposits maturing subsequent to September 30, 2011, are as follows:

(in thousands)
Maturing in	Amount
2011	$77,219
2012	243,850
2013	17,064
2014	6,838
2015	4,959
2016	10,115
$360,045

At September 30, 2011 and December 31, 2010, the Company had $25.1 million and $42.4 million, respectively, in brokered certificates of deposit.  Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposits), unless it first receives an appropriate waiver from the FDIC.  Accordingly, as brokered certificates of deposit mature, the certificates are not being rolled over into another certificate.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

Note 10 - Borrowings

Information related to the Company’s borrowings is summarized below.

(dollars in thousands)
	September 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Advances from the Federal Home Loan Bank	$3,952	0.39%	$3,952	0.43%
Securities sold under agreements to repurchase	712	0.29	704	0.88
Other secured borrowing	-	-	3,619	-
Total	$4,664	0.37%	$8,275	0.43%

Note 11 – Income Taxes

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  During the third quarter of 2011, the Company recorded as a component of  income tax expense a $3.0 million provision, representing an increase to the Company’s valuation allowance held against its deferred tax asset.  Management determined it was appropriate to increase the valuation allowance based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations and available tax planning strategies.  The Company’s net deferred tax asset was $7.9 million (net of a $7.0 million valuation allowance) at September 30, 2011 and $10.1 million (net of a $4.0 million valuation allowance) at December 31, 2010.  As of September 30, 2011, management determined based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations and available tax planning strategies, it was more likely than not that all assets, net of the $7.0 million allowance, would be realized.

Pursuant to accounting pronouncement ASC 740-10, the Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns.  Based on its evaluation of these tax positions for its open tax years, the Company has not recorded any tax liability or uncertain tax positions as of September 30, 2011 and December 31, 2010.  Federal tax returns have been examined by the Internal Revenue Service through 2008.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

Note 12 - Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance at beginning of period	$11,812	$20,632	$16,191	$28,231
Provision for loan losses	5,959	8,500	8,765	9,520
Charge-offs	-
Construction and development	2,753	7,870	5,808	13,439
1-4 family residential	2,510	1,113	4,065	2,801
Multifamily	-	-	-	184
Nonfarm, non residential	355	-	1,535	695
Total real estate	5,618	8,983	11,408	17,119
Commercial	2,165	3,574	3,588	4,101
Consumer	-	128	41	441
Total charge-offs	7,783	12,685	15,037	21,661
Recoveries
Construction and development	-	1	3	331
1-4 family residential	5	3	10	7
Nonfarm, non residential	-	-	-	4
Total real estate	5	4	13	342
Commercial	60	198	113	212
Consumer	5	6	13	11
Total recoveries	70	208	139	565
Net charge-offs	7,713	12,477	14,898	21,096
Balance at end of period	$10,058	$16,655	$10,058	$16,655
Average loans, excluding loans held for sale	$448,430	$508,548	$468,413	$528,776
Period end loans, excluding loans held for sale	$438,191	$506,336	$438,191	$506,336
Net charge-offs to average loans,
excluding loans held for sale(1)	6.82%	9.73%	4.25%	5.33%
Allowance for loan losses to period-end loans,
excluding loans held for sale	2.30%	3.29%	2.30%	3.29%

(1)   Annualized

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

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

For the nine months ended September 30, 2011, basic weighted-average shares and diluted weighted-average shares outstanding were 5,133,286, equating to basic earnings (loss) per share and diluted earnings (loss) per share of ($1.21) per share for the period.  For the nine months ended September 30, 2010, basic weighted-average shares and diluted weighted-average shares outstanding totaled 5,070,462, amounting to basic earnings (loss) per share and diluted earnings (loss) per share of ($0.96) per share for the period.

Additionally, 693,819 shares attributable to outstanding stock options and 276,815 warrants to purchase common stock were excluded from the calculation of net income (loss) per share for the nine months ended September 30, 2011, because their inclusion was not deemed to be dilutive as their exercise price was greater than the average market price of the common shares.  For the nine months ended September 30, 2010, 810,066 shares and 276,815 warrants were excluded from the net income (loss) per share calculations for the same reason.

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
September 30, 2011

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

(in thousands)
	September 30,	December 31,
	2011	2010
Commitments to extend credit	$42,780	$57,061
Standby letters of credit	389	1,328
Total	$43,169	$58,389

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

Banking regulators have raised concern and have heightened regulatory scrutiny regarding loan portfolios with concentrations of loans collateralized by real estate, particularly commercial real estate (CRE).  They have defined CRE to include construction loans, acquisition and development loans, loans collateralized with tracts of raw land for speculative purposes, any sort of commercial premise unless it is owner occupied and a number of other subcategories.  Slightly more than 88.0% of the Bank’s loan portfolio is collateralized by real estate.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (LTV).  Regulatory guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital.  These types of loans totaled $31.4 million at September 30, 2011, representing 95.3% of the Company’s total risk-based capital.

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

Note 15 - Stock Based Compensation

Stock Option Plans

The Employee Stock Option Plan and the Director Stock Option Plan provide up to 497,110 shares (adjusted for all stock splits) of the Company’s common stock may be issued under each of these plans for a combined total of 994,220 shares.  Options granted under the Employee Stock Option Plan and the Director Stock Option Plan may be vested immediately and expire no more than 10 years from date of grant. The exercise price for any options granted under these plans is set by the Board of Directors at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split).  No options were granted under either the Director Stock Option Plan or Employee Stock Option Plan during the nine months ended September 30, 2011, during which period 92,224 options were forfeited.  The total number of options outstanding at September 30, 2011, was 497,110 in the Director Stock Option Plan and 196,709 in the Employee Stock Option Plan.

The Company recognized $1,000 and $25,000 in stock compensation expense during the nine months ended September 30, 2011 and 2010, respectively, related to the vesting of stock options.  Separately, $40,000 of stock compensation expense was reversed upon the forfeiture of nonvested stock options.  It is the Company’s policy to issue shares to satisfy option exercises.  There were no options exercised during the nine months ended September 30, 2011.  As of September 30, 2011, there was no unrecognized compensation cost related to the outstanding stock options. There is no intrinsic value in these stock options as of September 30, 2011, as the exercise prices are greater than the last traded price of the Company's common stock.

A summary of the activity in the Company’s Stock Option Plans and related information for the nine months ended September 30, 2011 is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	Outstanding	Price	Outstanding	Price

At January 1, 2011	786,043	$ 8.42	780,043	$ 8.41
Options granted	-	-	-	-
Options vested	-	-	-	-
Options forfeited	(92,224)	5.90	(86,224)	5.62
At September 30, 2011	693,819	$ 8.31	693,819	$ 8.31

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

Additional information concerning the Company’s Stock Option Plans as of September 30, 2011 is as follows:

				Weighted Average
			Average	Remaining
	Number	Number	Intrinsic	Contractual Life
Exercise Price	Outstanding	Exercisable	Value	(in Years)

$ 5.63	458,874	458,874	$ -	2.74
$ 13.31	216,639	216,639	-	4.00
$ 14.08	12,056	12,056	-	3.74
$ 20.60	6,250	6,250	-	4.17
Total	693,819	693,819	$ -	3.16

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

Nonvested share activity under the Omnibus Plan for the nine months ended September 30, 2011 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2011	58,165	$ 2.60
Granted	86,488	0.38
Vested	(13,722)	2.63
Forfeited	(15,000)	2.15
Outstanding at September 30, 2011	115,931	$ 1.00

Compensation expense recognized for nonvested service-based shares during the nine months ended September 30, 2011 and 2010, totaled $37,000 and $62,000 respectively.  Separately, $12,000 of stock compensation expense was reversed upon the forfeiture of nonvested service-based shares.  The shares issued vest ratably over three-to-five years.  As of September 30, 2011, there was $46,000 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan. This cost is expected to be recognized over a remaining weighted-average period of 11.2 months.

Note 16 - Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments.

(in thousands)
	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$90,846	$90,846	$57,398	$57,398
Investment securities available for sale	151,347	151,347	130,414	130,414
Investment securities held to maturity	3,963	4,243	2,765	2,742
Restricted equity securites	4,143	4,143	5,516	5,516
Investment in real estate partnership	6,356	6,356	6,356	6,356
Loans held for sale	5,263	5,263	11,026	11,026
Loans	438,191	437,299	486,195	483,187
Bank-owned life insurance	12,846	12,846	12,517	12,517
Financial liabilities
Deposits	682,614	680,371	674,337	669,408
Federal funds purchased and securities
sold under agreements to repurchase	712	712	704	704
Borrowings	3,952	3,953	7,571	7,499

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands)
	September 30, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities:
U.S. government agencies	$-	$6,738	$-
Government-sponsored enterprises	-	63,253	-
Mortgage-backed securities	-	81,356	-
Total	$-	$151,347	$-

	December 31, 2010
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities:
U.S. government agencies	$-	$5,323	$-
Government-sponsored enterprises	-	44,039	-
Mortgage-backed securities	-	81,052	-
Total	$-	$130,414	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at September 30, 2011 or December 31, 2010.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

Assets measured at fair value on a nonrecurring basis are included in the following table.  Impaired loans are shown net of the related allowance for loan losses.

(in thousands)
	September 30, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans:
Construction and development	$-	$23,521	$-
1-4 family residential	-	15,511	-
Nonfarm, non residential	-	21,780	-
Total impaired real estate loans		60,812
Commercial and industrial	-	5,416	-
Consumer	-	-	-
Total impaired loans	-	66,228	-
Mortgage loans held for sale	-	5,263	-
Foreclosed real estate	-	6,828	-
Investment in real estate partnership	-	6,356	-
Total	$-	$84,675	$-

	December 31, 2010
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans:
Construction and development	$-	$32,995	$-
1-4 family residential	-	14,887	-
Nonfarm, non residential	-	22,783	-
Total impaired real estate loans		70,665
Commercial and industrial	-	5,897	-
Consumer	-	4	-
Total impaired loans	-	76,566	-
Mortgage loans held for sale	-	11,026	-
Foreclosed real estate	-	7,314	-
Total	$-	$94,906	$-

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis at September 30, 2011 or December 31, 2010.

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
September 30, 2011

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

There were no transfers of assets measured at fair value between Level 1 and Level 2 measurements during the nine months ended September 30, 2011.

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

Due to insufficient funding at the holding company level and restrictions placed on it under the Consent Order and the Written Agreement, the Company has deferred the payment of the last five quarterly dividends on the Preferred Stock, with the total amount deferred equaling $1.0 million as of September 30, 2011.  Until the Company pays in full these deferred Preferred Stock dividends, no dividends may be paid on the common stock.

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
September 30, 2011

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

As of September 30, 2011, the most recent notification from the Bank’s primary regulator categorized the Bank as “undercapitalized” under the regulatory framework for prompt corrective action.  Since that date, no conditions or events have occurred of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category.

The table below summarizes the Company and the Bank’s capital ratios.

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2011
Total Capital (to Risk-weighted Assets)
Company	$32,971	7.54%	$34,976	8.00%	n/a	n/a
Bank	32,963	7.54%	34,976	8.00%	$43,719	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$27,449	6.28%	$17,488	4.00%	n/a	n/a
Bank	27,441	6.28%	17,488	4.00%	$26,231	6.00%
Tier I Capital (to Average Assets)
Company	$27,449	3.81%	$28,799	4.00%	n/a	n/a
Bank	27,441	3.81%	28,797	4.00%	$35,997	5.00%

As of December 31, 2010
Total Capital (to Risk-weighted Assets)
Company	$38,410	8.04%	$38,242	8.00%	n/a	n/a
Bank	38,397	8.03%	38,237	8.00%	$47,796	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$32,308	6.76%	$19,121	4.00%	n/a	n/a
Bank	32,297	6.76%	19,119	4.00%	$28,679	6.00%
Tier I Capital (to Average Assets)
Company	$32,308	4.30%	$30,060	4.00%	n/a	n/a
Bank	32,297	4.30%	30,057	4.00%	$37,571	5.00%

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
September 30, 2011

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

The Bank competes for loans and deposits throughout the markets it serves. The Bank, like other financial institutions, derives most of its revenue from net interest income, which is the difference between the income it earns on loans and securities minus the interest expense it incurs on deposits and borrowings.

Management has provided the following discussion and analysis to address information about the Company’s financial condition and results of operations, which may not otherwise be apparent from the consolidated financial statements included in this Report.  Reference should be made to those statements for an understanding of the following discussion and analysis.  The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto located herein and in the Company’s filing on Form 10-K for the year ended December 31, 2010.

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Those statements may be identified by the use of terms such as “may,” “will,” “should,” “could,” “plans,” “intends,” “anticipates,” “expects”, “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) the impact of the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain; (2) competitive pressure among depository institutions increases significantly; (3) further credit quality deterioration, which could cause an increase in the provisions for loan losses; (4) general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are worse than expected; (5) regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank; (6) revenues are lower than expected; (7) the availability of and/or an unexpectedly high cost of additional capital; (8) the effects of the Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums and assessments; (9) the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (10) volatility in the credit or equity markets and its effect on the general economy; (11) demand for the products or services of the Company, as well as its ability to attract and retain qualified people; (12) our failure to meet the capital ratio requirements in the Stipulation to the Issuance of Consent Order (the Stipulation)  agreeing to the issuance of a Consent Order (the Consent Order) with the FDIC and the North Carolina Commissioner of Banks (the Commissioner); (13) our failure to comply with the terms of the Written Agreement (the Written Agreement) between the Company and the Federal Reserve Bank of Richmond (the Federal Reserve Bank), including but not limited to the requirement to submit written capital plans to the Federal Reserve Bank; (14) the effect of other requirements in the Consent Order and the Written Agreement to which we are subject and any further regulatory actions; (15) the costs and effects of legal, accounting and regulatory developments and compliance, including the Consent Order and the Written Agreement; and (16) premiums for D&O insurance may increase: we may be unable to renew our D&O insurance policy on acceptable terms. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on April 14, 2011 (the “Annual Report”).  The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

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

As of September 30, 2011, the Company did not comply with a number of material terms of the Consent Order and the Written Agreement, including the enhanced capital requirements.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

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

Our significant accounting policies are discussed in Note 1 to the audited consolidated financial statements for the year ended December 31, 2010, contained in the Company’s Annual Report on Form 10-K.  Of those significant accounting policies, we have determined that accounting for our allowance for loan losses, foreclosed real estate, the realization of our deferred tax asset, and the determination of fair value of financial instruments are deemed critical because of the valuation techniques used and the sensitivity of the amounts recorded in our consolidated financial statements to the methods, assumptions, and estimates underlying these balances.  Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available.  Reference should be made to the Annual Report for a detailed discussion of these critical accounting policies.

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history.  Unemployment is at record levels and both residential and commercial real estate values have been adversely impacted.  With the slowing economy, falling real estate values and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality.  These conditions led to our providing an increase to the allowance for loan losses of $29.9 million in 2009 and suffering a net loss in 2009 of $18.6 million.  During 2010, the Company recorded a $12.5 million provision for loan losses and incurred a net loss of $5.3 million.  For the nine-month period ending September 30, 2011, provisions for loan losses totaled $8.8 million with net charge-offs of $14.9 million, contributing to a net loss of $5.4 million.  Continued weakness in the Western North Carolina real estate markets was the primary reason for the Bank’s increased provision for loan losses and loan charge-offs in 2010 and 2011.  Although we have experienced some margin improvement and expect to see further improvement through the remainder of 2011, we also expect to incur increased expense as we manage our troubled assets.  Our markets continue to feel the effects of the recession and we do not foresee substantial improvements in either unemployment or real estate values.

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

The Company believes its current base of business is relatively well diversified as is the general economic base of the region as a whole.  The principal concentration identified by management within the Company’s lending portfolio is in loans secured by real estate.  At September 30, 2011, loans collateralized by real estate, comprise 88.0% of the Company’s total loan portfolio. Management believes concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral.  These include residential, multifamily and both income-producing and owner-occupied commercial properties. The Company’s loan portfolio includes $101.0 million in loans classified as construction or acquisition and development (of which $44.8 million are land loans) and $163.3 million in loans classified as commercial real estate (CRE), representing 23.0% and 37.3%, respectively of the total portfolio.  By way of comparison, at December 31, 2010, the Company’s loan portfolio included $114.5 million in loans classified as construction or acquisition and development (of which $49.9 million were land loans) and $173.3 million in loans classified as CRE, representing 23.6% and 35.6%, respectively of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios.  At September 30, 2011, loans exceeding regulatory loan-to-value guidelines represented 95.3% of risk-based capital, primarily attributable to lower capital due to losses incurred in the past three years, combined with market value declines on the underlying collateral of the Bank’s real estate loan portfolio.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

Banking regulators have continued to issue guidance to banks concerning their perception of general risk levels associated with higher concentrations of CRE as a proportion of total loans and as a percentage of capital within bank loan portfolios.  It remains management’s understanding that regulatory interpretations of this guidance would not necessarily prohibit future growth for banks with concentrations of CRE, however, additional monitoring and risk management procedures are likely to be required for portfolios with higher levels of CRE and additional CRE lending may also be curtailed. Management has continued efforts to refine enhanced monitoring systems pertaining to the Bank’s CRE portfolio, with particular emphasis on construction and acquisition and development lending, which comprises a material portion of the Bank’s CRE portfolio.  In addition to continued enhanced monitoring of this portion of the loan portfolio, management has curtailed lending to new acquisition and development projects and anticipates this component of the portfolio will decline substantially over time.

For the first five years of operation, management’s business plan had been predicated upon the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area. However, due to the current economic environment, management does not expect to continue to open new branch offices to augment the current branch network for the foreseeable future and may close certain offices to improve operating efficiencies.  Instead, management will focus on its nonperforming loan portfolio and its foreclosed real estate, while simultaneously growing existing branches in its primary markets.

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

Financial Overview

The Company’s total assets were $727.0 million at September 30, 2011, an increase of $2.2 million, from $724.8 million at December 31, 2010.  The Company’s total deposits were $682.6 million at September 30, 2011, an increase of $8.3 million, from $674.3 million at December 31, 2010.  Proceeds from investment security sales and increased customer deposits, along with proceeds from secondary market mortgage loan sales and loan repayments continue to boost cash on deposit with the Federal Reserve Bank at quarter end, providing sufficient liquidity to fund investment security purchases, combined with providing liquidity to meet depositor needs.  Overall growth plans have been purposely slowed in response to the Bank’s asset quality deterioration, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements.  The Company expects declines in total assets throughout the remainder of 2011 as $22.5 million in brokered certificates of deposit mature and are not renewed. The Company believes it has sufficient liquidity on hand to support funding at maturity.

Investment securities climbed by $22.1 million, or 16.6%, from $133.2 million at December 31, 2010, to $155.3 million at September 30, 2011.  During the nine months ended September 30, 2011, gross loans, excluding loans held for sale, decreased by $48.0 million, or 9.9%, from $486.2 million at December 31, 2010 to $438.2 million at September 30, 2011, as management purposely slowed loan growth in response to current economic conditions.  The Company’s portfolio loan-to-asset ratio decreased from 67.1% at December 31, 2010, to 60.3% at September 30, 2011, principally reflecting an increase in loan repayments over loan production, combined with $15.0 million of charge-offs.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

During the nine months ended September 30, 2011, the Company recorded a net loss of $5.4 million, compared to net loss of $4.1 million for the similar period in 2010.  Net interest income for the nine months ended September 30, 2011, increased to $15.6 million, compared with $15.3 million for the nine months ended September 30, 2010, despite the adverse impact of nonaccrual loans, historically low interest rates, and an asset shift from higher yielding loans to lower yielding investment securities.  The Company’s net interest margin increased to 3.10% at September 30, 2011, compared with 2.69% for the similar period in 2010, primarily as a result of higher levels of investment securities in the 2011 period as compared to higher levels of overnight funds in the 2010 period, combined with lower rates on deposits.  Provision for loan losses was $8.8 million for the nine months ended September 30, 2011, compared to $9.5 million for the nine-month period ended September 30, 2010.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.   Noninterest income, which primarily includes income from service charges on deposit accounts and mortgage services revenue, for the nine months ended September 30, 2011, increased to $7.1 million, compared to $5.0 million recorded during the nine-month period ended September 30, 2010, principally due to gains on sales of investment securities and USDA/SBA loan sales of $3.0 million, compared to $1.1 million in the year-ago nine-month period.  Noninterest expense for the nine-months ended September 30, 2011, increased to $18.3 million, compared to $17.7 million for the similar period in 2010.  The increase in noninterest expense was driven primarily by significantly higher problem asset management costs and holding costs of and losses on the sale of other real estate owned.  The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.  The higher problem asset costs were partially offset by strong cost control efforts leading to declines in most operating expense categories, including salary and occupancy costs as a result of the closure of two branches in the first quarter of 2011

Loans

Net loans outstanding, excluding loans held for sale, were $428.1 million at September 30, 2011, compared to $470.0 million on December 31, 2010, a decrease of $41.9 million, or 8.9%.  Before the allowance for loan losses, loans receivable decreased $48.0 million, or 9.9%, from $486.2 million at December 31, 2010, to $438.2 million at September 30, 2011.  Following is a summary of loans, excluding loans held for sale.

(in thousands)
	September 30,	December 31,
	2011	2010
Real estate:
Construction and development	$100,992	$114,532
1-4 family residential	114,723	120,217
Multifamily	5,740	6,417
Farmland	945	965
Nonfarm, nonresidential	163,263	173,326
Total real estate loans	385,663	415,457
Commercial and industrial	49,292	66,254
Consumer	3,236	4,484
	438,191	486,195
Allowance for loan losses	(10,058)	(16,191
Total	$428,133	$470,004

Of our outstanding loans, $23.4 million are attributable to loans purchased from Live Oak Bank, a state chartered bank located in Eastern North Carolina. Live Oak Bank focuses on the origination and servicing of loans to small businesses, primarily small business loans guaranteed by the SBA. The Bank has worked with Live Oak Bank since its inception to originate loans. The Bank has not purchased loans from Live Oak Bank since mid-2010.  Although the Company may purchase additional loans in the future, the Bank also originates, services, and sells USDA and SBA loans on its own.  We expect to continue originating both SBA and USDA loans and management feels this will positively impact future earnings.

Management expects loan growth will continue to be muted during the remainder of 2011 and into 2012 as a result of the economic uncertainties that are expected to persist for the foreseeable future.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

Deposits

Total deposits at September 30, 2011 were $682.6 million, up $8.3 million from $674.3 million on December 31, 2010.  During the nine months ended September 30, 2011, demand deposits increased $8.0 million, money market accounts increased $4.3 million, savings deposits increased $17.5 million and interest-bearing checking accounts increased by $237,000, while certificates of deposits declined by $21.7 million, of which $14.6 million were brokered deposits and $2.8 million were internet deposits. Through our branch network, the Bank continues to attract new depository customers seeking value-added service.  In addition to attracting new core deposit customers, our existing customers, in this low interest rate environment, are exhibiting a preference to maintaining their funds in short-term liquid investments, such as our savings and money market deposit accounts.  As a consequence, customers are often taking the funds from maturing certificates and depositing them into savings, checking, and money market accounts.  Some customers are also beginning to transfer their liquid funds back into the stock markets.

Borrowings

As of September 30, 2011, the Company had total borrowings of $4.7 million, compared to $8.3 million at December 31, 2010.  Borrowings from the Federal Home Loan Bank of $4.0 million remained constant, while securities sold under agreements to repurchase of $712,000 were relatively unchanged from year-end 2010.  USDA loans of $3.6 million sold in the fourth quarter of 2010 were treated as secured borrowings at December 31, 2010.  The sale was completed with de-recognition of the loans and the secured borrowing liability occurring after expiration of the 90-day guarantee period.

Stockholders’ Equity

Consolidated stockholders’ equity decreased to $33.4 million at September 30, 2011, compared to $37.3 million at December 31, 2010, representing 4.6% and 5.2% of total assets, respectively.  The Company’s net loss of $5.4 million for the nine months ended September 30, 2011, partially offset by a $1.5 million increase in net unrealized gains on available-for-sale securities, net of income taxes, were the primary factors contributing to the change.  Book value per common share was $3.38 at September 30, 2011, a decrease of $0.85, compared to $4.23 per common share at December 31, 2010.

No cash dividends have been declared on common stock during 2011, and management does not anticipate cash dividends on common stock for the foreseeable future.  Further, the Bank has been unable to upstream funds to the Company to pay the quarterly dividend on its preferred stock due to regulatory disapproval, and thus, since August 2010, the Company has deferred the $205,000 quarterly payment of cash dividends on its preferred stock.  As of September 30, 2011, the Company has deferred payment of $1.0 million in preferred dividends. The Company expects to again defer the $205,000 payment of the preferred dividend in November 2011, in order to preserve capital.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

As of September 30, 2011, the Bank’s primary federal regulator categorized the Bank as “undercapitalized” under the regulatory framework for prompt corrective action.  Actual capital amounts and ratios for the Company and the Bank at September 30, 2011 and December 31, 2010 are presented in the following table.

(dollars in thousands)
					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2011
Total Capital (to Risk-weighted Assets)
Company	$32,971	7.54%	$34,976	8.00%	n/a	n/a
Bank	32,963	7.54%	34,976	8.00%	$43,719	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$27,449	6.28%	$17,488	4.00%	n/a	n/a
Bank	27,441	6.28%	17,488	4.00%	$26,231	6.00%
Tier I Capital (to Average Assets)
Company	$27,449	3.81%	$28,799	4.00%	n/a	n/a
Bank	27,441	3.81%	28,797	4.00%	$35,997	5.00%

As of December 31, 2010
Total Capital (to Risk-weighted Assets)
Company	$38,410	8.04%	$38,242	8.00%	n/a	n/a
Bank	38,397	8.03%	38,237	8.00%	$47,796	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$32,308	6.76%	$19,121	4.00%	n/a	n/a
Bank	32,297	6.76%	19,119	4.00%	$28,679	6.00%
Tier I Capital (to Average Assets)
Company	$32,308	4.30%	$30,060	4.00%	n/a	n/a
Bank	32,297	4.30%	30,057	4.00%	$37,571	5.00%

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

Although management believes the Company appropriately reserved for our problem assets at year-end 2010, we nonetheless continue to experience the effects of asset devaluation in our markets as the economy and businesses struggle to recover.  We have allocated significant additional resources toward expeditious resolution of our nonperforming loans and those assets we have foreclosed upon.  We anticipate additional provisioning and charge-offs during the remainder of 2011 and into 2012 to stay ahead of this resolution process.  As of September 30, 2011, nonperforming assets were $54.3 million, up $9.2 million from $45.1 million at December 31, 2010, principally due to the nonperforming asset classification of the $6.4 million investment in real estate partnership, as discussed below, and the repossession of aircraft collateral on two loans.  As a percentage of period-end portfolio loans, other real estate owned and investment in real estate partnership, nonperforming assets were 12.01% at September 30, 2011, versus 9.14% at year-end 2010.  The allowance for loan losses as a percentage of period-end portfolio loans stood at 2.30% at September 30, 2011, down from 3.33% at December 31, 2010, mainly reflecting $14.9 million in net charge-offs taken during the nine months ended September 30, 2011, for which $9.0 million of the related reserves were established at December 31, 2010. The adverse effect of the net charge-offs was partially offset by a decline in outstanding loan balances.  Management expects the level of nonperforming assets to remain at elevated levels through the remainder of 2011 and into 2012.  The Company has seen its level of loans 30-89 days past due decline in recent months; however, there can be no assurance this trend will continue into the future.  As of September 30, 2011, loans 30-89 days past due were $4.7 million, compared to $7.3 million at December 31, 2010 and $14.1 million at September 30, 2010, its highest level in the current credit cycle.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

The provision for loan losses was $8.8 million for the nine months ended September 30, 2011, compared to $9.5 million for the similar period in 2010, while net charge-offs were $14.9 million in the 2011 period, compared to net charge-offs of $21.1 million in the 2010 period.  The charge-offs in each period resulted principally from recognition of losses previously reserved for as these loans were worked through the Bank’s asset resolution process.  In addition, as part of this resolution process, management provides for additional losses through increases to its allowance for loan losses.

The following table provides additional information about the Bank’s nonperforming assets.

Nonperforming Assets
(dollars in thousands)
	September 30,	December 31,
	2011	2010

Nonaccrual loans	$40,219	$37,799
Loan past due 90 or more days and still accruing interest	-	5
Total nonperforming loans	40,219	37,804
Foreclosed real estate	6,828	7,314
Repossessed assets	909	7
Investment in real estate partnership	6,356	-
Total nonperforming assets	$54,312	$45,125

Allowance for loan losses	$10,058	$16,191

Nonperforming loans to period-end loans,
excluding loans held for sale	9.18%	7.78%

Allowance for loan losses to period-end loans,
excluding loans held for sale	2.30%	3.33%

Nonperforming assets as a percentage of:
Loans, foreclosed real estate, and investment in real estate partnership	12.01%	9.14%
Total assets	7.47%	6.23%

Ratio of allowance for loan losses to nonperforming loans	25.0%	42.8%

Investment in Real Estate Partnership. During 2009, the Bank became a member in a limited liability corporation (LLC).  The Bank contributed two nonperforming loans with an aggregate principal amount outstanding of $6.7 million to the LLC, while the other members contributed professional real estate development experience and cash sufficient to carry the properties’ operating costs for an extended period of time.  The LLC is designed to hold the real estate until such time as market values return to normalized levels at which point it is anticipated the properties will be marketed by seasoned real estate developers with the proceeds of the sale being distributed based on contractual formulas to members of the LLC.  During 2010, the Bank received $311,000 as reduction of principal from the sale of a sub-parcel of one of the two properties.  As of September 30, 2011 and December 31, 2010, the Bank’s investment in the LLC was $6.4 million.

During the second quarter of 2011, the Bank purchased the interest of the other LLC member for $850,000. This cost was included as other loan related expense in the consolidated statement of operations. In July 2011, the LLC began foreclosure proceedings against the remaining loan in the LLC, and as of June 30, 2011, the Company began classifying this investment as a nonperforming asset.

Restructured Loans Accruing Interest.  On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreements, has been demonstrated over several payment cycles.  Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions.  Restructured loans totaled $48.4 million at September 30, 2011, compared to $9.4 million at December 31, 2010, of which $15.6 million and $4.5 million were accruing interest at the respective period ends. The increase in restructured loans resulted from modification or renewal of loans in 2011 during a period of continued economic downturn, in which many borrowers have experienced financial challenges.  Additionally, as a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year, January 1, 2011, through the first interim reporting period of adoption on September 30, 2011.

Loan loss experience for the three and nine months ended September 30, 2011 and 2010, is presented below.

(dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance at beginning of period	$11,812	$20,632	$16,191	$28,231
Provision for loan losses	5,959	8,500	8,765	9,520
Charge-offs	-
Construction and development	2,753	7,870	5,808	13,439
1-4 family residential	2,510	1,113	4,065	2,801
Multifamily	-	-	-	184
Nonfarm, non residential	355	-	1,535	695
Total real estate	5,618	8,983	11,408	17,119
Commercial	2,165	3,574	3,588	4,101
Consumer	-	128	41	441
Total charge-offs	7,783	12,685	15,037	21,661
Recoveries
Construction and development	-	1	3	331
1-4 family residential	5	3	10	7
Nonfarm, non residential	-	-	-	4
Total real estate	5	4	13	342
Commercial	60	198	113	212
Consumer	5	6	13	11
Total recoveries	70	208	139	565
Net charge-offs	7,713	12,477	14,898	21,096
Balance at end of period	$10,058	$16,655	$10,058	$16,655
Average loans, excluding loans held for sale	$448,430	$508,548	$468,413	$528,776
Period end loans, excluding loans held for sale	$438,191	$506,336	$438,191	$506,336
Net charge-offs to average loans,
excluding loans held for sale(1)	6.82%	9.73%	4.25%	5.33%
Allowance for loan losses to period end loans,
excluding loans held for sale	2.30%	3.29%	2.30%	3.29%

(1)   Annualized

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

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

Management has taken what it believes to be an aggressive stance on identifying problems with credits and placing them on nonaccrual status relatively early in its evaluation process. In addition, management has evaluated these credits and their ultimate collectability using both internal and external portfolio loan reviews, and believes any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Bank’s existing allowance for loan losses.

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio. For consistency of comparison on a quarterly basis, we use a rolling eight-quarter look-back period when computing historical loss rates.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the September 30, 2011, allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

We believe the allowance for loan losses at September 30, 2011, is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to us at the time of the issuance of our consolidated financial statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required.  Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses.  Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown.

Allocation of the Allowance for Loan Losses
(dollars in thousands)
	September 30, 2011		December 31, 2010
		Percent		Percent
		of Total		of Total
	Amount	Loans (1)	Amount	Loans (1)

Construction loans	$4,011	23.0%	$8,499	23.6%
1-4 family residential	1,858	26.2	4,371	24.7
Multifamily	34	1.3	35	1.3
Farmland	13	0.2	12	0.2
Nonfarm, nonresidential	2,459	37.3	1,798	35.7
Total real estate loans	8,375	88.0	14,715	85.5
Commercial and industrial loans	1,501	11.3	1,412	13.6
Consumer	59	0.7	64	0.9
Unallocated	123	-	-	-
Total	$10,058	100%	$16,191	100%

(1) Percent of loans in each category to total loans

Impaired Loans.  Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures the impairment in accordance with generally accepted accounting principles.  The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals.  As of September 30, 2011, impaired loans totaled $71.7 million.  Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $5.4 million.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

Results of Operations

Three Months Ended September 30, 2011, Compared to the Three Months Ended September 30, 2010

Summary

The Company recorded a net loss of $5.5 million for the third quarter of 2011, compared with a net loss of $4.8 million for the same quarter in 2010.  Net loss available to common stockholders, after the effect of preferred stock dividend requirements, was $5.8 million for the third quarter of 2011, or $1.12 per diluted share, compared with net loss available to common shareholders of $5.1 million, or $0.99 per diluted share, in the year-ago quarter.  The loss before income taxes was $4.2 million in the third quarter of 2011, down from $7.9 million in the third quarter of 2010.  The $3.7 million reduction was driven by a lower provision for loan losses of $2.5 million and an increase of $2.1 million in noninterest income, partially offset by significantly higher foreclosed real estate expense.  During the third quarter of 2011, the Company recorded net income tax expense of $1.4 million based on a pre-tax book loss of $4.2 million.  The $1.4 million income tax expense consisted of an income tax benefit of $1.6 million on the loss incurred for the quarter, offset by income tax expense of $3.0 million, representing an increase to the Company’s valuation allowance held against its deferred tax asset.  Management determined it was appropriate to increase the valuation allowance based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations and available tax planning strategies.

Net Interest Income

Net interest income for the 2011 third quarter decreased to $5.2 million, compared with $5.3 million for the third quarter of 2010, due to the adverse impact of nonaccrual loans, historically low interest rates, and a reduction in loans outstanding.  Although average earning assets declined $62.4 million between quarters, the Company’s net interest margin improved to 3.04%, from 2.85% for the third quarter of 2010.  The margin improvement resulted from a 30 basis point reduction in the average cost of funds to 1.21%, partially offset by a 6 basis point decrease in the average yield on earning assets to 4.14% due to a shift in the composition of the assets. The lower cost of funds was due to a continued decline in interest rates and a change in our mix of deposits.  Our customers, upon maturity of certificates of deposit, often have chosen to move their funds into more liquid accounts, such as savings, money market, or checking accounts.  Despite quarter-over-quarter improvements in net interest margin, the Company’s decision to build and maintain a significant liquidity position in an uncertain regulatory and economic environment continues to have an adverse impact on the net interest margin.  The net interest margin will also be negatively affected if the economic environment remains sluggish, loan originations slow further, and nonaccrual loans continue at higher levels.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

The following table illustrates the Company’s yield on earning assets and cost of funds for the three-month periods ended September 30, 2011 and 2010.

Average Balances and Net Interest Income
(dollars in thousands)
	Three Months Ended September 30
	2011			2010
	Average	Interest		Average	Interest
	Daily	Income/	Average	Daily	Income/	Average
	Balance	Expense(1)(2)	Rate(3)	Balance	Expense(1)(2)	Rate(3)
Interest-earning assets
Loans and loans held for sale	$451,362	$5,703	5.01%	$517,198	$6,864	5.27%
Investment securities	175,218	1,270	2.90%	153,064	854	2.23%
Due from Federal Reserve Bank	41,102	24	0.23%	58,550	34	0.23%
Interest-bearing bank deposits	5,572	18	1.32%	6,794	25	1.46%
Total interest-earning assets	673,254	7,015	4.14%	735,606	7,777	4.20%

Noninterest-earning assets:
Cash and due from banks	17,247			11,059
Property and equipment	5,303			5,140
Interest receivable and other	30,602			22,240
Total noninterest-earning assets	53,152			38,439
Total assets	$726,406			$774,045

Interest-bearing liabilities
NOW accounts	$65,337	50	0.31%	$61,790	53	0.34%
Money markets	52,498	138	1.04%	48,366	143	1.17%
Savings deposits	127,525	329	1.02%	107,476	300	1.11%
Time deposits	360,410	1,341	1.48%	400,954	1,909	1.89%
Federal funds purchased/repurchase agreements	1,123	2	0.82%	1,118	2	0.71%
Borrowings	3,952	(4)	0.39%	37,120	86	0.91%
Total interest-bearing liabilities	610,845	1,856	1.21%	656,824	2,493	1.51%

Noninterest-bearing liabilities:
Demand deposits	72,890			68,192
Interest payable and other	4,279			6,261
Total noninterest-bearing liabilities	77,169			74,453
Total liabilities	688,014			731,277

Stockholders' equity	38,392			42,768
Total liabilities and stockholders' equity	$726,406			$774,045

Net interest income and interest rate spread		$5,159	2.93%		$5,284	2.69%

Net yield on average interest-earning assets			3.04%			2.85%

Ratio of average interest-earning assets to
average interest-bearing liabilities	110.22%			111.99%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.
(3) Annualized.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in either volume or rates has been allocated in proportion to the absolute dollar change in both.

Volume and Rate Variance Analysis
(in thousands)
	Three Months Ended September 30			Three Months Ended September 30
	2011 vs 2010			2010 vs 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, including loans held for sale	$(843)	$(318)	$(1,161)	$147	$(860)	$(713)
Investment securities	136	280	416	(82)	424	342
Federal funds sold	-	-	-	-	(5)	(5)
Due from Federal Reserve Bank	(10)	-	(10)	-	34	34
Interest-bearing bank deposits	(4)	(3)	(7)	25	-	25
Total interest income	(721)	(41)	(762)	90	(407)	(317)

Interest expense:
NOW accounts	$3	$(6)	$(3)	$(4)	$3	$(1)
Money markets	12	(17)	(5)	(61)	(13)	(74)
Savings deposits	53	(24)	29	(26)	56	30
Time deposits	(180)	(388)	(568)	(303)	357	54
Federal funds purchased and securities
sold under agreements to repurchase	-	-	-	(1)	(1)	(2)
Other borrowings	(35)	(55)	(90)	61	(1)	60
Total interest expense	(147)	(490)	(637)	(334)	401	67
Net increase (decrease) in net interest income	$(574)	$449	$(125)	$424	$(808)	$(384)

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

Provision for loan losses for the three months ended September 30, 2011, totaled $6.0 million, a decrease of $2.5 million from $8.5 million for the comparable 2010 quarter.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

Noninterest Income

Noninterest income for the three months ended September 30, 2011, totaled $4.1 million, compared with $2.0 million for the same quarter in 2010.  The primary components of noninterest income are gains on sales of investment securities, service charges on deposit accounts, and mortgage services revenue, which contributed $2.4 million, $617,000 and $441,000, respectively, to noninterest income while other service charges, increases in the cash surrender value of bank-owned life insurance, and USDA/SBA loan sale and servicing revenue contributed $157,000, $110,000, and $366,000, respectively during the quarter ending September 30, 2011. During the same period in 2010, mortgage services revenue of $661,000 and service charges on deposits of $572,000 were the major components of noninterest income, while other service charges, increases in the cash surrender value of bank-owned life insurance, net gains on the sale of investment securities, and USDA/SBA loan sale and servicing revenue added $131,000, $117,000, $297,000, and $173,000 respectively, to noninterest income.  During 2011, the increase in new deposit customers and higher debit card and ATM usage led to the rise in service charges on deposit accounts. Although mortgage originations and sales activity remains strong in 2011, the Company experienced record activity in the 2010 second half.  The strength of the 2010 second half contributed to the decline in the year-over-year quarterly comparison.  During the third quarter of 2011, the Company sold $93.2 million of investment securities to recognize $2.4 million in gains inherent in the portfolio and to mitigate the risk of its decline in the fair value of the portfolio should market interest rates fluctuates.  Comparable levels of sales did not occur in the 2010 period.

Components of noninterest income follow:

Noninterest Income
(in thousands)
	Three Months Ended September 30
	2011	2010
Service charges on deposit accounts	$617	$572
Mortgage services revenue	441	661
Other service charges and fees	157	131
Increase in cash surrender value of life insurance	110	117
Gain on sale of investment securities, net	2,415	297
USDA/SBA loan sale and servicing revenue	366	173
Other income	(3)	27
Total	$4,103	$1,978

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

Noninterest Expense

Noninterest expense of $7.5 million for the third quarter of 2011 was up from $6.6 million in the third quarter of 2010.  The increase in noninterest expense was primarily driven by significantly higher problem asset management costs, principally appraisal and legal fees, and holding costs of and losses on the sale of other real estate owned.
The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.  Foreclosed real estate expense of $2.3 million for the third quarter of 2011 has increased substantially  from $627,000 in the third quarter of 2010.  For the third quarter of 2011, the largest components of foreclosed real estate expense were $2.0 million for write-downs on real estate owned and $192,000 for foreclosure expense related to real estate owned.  In contrast, for the third quarter of 2010, the largest components of foreclosed real estate expense were $170,000 for write-downs on real estate owned and $335,000 on the loss on sale of real estate owned.  Higher problem asset costs were partially offset by strong cost control efforts leading to declines in most operating expense categories, including salary and occupancy costs as a result of the closure of two branches in the first quarter of 2011.

Components of noninterest expense follow:

Noninterest Expense
(in thousands)
	Three Months Ended September 30
	2011	2010
Salaries and employee benefits	$2,252	$2,920
Occupancy	351	440
Equipment	229	297
Advertising	58	123
Data processing and telecommunications	609	666
Deposit insurance premiums	622	572
Professional fees	89	270
Printing and supplies	36	72
Dues and subscriptions	46	46
Postage	57	52
Foreclosed real estate	2,279	627
Debt extinguishment expense	-	9
Loan legal	69	56
Loan appraisal	146	21
Other loan related expense	137	(3)
Corporate insurance	47	23
Other	449	434
Total	$7,476	$6,625

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

Salaries and benefits of $2.3 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively, comprise a significant portion of noninterest expense. The following table highlights the major components included in salaries and employee benefits expense.

Salaries and employee benefits
(in thousands)
	Three Months Ended September 30
	2011	2010
Salaries	$1,758	$2,048
Mortgage loan originator commissions	181	331
Payroll taxes	143	174
Group insurance	116	250
Branch incentives	8	24
Equity compensation	12	21
401(k) matching contributions	-	60
SFAS 91 salary deferrals	(43)	(66)
SERP	62	62
Other employee benefits	15	16
Total	$2,252	$2,920

During the third quarter of 2011, the Company recorded income tax expense of $1.4 million based on a pre-tax book loss of $4.2 million. For the third quarter of 2010, the Company recorded income tax benefit of $3.1 million based on pre-tax book loss of $7.9 million.  Contributing to the income tax expense in the 2011 period was a provision of $3.0 million to increase the valuation allowance the Company maintains against its deferred tax asset. The provision resulted from uncertainties in estimating the timing and amounts of future taxable income.

Nine Months Ended September 30, 2011, Compared to the Nine Months Ended September 30, 2010

Summary

The Company recorded a net loss of $5.4 million for the nine months ended September 30, 2011, compared with a net loss of $4.1 million for the nine months ended September 30, 2010.  Net loss available to common stockholders, after the effect of preferred stock dividend requirements, was $6.2 million for the nine months ended September 30, 2011, or $1.21 per diluted share, a decrease of $1.3 million, or $0.25 per diluted share, compared with net loss available to common shareholders of $4.9 million, or $0.96 per diluted share, in the comparable 2010 period.  The loss before income taxes was $4.4 million for the nine months ended September 30, 2011, down from the loss before income taxes of $6.8 million in the similar period 2010.  The $2.5 million reduction was driven by a lower provision for loan losses of $755,000 and an increase of $2.1 million in noninterest income, partially offset by significantly higher foreclosed real estate expense.  During the nine months ended September 30, 2011, the Company recorded net income tax expense of $1.1 million based on a pre-tax book loss of $4.4 million.  The $1.1 million income tax expense consisted of an income tax benefit of 1.9 million on the loss incurred for the quarter, offset by income tax expense of $3.0 million, representing an increase to the Company’s valuation allowance held against its deferred tax asset.  Management determined it was appropriate to increase the valuation allowance during the third quarter of 2011 based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations and available tax planning strategies.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

Net Interest Income

Net interest income for the nine-month period of 2011 increased to $15.6 million, compared with $15.3 million for the comparable nine-month period of 2010, despite the adverse impact of nonaccrual loans, historically low interest rates, and a decline in the balance of net earning assets.  Although average earning assets declined $91.6 million between periods, the Company’s net interest margin improved to 3.10%, from 2.69% for the 2010 period.  The significant margin improvement resulted from a 17 basis point increase in the average yield on earning assets to 4.25% due to a sizable shift in the composition of the assets from overnight funds maintained at the Federal Reserve Bank to higher-yielding investment securities while still maintaining liquidity, and a 28 basis point reduction in the average cost of funds to 1.28%.  The lower cost of funds was also due to a continued decline in interest rates and a change in our mix of deposits.  Our customers, upon maturity of certificates of deposits, often have chosen to move their funds into more liquid accounts, such as savings, money market, or checking accounts.  These accounts generally bear a lower rate of interest.  Despite year-over-year improvements in net interest margin, the Company’s decision to build and maintain a significant liquidity position in an uncertain regulatory and economic environment, continues to have an adverse impact on the net interest margin.  The net interest margin will also be negatively affected if the economic environment remains sluggish, loan originations slow further, and nonaccrual loans continue at higher levels.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

The following table illustrates the Company’s yield on earning assets and cost of funds for the nine-month periods ended September 30, 2011 and 2010.

Average Balances and Net Interest Income
(dollars in thousands)
	Nine Months Ended September 30
	2011			2010
	Average	Interest		Average	Interest
	Daily	Income/	Average	Daily	Income/	Average
	Balance	Expense(1)(2)	Rate(3)	Balance	Expense(1)(2)	Rate(3)
Interest-earning assets
Loans and loans held for sale	$471,730	$17,824	5.05%	$534,891	$21,052	5.26%
Investment securities	156,213	3,412	2.91%	125,605	2,012	2.14%
Due from Federal Reserve Bank	37,888	66	0.23%	100,242	175	0.23%
Interest-bearing bank deposits	6,200	58	1.26%	2,941	29	1.32%
Total interest-earning assets	672,031	21,360	4.25%	763,679	23,268	4.07%

Noninterest-earning assets:
Cash and due from banks	16,106			10,319
Property and equipment	5,538			5,396
Interest receivable and other	26,001			13,824
Total noninterest-earning assets	47,645			29,539
Total assets	$719,676			$793,218

Interest-bearing liabilities
NOW accounts	$63,863	147	0.31%	$61,272	154	0.34%
Money markets	50,403	401	1.06%	46,009	438	1.27%
Savings deposits	120,532	940	1.04%	98,125	815	1.11%
Time deposits	365,874	4,291	1.57%	419,267	6,158	1.96%
Federal funds purchased/repurchase agreements	957	5	0.81%	1,043	5	0.64%
Borrowings	3,952	13	0.42%	52,693	358	0.90%
Total interest-bearing liabilities	605,581	5,797	1.28%	678,409	7,928	1.56%

Noninterest-bearing liabilities:
Demand deposits	71,426			64,933
Interest payable and other	4,806			6,266
Total noninterest-bearing liabilities	76,232			71,199
Total liabilities	681,813			749,608

Stockholders' equity	37,863			43,610
Total liabilities and stockholders' equity	$719,676			$793,218

Net interest income and interest rate spread		$15,563	2.97%		$15,340	2.51%

Net yield on average interest-earning assets			3.10%			2.69%

Ratio of average interest-earning assets to
average interest-bearing liabilities	110.97%			112.57%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.
(3) Annualized.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in either volume or rates has been allocated in proportion to the absolute dollar change in both.

Volume and Rate Variance Analysis
(in thousands)
	Nine Months Ended September 30			Nine Months Ended September 30
	2011 vs 2010			2010 vs 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, including loans held for sale	$(2,412)	$(816)	$(3,228)	$(418)	$(1,978)	$(2,396)
Investment securities	562	838	1,400	(852)	807	(45)
Federal funds sold	-	-	-	-	(9)	(9)
Due from Federal Reserve Bank	(109)	-	(109)	-	175	175
Interest-bearing bank deposits	31	(2)	29	29	-	29
Total interest income	(1,928)	20	(1,908)	(1,241)	(1,005)	(2,246)

Interest expense:
NOW accounts	$6	$(13)	$(7)	$(17)	$10	$(7)
Money markets	39	(76)	(37)	(143)	18	(125)
Savings deposits	177	(52)	125	(190)	139	(51)
Time deposits	(723)	(1,144)	(1,867)	(1,855)	1,332	(523)
Federal funds purchased and securities
sold under agreements to repurchase	-	-	-	(2)	(4)	(6)
Other borrowings	(220)	(125)	(345)	244	7	251
Total interest expense	(721)	(1,410)	(2,131)	(1,963)	1,502	(461)
Net increase (decrease) in net interest income	$(1,207)	$1,430	$223	$722	$(2,507)	$(1,785)

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

Provision for loan losses for the nine months ended September 30, 2011, totaled $8.8 million, a decrease of $755,000 from $9.5 million for the comparable nine months ended September 30, 2010.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

Noninterest Income

Noninterest income for the nine months ended September 30, 2011, totaled $7.1 million, compared with $5.0 million for the nine months ended September 30, 2010.  The primary components of the increase in noninterest income are income resulting from gains on sales of investment securities, service charges on deposit accounts and mortgage loan originations, which contributed $2.4 million, $1.8 million and $1.4 million, respectively, to noninterest income while other service charges, increases in the cash surrender value of bank-owned life insurance, and USDA/SBA loan sales and servicing revenue contributed $456,000, $329,000, and $590,000, respectively during the nine months ended September 30, 2011.  During the same period in 2010, mortgage services revenue of $1.5 million and service charges on deposits of $1.7 million were the major components of noninterest income, while other service charges, increases in the cash surrender value of bank-owned life insurance, net gains on the sale of investment securities, and USDA/SBA loan sale and servicing revenue added $361,000, $347,000, $797,000, and $302,000 respectively, to noninterest income.  During 2011, the increase in new deposit customers and higher debit card and ATM usage led to the rise in service charges on deposit accounts.  Although mortgage originations and sales activity remains strong in 2011, the Company experienced record activity in the 2010 second half.  During the third quarter of 2011, the Company sold $93.2 million of investment securities to recognize $2.4 million in gains inherent in the portfolio and to mitigate the risk of its decline in the fair value of the portfolio should market interest rates fluctuate.

For the full year 2011, mortgage service revenue is expected to decrease, compared to 2010 as the record level of mortgage originations and sales in the second half of 2010 is not expected to be matched in the comparable 2011 period.  Total USDA/SBA loan sale and servicing revenue may decline in 2011, compared to 2010, due to fewer expected fourth quarter loan sales.

Components of noninterest income follow:

Noninterest Income
(in thousands)
	Nine Months Ended September 30
	2011	2010
Service charges on deposit accounts	$1,832	$1,686
Mortgage services revenue	1,434	1,479
Other service charges and fees	456	361
Increase in cash surrender value of life insurance	329	347
Gain on sale of investment securities, net	2,415	797
USDA/SBA loan sale and servicing revenue	590	302
Other income	75	57
Total	$7,131	$5,029

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

Noninterest Expense

Noninterest expense of $18.3 million for the nine months ended September 30, 2011 was $615,000 more than noninterest expense of $17.7 million in the similar period in 2010.  The increase in noninterest expense was primarily driven by significantly higher problem asset management costs, principally appraisal and legal fees, and holding costs of and losses on the sale of other real estate owned.  The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.  As discussed under the section titled “Investment in Real Estate Partnership,” the Company purchased the interest of the other LLC member for $850,000 in the second quarter of 2011 and the cost was included in other loan related expense in the table below.  Foreclosed real estate expense of $3.1 million for the nine months ended September 30, 2011 has significantly increased from $988,000 in the comparable period in 2010.  For the nine months ended September 30, 2011, the largest components of foreclosed real estate expense included $2.3 million for write-downs on real estate owned, $346,000 for foreclosure expense related to real estate owned, and $321,000 on the loss on sale of real estate owned. In contrast, for the comparable period in 2010, the largest components of foreclosed real estate expense included $311,000 for write-downs on real estate owned, $327,000 on the loss on sale of real estate owned, and $297,000 on foreclosure expense related to real estate owned.  Higher problem asset costs were partially offset by strong cost control efforts leading to declines in most operating expense categories, including salary and occupancy costs as a result of the closure of two branches in the first quarter of 2011.

Components of noninterest expense follow:

Noninterest Expense
(in thousands)
	Nine Months Ended September 30
	2011	2010
Salaries and employee benefits	$6,710	$8,051
Occupancy	938	1,279
Equipment	714	936
Advertising	186	395
Data processing and telecommunications	1,645	1,581
Deposit insurance premiums	1,580	1,652
Professional fees	320	831
Printing and supplies	117	206
Dues and subscriptions	142	139
Postage	139	176
Foreclosed real estate	3,051	988
Loss on sale of repossessed assets	2	9
Debt extinguishment	-	75
Loan legal	314	207
Loan appraisal	290	64
Other loan related expense	1,120	9
Corporate insurance	154	69
Other	873	1,013
Total	$18,295	$17,680

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

Salaries and benefits of $6.7 million and $8.1 million for the nine month periods ending September 30, 2011 and 2010, respectively, comprise a significant portion of noninterest expense. The following table highlights the major components included in salaries and employee benefits expense.

Salaries and employee benefits
(in thousands)
	Nine Months Ended September 30
	2011	2010
Salaries	$5,078	$5,895
Mortgage loan originator commissions	682	656
Payroll taxes	476	532
Group insurance	536	615
Branch incentives	14	39
Equity compensation	(15)	88
401(k) matching contributions	-	163
SFAS 91 salary deferrals	(135)	(166)
SERP	24	186
Other employee benefits	50	43
Total	$6,710	$8,051

During the nine months ended September 30, 2011, the Company recorded income tax expense of $1.1 million based on a pre-tax book loss of $4.4 million.  For the nine months ended September 30, 2010, the Company recorded income tax benefit of $2.7 million based on pre-tax loss of $6.8 million. Contributing to the income tax expense in the 2011 period was a provision of $3.0 million to increase the valuation allowance to $7.0 million the Company maintains against its deferred tax asset. The provision resulted from uncertainties in estimating the timing and amounts of future taxable income.

Liquidity

A function of the Bank’s Asset-Liability Management Committee is evaluating the current liquidity of the Bank and identifying and planning for future liquidity needs. Such needs primarily consist of ensuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities.  Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities.  On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB), as well as the ability to generate funds through the issuance of long-term debt and equity. The Bank’s “on balance sheet” liquidity ratio was 32% at September 30, 2011.  Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs.  The Company, however, has limited sources of revenue, and the Written Agreement and the Consent Order do not permit the payment of dividends by the Bank to the Company.  Without this primary source of revenue from the Bank, the Company expects to continue to defer the payment of dividends on its Preferred Stock.

Total deposits were $682.6 million at September 30, 2011, up $8.3 million from $674.3 million at December 31, 2010.  Deposit growth and retention within the Bank’s retail branch bank network was sufficient to meet the Company’s funding requirements during 2010 and through the nine months ended September 30, 2011.  In prior years, the Bank used brokered deposits as a supplemental liquidity source. The Consent Order prohibits the Bank from soliciting and accepting additional brokered CDs (including the renewal of existing brokered CDs) without prior approval from the FDIC and limits the rates the Bank can offer on its deposit products.  At September 30, 2011, brokered deposits totaled $25.1 million, compared to $42.4 million at December 31, 2010.  The majority of the Bank’s brokered deposits mature in the fourth quarter of 2011, and it is expected sufficient funds will be available from cash on hand, investment security repayments, and loan repayments to fund the Bank’s obligations. At September 30, 2011, time deposits represented 52.7% of the Bank’s total deposits, compared to 56.6% at December 31, 2010.  Certificates of deposit of $100,000 or more represented 24.7% of the Bank’s total deposits at September 30, 2011, down from 26.9% at year-end 2010.  Management believes a sizeable portion of the Bank’s time deposits are relationship-oriented, and based upon prior experience, anticipates a substantial portion of outstanding certificates of deposit will renew upon maturity.  Deposit retention is also influenced by limits on the rates the Bank can offer.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

Wholesale borrowings, an additional source of liquidity for the Bank, totaled $4.7 million and $8.3 million at September 30, 2011 and December 31, 2010, respectively.  Borrowings from the Federal Home Loan Bank (FHLB) of $4.0 million remained constant, while securities sold under agreements to repurchase of $712,000 were relatively unchanged from year end 2010.  USDA loans of $3.6 million sold in the fourth quarter of 2010 were treated as secured borrowings at December 31, 2010.  The sale was completed with de-recognition of the loans and the secured borrowing liability occurring after expiration of the 90-day guarantee period.  Management expects to continue to use wholesale borrowings and potentially other wholesale sources of funding, as allowed under the Consent Order, to supplement deposits generated from the Bank’s branch network and assist in managing the overall cost of funds.  As of September 30, 2011, loan collateral has been pledged to the FHLB to borrow an additional $12.5 million. Secured borrowings lines with two financial institutions totaling $12.0 million are also available to meet liquidity needs.

Capital Resources

At September 30, 2011, the Company’s equity totaled $33.4 million, compared to $37.3 million at December 31, 2010.  The $3.9 million decrease in equity is primarily attributable to the Company’s net loss of $5.4 million for the nine months ended September 30, 2011 partially offset by the $1.5 million increase in net unrealized gains on available-for-sale securities, net of income taxes.  The Company’s equity-to-asset ratio on those dates was 4.6% and 5.2%, respectively.  The Company is subject to minimum capital requirements, which are further discussed in “PART 1, ITEM 1 - Business — Supervision and Regulation” of the Company’s Annual Report.

All capital ratios categorize the Company as “undercapitalized” by regulatory measures at September 30, 2011.  The Company’s regulatory capital ratios as of that date consisted of a leverage ratio of 3.81%, a Tier I risk-based capital ratio of 6.28%, and a total risk-based capital ratio of 7.54%.  At December 31, 2010, these ratios were 4.30%, 6.76% and 8.04%, respectively. Pursuant to the Consent Order and Written Agreement, the Bank is required to develop and adopt a plan for achieving and maintaining capital ratios in excess of the minimum thresholds for the Bank to be well-capitalized, specifically Tier 1 capital of at least 8% of total assets and a total risk based capital ratio of at least 12%.  We continue to consider plans to secure an equity infusion.  Given the state of equity markets currently, our ability to raise capital in the foreseeable future is unknown.  If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company and the Bank.

Note 17 to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of September 30, 2011 and December 31, 2010.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

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

ALCO continuously monitors and manages the volume of interest-sensitive assets and interest-sensitive liabilities. Interest-sensitive assets and liabilities are those that reprice or mature within a given timeframe. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective and mitigate potential market risk, management develops and implements investment, lending, funding and pricing strategies.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

The following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 200, 300, and 400 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates as of September 30, 2011. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management’s assumptions may or may not prove valid.  No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.  Although measured, we believe the downward movements included below are neither realistic nor anticipated in the current historically low interest rate environment.

	Percentage Change in Net Interest Income from Base
	Immediate Shock		Gradual Ramp
Interest Rate Scenario(1)	12 Months	24 Months	12 Months	24 Months
	Column 1	Column 2	Column 3	Column 4
Up 400 basis points	41.1%	33.8%	12.5%	18.9%
Up 300 basis points	32.7%	27.7%	8.7%	14.2%
Up 200 basis points	22.5%	19.9%	6.8%	11.2%
Base	-	-	-	-
Down 200 basis points	-23.4%	-26.6%	-9.2%	-14.8%
Down 300 basis points	-35.8%	-43.6%	-10.3%	-21.3%
Down 400 basis points	-36.4%	-44.6%	-13.6%	-28.6%

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

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2011

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

No change in our internal control over financial reporting was identified that occurred during the Company’s third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Not Applicable

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, the Company has, since August 2010, deferred payment of dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock). As of date of filing of this report, the amount of accrued and unpaid dividends is $1.0 million. The Company expects to defer the November 2011 dividend in order to preserve capital. In the event that the Company defers payment of the November 2011 dividend, the U.S. Department of the Treasury (Treasury), as holder of the Preferred Stock, shall have the right to elect two additional directors to the Board of Directors of the Company at the Company's next annual meeting of stockholders (or at a special meeting called for that purpose prior to such next annual meeting) and at each subsequent annual meeting of stockholders until all accrued and unpaid Preferred Stock dividends have been declared and paid in full.

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

1st Financial Services Corporation
(Registrant)

Date: November 10, 2011	By:	/s/ Michael G. Mayer
Michael G. Mayer,
Chief Executive Officer

Date: November 10, 2011	By:	/s/ Holly L. Schreiber
Holly L. Schreiber,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber

32.01	Rule 1350 Certifications