Form 10-K
period 2011-12-31
1st Financial Services CORP
filed 2012-03-29
CIK 1434743

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Registrant as of June 30, 2011, was $1.7 million based on the closing sale price of the Registrant’s common stock as reported on the OTC Bulletin Board.

On March 15, 2012, there were 5,190,283 outstanding shares of the Registrant’s common stock.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement to be filed with the SEC in connection with its 2012 Annual Meeting are incorporated into Part III of this Report.

1ST FINANCIAL SERVICES CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

PART I

		Page
Item 1.	Business	3-20
Item 1A.	Risk Factors	21-31
Item 2.	Properties	32
Item 3.	Legal Proceedings	32

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-57
Item 8.	Financial Statements and Supplementary Data	58-100
Item 9A.	Controls and Procedures	101

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	102
Item 11.	Executive Compensation	102
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	102
Item 13.	Certain Relationships and Related Transactions, and Director Independence	102
Item 14.	Principal Accounting Fees and Services	102

PART IV

Item 15.	Exhibits, Financial Statement Schedules	103

PART I

ITEM 1.    BUSINESS

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements represent expectations and beliefs of 1st Financial Services Corporation (1st Financial or the Company) including but not limited to 1st Financial’s operations, performance, financial condition, growth or strategies.  These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements.  For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

●	there is substantial doubt about the ability of 1st Financial to continue as a going concern;

●
1st Financial and its subsidiary, Mountain 1st Bank and Trust Company (the Bank) may be subject to additional, heightened enforcement actions, and ultimately the Bank may be placed under conservatorship or receivership if we do not raise additional capital or otherwise comply with the Consent Order (the Consent Order) with the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks (the Commissioner) and the Written Agreement (the Written Agreement) with the Federal Reserve Bank of Richmond (Federal Reserve Bank), or if our condition continues to deteriorate;

●	difficult market conditions and economic trends have adversely affected our industry and our business;

●	financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations;

●	our participation in the TARP Capital Purchase Program imposes restrictions and obligations on us that may limit our ability to access the capital markets and reduce our liquidity;

●	we are restricted from paying any dividends or repurchasing any shares of our common stock until we pay all accrued and unpaid dividends on our preferred stock;

●
the limitations on incentive compensation contained in the American Recovery and Reinvestment Act of 2009  and subsequent regulations may adversely affect our ability to retain our highest performing employees;

●	the soundness of other financial institutions could adversely affect us;

●	increases in FDIC insurance premiums may adversely affect our net income and profitability;

●	1st Financial relies on dividends from the Bank for most of 1st Financial’s revenue;

●	we need to raise additional capital in the future in order to satisfy regulatory requirements, but that capital may not be available when it is needed;

●	our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio;

●	we continue to hold and acquire a significant amount of other real estate, which has led to increased operating expense and vulnerability to additional declines in real property values;

●	a significant percentage of our loans are secured by real estate. Adverse conditions in the real estate market in our banking markets might adversely affect our loan portfolio;

●	our commercial real estate lending may expose us to risk of loss and hurt our earnings and profitability;

●	our construction loans and land development loans involve a higher degree of risk than other segments of our loan portfolio;

●	our lending on vacant land may expose us to a greater risk of loss and may have an adverse effect on results of operations;

●	the Company will be unable to grow in the short term;

●	our business depends on the condition of the local and regional economies where we operate;

●	our profitability is subject to interest rate risk and changes in interest rates could have an adverse effect on our operating results;

●	competition from financial institutions and other financial service providers may adversely affect our profitability;

●	we are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings;

●	if the Bank loses key employees with significant business contacts in its market areas, its business may suffer;

●	we may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability;

●	negative publicity could damage our reputation;

●	the Bank is subject to environmental liability risk associated with lending activities;

●	financial services companies depend on the accuracy and completeness of information about customers and counterparties;

●	liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations, and cash flows;

●	changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition;

●	impairment of investment securities could require charges to earnings, which could result in a negative impact on our results of operations;

●	premiums for D&O insurance may increase; we may be unable to renew our D&O insurance policy on acceptable terms;

●	we rely on other companies to provide key components of our business infrastructure;

●	our information systems may experience an interruption or breach in security;

●	unpredictable catastrophic events could have a material adverse effect on 1st Financial;

●	we may need to invest in new technology to compete effectively, and that could have a negative effect on our operating results and the value of our common stock;

●	our ability to pay dividends is limited and we may be unable to pay future dividends;

●	there may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock;

●
the trading volume in our common stock has been relatively low, and the sale of a substantial number of shares in the public market could adversly impact the price of our stock and make it difficult for you to sell your shares;

●	our management beneficially owns a substantial percentage of our common stock, so our directors and executive officers can significantly affect voting results on matters voted on by our stockholders;

●	1st Financial has issued preferred stock, which ranks senior to our common stock;

●	our preferred stock reduces net income available to holders of our common stock and earnings per common share and the warrant may be dilutive to holders of our common stock;

●	our stock price can be volatile;

●	our common stock is not FDIC insured; and

●	other risks and uncertainties detailed in Part I, Item 1A of this Annual Report on Form 10-K and from time to time in our filings with the Securities and Exchange Commission.

These risks are exacerbated by the developments over the last three-plus years in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Beginning in 2008 and continuing through 2011, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  During the first half of 2011, there was a general expectation within the economic and business community that conditions, while slow by historical standards, were stabilizing and were expected to show continued improvement.  However, as a result of U.S. government fiscal challenges and resulting downgrade of the U.S. government debt by Standard & Poor’s, continued volatility in European sovereign and bank debt, little to no improvement in domestic employment conditions, and the economic and monetary policy statements by the Federal Reserve during the third quarter of 2011, an increasing number of economists began predicting more negative economic forecasts and the possibility of a “double-dip” recession.  There can be no assurance these unprecedented negative developments will not continue to materially and adversely impact the U.S. economy in general, the banking industry, and our business, financial condition, and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

All forward-looking statements in this report are based on information available to us as of the date of this report.  Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you these expectations will be achieved.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

General

1st Financial Services Corporation (1st Financial or the Company), incorporated under the laws of North Carolina, became the bank holding company for Mountain 1st Bank & Trust Company (the Bank) in May 2008.  1st Financial has essentially no other assets or liabilities other than its investment in the Bank.  1st Financial’s business activity consists of directing the activities of the Bank.  The Bank has a wholly owned subsidiary, Clear Focus Holdings LLC.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.  1st Financial and the Bank are both headquartered at 101 Jack Street, Hendersonville, North Carolina 28792.

The Bank was incorporated under the laws of the state of North Carolina on April 30, 2004, and opened for business on May 14, 2004, as a North Carolina chartered commercial bank.  At December 31, 2011, the Bank was engaged in general commercial banking primarily in nine western North Carolina counties: Buncombe, Catawba, Cleveland, Haywood, Henderson, McDowell, Polk, Rutherford, and Transylvania.  The Bank operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the FDIC).

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

The Bank’s primary market area is southwestern North Carolina.  Its main office and Hendersonville South office are located in Hendersonville, North Carolina.  At December 31, 2011, the Bank also had full service branch offices in Asheville, Brevard, Columbus, Etowah, Forest City, Fletcher, Hickory, Marion, Shelby, and Waynesville, North Carolina.  The Bank’s loans and deposits are primarily generated from within its local market area.

The Company’s primary source of revenue is interest and fee income from its lending activities.  These lending activities consist principally of originating commercial operating and working capital loans, residential mortgage loans, home equity lines of credit, other consumer loans and loans secured by commercial real estate.  Management targets a loan-to-asset ratio of 70% to 80%.  It is management’s opinion that maintaining a loan-to-asset ratio in this range maximizes earnings potential while still providing adequate liquidity for the safe and sound operation of the Company.  At December 31, 2011, the Company’s loan-to-asset ratio was 59.8%.  This number, while below the targeted range, reflects the Bank’s desire to maintain higher liquidity levels and lower risk in the portfolio.  In addition, the economic downturn has led to a reduction in general business activity and demand for commercial and consumer credit.

Interest and dividend income from investment activities generally provides the second largest source of income to the Company after interest on loans.  Management has chosen to restrict the level of credit risk in the Company’s investment portfolio and as such it is comprised primarily of debt and mortgage-backed securities issued by agencies of the United States and government-sponsored enterprises.  Management expects to continue this practice for the foreseeable future.  Furthermore, management has chosen to maintain a relatively short duration with respect to the investment portfolio as a whole.  While this strategy has resulted in a slight reduction in portfolio yield, it has generally reduced the market price volatility and consequently, potential mark-to-market charges against the Company’s capital.

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

 Enforcement Policies and Actions

Federal and state laws give the Federal Reserve, the FDIC, and the Commissioner substantial powers to enforce compliance with laws, rules, and regulations.  Banks or individuals may be ordered to cease and desist from violations of law or other unsafe and unsound practices.  The banking regulators have the power to impose civil money penalties against individuals or institutions for certain violations.

Persons who are affiliated with depository institutions and their holding companies can be removed from any office held in that institution and banned from participating in the affairs of any financial institution.  The banking regulators frequently employ the enforcement authorities provided in federal and state law.

Enforcement Action - Consent Order

During 2009, the FDIC conducted a periodic examination of the Bank.  As a consequence of this examination, effective February 25, 2010, the Bank entered into a Stipulation agreeing to the issuance of a Consent Order with the FDIC and the Commissioner (the Consent Order).

Although the Bank neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Consent Order, which requires the Board of Directors or the Bank to undertake a number of actions:

●
the Board of Directors of the Bank will enhance its supervision of the Bank’s activities, including by increasing the formality of its meetings and appointing a special Directors’ Committee.  The Committee will oversee the efforts of the Bank’s management in complying with the Consent Order and will regularly report to the full Board.

●
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

●
during the effectiveness of the Consent Order, the Bank will maintain Tier 1 Capital of at least 8% of total assets, a Total Risk Based Capital Ratio of at least 12% and a fully funded allowance for loan and lease losses (the “Allowance for Loan Losses” or “Allowance”).

●
the Bank will develop and implement a plan for achieving and maintaining the foregoing capital levels, which plan may include sales of stock by the Company and contributions of the sales proceeds by the Company to the capital of the Bank.

●
the Board will strengthen the Allowance for Loan Losses policy of the Bank, periodically review the Bank’s allowance for loan losses to determine its adequacy and enhance its periodic reviews of the Allowance to ensure its continuing adequacy.  Deficiencies noted will be promptly remedied by charges to earnings.

●	the Bank will develop and implement a strategic plan covering at least three years and containing long-term goals designed to improve the condition of the Bank.

●
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

●
the Bank will formulate a detailed plan to collect, charge off or improve the quality of each of its “Substandard” or “Doubtful” loans as of August 31, 2009, of more than $250,000 and will promptly implement the plan.  The Board will closely monitor the Bank’s progress in fulfilling the requirements of this plan.

●
the Bank will reduce loans in excess of $250,000 and classified as “Substandard” or “Doubtful” in accordance with a schedule required by the supervisory authorities.  The schedule targets an aggregate reduction by 75% within 720 days of the effectiveness of the Consent Order.  The Board will monitor this effort on a monthly basis.

●
the Bank will cause full implementation of its loan underwriting, loan administration, loan documentation, and loan portfolio management policies within 90 days of the effectiveness of the Consent Order.

●
the Bank will adopt a loan review and grading system within 90 days of the Consent Order to provide for effective periodic reviews of the Bank’s loan portfolio.  The system shall address, among other things, loan grading standards, loan categorization, and credit risk analyses.

●
within 30 days of the effectiveness of the Consent Order, the Bank will develop a plan to systematically reduce the concentration of a significant portion of its extensions of credit in a limited group of borrowers.  Additionally, the Bank will prepare a risk segmentation analysis with respect to certain real estate industry concentrations of credit identified by the supervisory authorities.

●	the Bank will enhance its review of its liquidity by engaging in monthly analyses. It will also develop and implement a liquidity contingency and asset/liability management plan.

●
within 90 days from the effectiveness of the Consent Order, the Bank will implement a plan and 2010 budget designed to improve its net interest margin, increase interest income, reduce expenditures, and improve and sustain earnings.

●	the Bank will implement internal routine and control policies addressing concerns raised by its supervisory authorities and designed to enhance its safe and sound operation.

●	wthin 90 days of the Consent Order, the Bank will implement a comprehensive internal audit program and cause an effective system of internal and external audits to be in place.

●	the Bank will implement a policy for managing its “owned real estate”.

●
the Bank will forebear from soliciting and accepting “brokered deposits” unless it first receives an appropriate waiver from the FDIC; and will comply with restrictions issued by the FDIC on the effective yields of deposit products offered by, among others, banks subject to consent orders.

●	a limit upon growth of 10% per year will be observed by the Bank.

●	the Bank will not pay dividends or make other forms of payment reducing capital to the Company without the prior approval of the supervisory authorities while the Consent Order is in effect.

●	the Bank will implement policies to enhance the Board’s focus on conflicts of interest regulations and its handling of transactions with officers and directors.

●	the Bank will correct any violations of laws and regulations identified by the supervisory authorities.

●	the Bank will make quarterly progress reports to the supervisory authorities detailing the form and manner of actions taken to comply with the Consent Order.

The foregoing description is a summary of the material terms of the Consent Order and is qualified in its entirety by reference to the Consent Order.  A copy of the Consent Order has been filed with the Securities and Exchange Commission (the SEC) and is available on the SEC’s Internet website at www.sec.gov.  The Consent Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

The plans, policies, and procedures which the Bank is required to prepare under the Consent Order are subject to approval by the supervisory authorities before implementation.  During the period a Consent Order, having the general provisions discussed above, is in effect, the financial institution is discouraged from requesting approval to either expand through acquisitions or open additional branches.  Accordingly, the Bank has deferred pursuit of its previous strategy of expanding its current markets or entering into new markets through acquisition or branching until the Consent Order is terminated.

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

●
The Board of Directors of 1st Financial shall take appropriate steps to fully utilize 1st Financial’s financial and managerial resources, to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure the Bank complies with the Consent Order and any other supervisory action taken by the Bank’s federal or state regulator.

●
1st Financial shall not declare or pay any dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve.

●
1st Financial shall not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Federal Reserve Bank.

●
All requests for prior approval shall be received by the Federal Reserve Bank at least 30 days prior to the proposed dividend declaration date.  All requests shall contain, at a minimum, current, and projected information on 1st Financial’s capital, earnings, and cash flow; the Bank’s capital, asset quality, earnings, and allowance for loan and lease losses; and identification of the sources of funds for the proposed payment or distribution.

●
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

●	1st Financial shall not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Federal Reserve Bank.

●
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

➢	the source and timing of additional funds necessary to fulfill the consolidated organization’s and the Bank’s future capital requirements;

➢	supervisory requests for additional capital at the Bank or the requirements of any supervisory action imposed on the Bank by its federal regulator; and

➢	the requirements of Regulation Y of the Federal Reserve that 1st Financial serve as a source of strength to the Bank.

●
1st Financial shall notify the Federal Reserve Bank, in writing, no more than 45 days after the end of any quarter in which any of 1st Financial’s capital ratios fall below the approved plan’s minimum ratios.  Together with the notification, 1st Financial shall submit an acceptable written plan that details the steps that 1st Financial will take to increase 1st Financial’s capital ratios to or above the approved plan’s minimums.

●
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

●
In appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, 1st Financial shall comply with the notice provisions of the Federal Deposit Insurance Act (the FDI Act) and Regulation Y of the Federal Reserve.

●	1st Financial shall comply with the restrictions on indemnification and severance payments of the FDI Act and the FDIC’s regulations.

●
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

●
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

The foregoing description is a summary of the material terms of the Written Agreement and is qualified in its entirety by reference to the Written Agreement.  A copy of the Written Agreement has been filed with the SEC and is available on the SEC’s Internet website at www.sec.gov.  Each provision of the Written Agreement shall remain effective and enforceable until stayed, modified, terminated, or suspended in writing by the Federal Reserve Bank.

"Significantly Undercapitalized" Capital Category

At December 31, 2011, the Bank was deemed "significantly undercapitalized".  As such, the Bank is subject to the restrictions in Section 38 of the FDI Act and the related FDIC rules and regulations that apply to "significantly undercapitalized" institutions, including restrictions on:

●	the compensation paid to senior executive officers;

●	capital distributions;

●	payment of management fees;

●	asset growth;

●	acquiring any interest in any company or insured depository institution;

●	establishing or acquiring any additional branch office; and

●	engaging in any new line of business.

Because of its capital category, the Bank may not accept, renew, or roll over brokered deposits, and is subject to restrictions on the rate of interest it may pay on deposits.  Also, as a consequence of the Consent Order, the Bank is deemed to be in a "troubled condition," as defined under the FDIC's rules and regulations, which further prohibits or limits certain golden parachute agreements and payments to management.

Going Concern Considerations

As discussed in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations", and in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses that have eroded regulatory capital ratios, and the Bank is under a Consent Order that requires, among other provisions, capital ratios to be maintained at certain heightened levels.  In addition, the Company is under a Written Agreement that requires, among other provisions, the submission of a capital plan to improve the Company’s and the Bank’s capital levels.  As of December 31, 2011, both the Bank and the Company are considered “significantly undercapitalized” based on their respective regulatory capital levels.  These considerations raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans are further discussed in Note 2 to the accompanying consolidated financial statements.  These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

Banking also is highly competitive in our market.  North Carolina is home to several of the largest commercial banks in the United States all of which have branches located in our nine-county banking market.  We compete with numerous national, regional, and community commercial banks in our markets, as well as several savings institutions, credit unions, and nonbank financial service providers.

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

Substantially all of our customers are individuals, and small and medium-sized businesses.  We differentiate ourselves from our larger competitors with our focus on relationship banking, personalized service, direct customer contact, and our ability to make credit and other business decisions locally.  We also depend on our reputation as a community bank in our banking markets, our involvement in the communities we serve, the experience of our senior management team, and the quality of the members of our teams charged with the day-to-day operation of the Company.  We believe our focus allows us to be more responsive to our customers’ needs and more flexible in approving loans and customizing deposit products based on our personal knowledge of our customers.

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

Services

Our banking operations are primarily retail oriented and directed toward small to medium-sized businesses and individuals located in our banking market.  We derive the majority of our deposits and loans from customers in our banking market, but we also make loans and have deposit relationships with commercial and consumer customers in areas surrounding our immediate banking market.  We provide most traditional commercial and consumer banking services, but our principal activities are taking demand and time deposits and making commercial and consumer loans.  Our primary source of revenue is the interest income we derive from our lending activities.

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

Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered by an executive officer with a higher lending limit, executive officers combining authority or the directors’ loan committee.  We do not make any loans to any director or executive officer of the Bank unless the loan is approved by the full Board of Directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

Credit Administration and Loan Review.  We maintain a continuous loan review system.  We also apply a credit grading system to each loan, and we use an independent consultant to review the loan files on a test basis to confirm our loan grading.  Each loan officer is responsible for each loan he or she makes, regardless of whether other individuals or committees joined in the approval.  This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus.  These limits will increase or decrease in response to increases or decreases in the Bank’s level of capital.  We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Real Estate Loans.  Our real estate loan classification includes all loans secured by real estate.  Real estate loans include those loans made to purchase, refinance, construct, or improve residential or commercial real estate, for real estate development purposes, and for various other commercial, agricultural and consumer purposes (which may or may not be related to our real estate collateral).  At December 31, 2011, loans amounting to 88.1% of our loan portfolio, excluding loans held for sale, were classified as real estate loans, up from 85.5% at December 31, 2010.  While we do originate long-term, fixed-rate (defined as having 30-year terms) residential mortgages, we generally only retain a small portion of these loans in our loan portfolio.  Rather, the majority of these long-term, fixed-rate loans are sold on a flow basis to other lenders after closing and are reflected in the accompanying consolidated financial statements as “Loans Held for Sale”.  This arrangement permits us to make long-term residential loans available to our customers and to generate fee income, while avoiding the credit and interest rate risks associated with holding a large balance of such loans in our loan portfolio.  At December 31, 2011, we had a total of $85.9 million in residential first mortgages in the loan portfolio, excluding loans held for sale, amounting to 20.5% of the total portfolio, which compares with $86.7 million, or 17.8% of the portfolio, at December 31, 2010.  These portfolio loans are predominantly variable rate or short maturity mortgages.  As of December 31, 2011, long-term, fixed-rate residential mortgage loans held in our portfolio, totaled $6.9 million.

At December 31, 2011, our construction and acquisition and development loans (consumer and commercial) amounted to $87.1 million, or 20.8% of our loan portfolio, excluding loans held for sale.  This compares with $114.5 million, or 23.6% of the loan portfolio at December 31, 2010.  Other commercial real estate loans totaled $159.1 million, or 38.0% of our loan portfolio, excluding loans held for sale, at the end of 2011.  This compares with $173.3 million, or 35.6% of the loan portfolio, excluding loans held for sale, at December 31, 2010.

Real estate loans also include home equity lines of credit that generally are used for consumer purposes and usually are secured by junior liens on residential real property.  Our commitment on each line is generally for a term of 15 years.  During the terms of the lines of credit, borrowers may either pay accrued interest only (calculated at variable interest rates), with their outstanding principal balances becoming due in full at the maturity of the lines, or they may make monthly payments of principal and interest.  At December 31, 2011, draws made under our home equity lines of credit accounted for $28.1 million, or 6.7% of our loan portfolio, excluding loans held for sale, as compared with $30.2 million, or 6.2% of the loan portfolio, at December 31, 2010.

Many of our real estate loans, while secured by real estate, were made for purposes unrelated to the real estate collateral.  This generally reflects our efforts to reduce credit risk by taking real estate as additional collateral, whenever possible, without regard to loan purpose.  Substantially all of our real estate loans are secured by real property located in or near our banking market.  As such, we are impacted by the adverse changes in the real estate values in the market we serve.  Our real estate loans may be made at fixed or variable interest rates, and they generally have maturities that do not exceed five years (with the exception of home equity lines of credit as discussed above) and provide for payments based on typical amortization schedules of 25 years or less.  A real estate loan with a maturity of more than five years or that is based on an amortization schedule of more than five years generally will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period generally not exceeding five years.

Commercial and Industrial Loans.  Our commercial and industrial loan classification includes loans to small to medium-sized businesses and individuals for working capital, equipment purchases and various other business and agricultural purposes.  This classification excludes loans secured by real estate.  These loans generally are secured by business assets, such as inventory, accounts receivable, equipment, or similar assets, but they also may be made on an unsecured basis.  At December 31, 2011, our commercial and industrial loans totaled $46.9 million and accounted for 11.2 % of our loan portfolio.  This compares with $66.3 million, or 13.6% of our loan portfolio, at December 31, 2010.  In addition to loans classified on our books as commercial and industrial loans, many of our loans included in the real estate loan classification are made for commercial or agricultural purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate.  Commercial and industrial loans may be made at variable or fixed rates of interest.  However, any loan that has a maturity or amortization schedule of longer than five years normally will be made at an interest rate that varies with our prime lending rate and will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period generally not exceeding five years.  Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow.  As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

Loan Pricing.  Generally, we price our loans based on the level of risk identified in a particular loan transaction within market constraints and conditions and in conjunction with objectives established as a part of our asset/liability management function and annual budgeting process.  At December 31, 2011, 54.5 % of the total dollar amount of our loans accrued interest at variable rates, compared to 62.1% at December 31, 2010.  Management believes maintenance of the portfolio at this or higher levels of floating rate loans provides for the best earnings performance under most economic environments.

Allowance for Loan Losses.  Our Board of Directors reviews all impaired loans at least quarterly, and our management reviews asset quality trends at least monthly.  Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses.  The adequacy of the allowance is assessed by our management and reviewed by our Board of Directors at least quarterly.  Under the Consent Order, our Board is required to strengthen our allowance policy and enhance its periodic reviews of the allowance to ensure its continuing adequacy.  At December 31, 2011, our allowance was $10.7 million, or 2.54 % of our total loans, excluding loans held for sale.  This compares with $16.2 million, or 3.33% of total portfolio loans, at year-end 2010.  Although we increased our allowance by $15.8 million through provisions for loan losses charged to earnings, charge-offs of previously identified impaired loans drove the decline in the allowance for loan losses between year-end 2010 and 2011.  At December 31, 2011, we had a total of $33.7 million of nonaccruing loans, $21.0 million in foreclosed real estate and repossessed property, and no loans past due 90 days or more.  At December 31, 2010, we had $37.8 million nonaccruing loans, $7.3 million in foreclosed real estate and repossessed property, and $5,000 in loans past due 90 days or more.

Deposit Activities

Our deposit services include business and individual checking accounts, NOW accounts, money market checking accounts, savings accounts, and certificates of deposit.  We monitor our competition in order to keep the rates paid on our deposits at a competitive level.  Under the terms of the Consent Order, the Bank is required to comply with restrictions issued by the FDIC on the effective yields of deposit products offered by among others, banks subject to consent orders.  At December 31, 2011, our time deposits of $100,000 or more amounted to $169.3 million, or 25.2% of our total deposits, including $2.6 million in brokered certificates of deposit.  Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposits), unless it first receives an appropriate waiver from the FDIC.  Accordingly, as brokered certificates of deposit mature, the certificates are not being rolled over into another certificate.

Statistical information about our deposit accounts is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other Banking Services

We offer other bank services including cashier’s checks, banking by mail, direct deposit, remote deposit capture, and travelers’ checks.  We earn fees for most of these services, in addition to fees earned from debit and credit card transactions, sales of checks, and wire transfers.  We are associated with the Plus and Star ATM networks, which are available to our clients throughout the country.  We offer merchant banking and credit card services through a correspondent bank.  We also offer internet banking services, bill payment services, and cash management services.  We do not expect to exercise trust powers during our next few years of operation.

Investment Portfolio

At December 31, 2011, our investment portfolio totaled $199.7 million, of which $195.5 million was classified as “available for sale”.  Available-for-sale securities include mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) or issued by the Federal National Mortgage Corporation (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), including collateralized mortgage obligations.  Also included in the Company’s available-for-sale investment portfolio are debt instruments issued by U.S. governmental agencies or by government-sponsored enterprises, including FNMA, FHLMC, Federal Farm Credit Bureau (FFCB), Federal Home Loan Bank (FHLB), and Small Business Administration (SBA).  We analyze their performance at least quarterly.  Our securities have various interest rate features, maturity dates, and call options.

Statistical information about our investment portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

At December 31, 2011, the Company had 155 full-time equivalent employees, including 147 full-time employees (including our executive officers) and 14 part-time employees.  We are not a party to any collective bargaining agreement with our employees, and we consider our relations with our employees to be good.

Supervision and Regulation

Our business and operations are subject to extensive federal and state governmental regulation and supervision.  The following is a brief summary of certain statutes and rules and regulations that affect or will affect us.  This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business.  Supervision, regulation, and examination of the Company by the regulatory agencies are intended primarily for the protection of depositors rather than our stockholders.

General.  We are a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the BHCA).  We are subject to supervision and examination by, and the regulations and reporting requirements of, the  Federal Reserve.  Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in other activities the Federal Reserve determines are closely related and a proper incident to banking, managing or controlling banks.

The BHCA prohibits a bank holding company from acquiring direct or indirect control of more than 5% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without the  Federal Reserve’s prior approval.  Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of 1st Financial.  Control is deemed to exist if, among other things, a person acquires more than 25% of any class of voting stock of 1st Financial or controls in any manner the election of a majority of the directors of 1st Financial.  Control is presumed to exist if a person acquires more than 10% of any class of voting stock, the stock is registered under Section 12 of the Securities Exchange Act of 1934 (the Exchange Act), and the acquirer will be the largest shareholder after the acquisition.

Additionally, the BHCA generally prohibits bank holding companies from engaging in a nonbanking activity, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company that engages in a nonbanking activity, unless that activity is determined by the Federal Reserv to be closely related and a proper incident to banking.  In approving an application to engage in a nonbanking activity, the Federal Reserve must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The law imposes a number of obligations and restrictions on a bank holding company and its insured bank subsidiaries designed to minimize potential losses to depositors and the FDIC insurance funds.  For example, if a bank holding company’s insured bank subsidiary becomes “undercapitalized,” the bank holding company is required to guarantee the bank’s compliance (subject to certain limits) with the terms of any capital restoration plan filed with its federal banking agency.  A bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances in which, absent that policy, it might not do so.  Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the Federal Reserve determines the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of a bank holding company.

The Bank is a North Carolina chartered bank.  Its deposits are insured under the FDIC’s Deposit Insurance Fund (DIF), and the Bank is subject to supervision and examination by, and the regulations and reporting requirements of the FDIC and the Commissioner.  The FDIC and the Commissioner are the Bank’s primary federal and state banking regulators.  The Bank is not a member bank of the Federal Reserve System.

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

The Bank’s business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and by the monetary and fiscal policies of the  Federal Reserve.  Although the Bank is not a member bank of the Federal Reserve System, the  Federal Reserve’s actions and policy directives determine to a significant degree the cost and availability of funds it obtains from money market sources for lending and investing.  These actions and policy directives also influence, directly and indirectly, the rates of interest the Bank pays on its time and savings deposits and the rates it charges on loans.

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

Under the FDIC's risk-based capital measure, the minimum ratio of a bank's total capital ( Total Capital ) to its risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit) ( Total Capital Ratio ) is 8.0%.  At least half of Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and various other intangible assets ( Tier 1 Capital ).  The remainder ( Tier 2 Capital ) may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves.

Under the FDIC's leverage capital measure, the minimum ratio of Tier 1 Capital to average assets ( Leverage Capital Ratio ), less goodwill and various other intangible assets, generally is 3.0% for banks that meet specified criteria, including having the highest regulatory rating.  All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum.  The FDIC's guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank's "Tangible Leverage Ratio" (deducting all intangible assets) and other indicators of a bank's capital strength also will be taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

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

The Bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" rules described below, and it is not necessarily an accurate representation of its or 1st Financial’s overall financial condition or prospects for other purposes.  A failure to meet the FDIC's capital guidelines could subject the Bank to a variety of enforcement remedies, including the FDIC's issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on our business.  As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements.  The Bank was deemed “significantly undercapitalized” as of December 31, 2011.  As discussed under “Enforcement Policies and Actions” in Item 1of this report, and also under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and Note 2 to the accompanying consolidated financial statements, the Consent Order, and the Written Agreement impose substantial restrictions on the operation of 1st Financial and the Bank, including a prohibition on accepting, renewing, or rolling over brokered deposits.

Under the terms of the Consent Order, the Bank is required to maintain Tier 1 Capital of at least 8% of total assets and a Total Risk Based Capital Ratio of at least 12%.  The Bank’s Tier 1 Capital and Total Risk Based Capital Ratios were 2.48% and 5.41%, respectively, at December 31, 2011.

Prompt Corrective Action.  The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions.  The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  The FDIC is required to take various mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to banks in the three undercapitalized categories.  The severity of supervisory action will depend upon the capital category in which a bank is placed.  Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

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

A bank that is categorized as "undercapitalized, "significantly undercapitalized," or "critically undercapitalized," is required to submit an acceptable capital restoration plan to the FDIC.  An "undercapitalized" bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC.  In addition, the FDIC is given authority with respect to any "undercapitalized" bank to take any of the actions it is required to or may take with respect to a "significantly undercapitalized" bank if it determines those actions are necessary to carry out the purpose of the law.

At December 31, 2011, the Bank was deemed "significantly undercapitalized".  As such, the Bank is subject to certain restrictions, as discussed under “"Significantly Undercapitalized" Capital Category" in Item 1.

Limitations on Payment of Cash Dividends. As a bank holding company, we are required to adhere to the Federal Reserve’s Policy Statement on the Payment of Cash Dividends, which generally require that we act as a source of strength and not place an undue burden on the Bank.  Under North Carolina law, we are authorized to pay dividends as declared by our Board of Directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis.  However, although we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our stockholders is dividends we receive from the Bank.  For that reason, our ability to pay dividends is effectively subject to the same limitations that apply to the Bank.  Because the Consent Order and the Written Agreement prohibit the Bank from paying dividends or making other forms of payment reducing capital to the Bank without the prior approval of the banking regulators, we are effectively prohibited from paying cash dividends to our common shareholders for the foreseeable future and while the Bank remains subject to the Consent Order and/or the Written Agreement.

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

In addition to these restrictions, other state and federal statutory and regulatory restrictions apply to our payment of cash dividends on our common stock.  As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including payment of a cash dividend, if it is “undercapitalized” (as that term is defined in the FDI Act), or would become undercapitalized after making the distribution.  As December 31, 2011, the Bank was deemed to be “significantly undercapitalized”.  Also, the FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings, and, under the Federal Deposit Insurance Act, no dividend may be paid by an insured bank while it is in default on any assessment due the FDIC.  If the FDIC believes the Bank is engaged in, or are about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the Bank cease and desist from that practice.

In addition to the above restrictions, in the future, the Company’s ability to declare and pay cash dividends will be subject to our Board of Directors’ evaluation of operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations.  We are subject to further limitations on cash dividends due to the U.S Treasury’s purchase of our preferred stock.  See “CPP Participation” below.

We cannot assure you that, in the future, we will have funds available to pay cash dividends or that, even if funds are available, we will pay dividends in any particular amounts or at any particular times, or that we will pay dividends at all.

Repurchase Limitations.  As a bank holding company, 1st Financial must obtain Federal Reserve approval prior to repurchasing its common stock for consideration in excess of 10% of its net worth during any 12-month period unless (i) both before and after the redemption it satisfies capital requirements for “well capitalized” bank holding companies; (ii) it has received a “one” or “two” rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.  Under the terms of the Written Agreement, prior approval of the Federal Reserve Bank is required before 1st Financial repurchases any shares of its stock.  In addition, we are subject to further repurchase limitations due to the U.S. Treasury’s purchase of our preferred stock.  See “CPP Participation” below.

Federal Home Loan Bank System.  The Federal Home Loan Bank system provides a central credit facility for member institutions.  As a member of the Federal Home Loan Bank of Atlanta (FHLB), the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.15% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB under the activity-based stock ownership requirement.  On December 31, 2011, the Bank was in compliance with this requirement.

Limits on Rates Paid on Deposits and Brokered Deposits.  FDIC regulations limit the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest, which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution’s normal market area.  Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions, may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits.  Definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the FDIC to implement the prompt corrective action provisions discussed above.  North Carolina is deemed to be a high-rate market area, and as a result the markets in which the Bank operates are determined to be in a high-rate area.  The Bank obtained a waiver from the FDIC to pay interest rates within 0.75% of the average rate paid on local market deposits.

FDIC Insurance Assessments.  The FDIC uses a revised risk-based assessment system to determine the amount of our deposit insurance assessment based on the evaluation of the probability the DIF will incur a loss with respect to the Bank.  That evaluation takes into consideration risks attributable to different categories and concentrations of our assets and liabilities and any other factors the FDIC considers to be relevant, including information obtained from the Commissioner.  A higher assessment rate results in an increase in the assessments we pay the FDIC for deposit insurance.

Under the FDI Act, the FDIC may terminate our deposit insurance if it finds we have engaged in unsafe and unsound practices, are in an unsafe or unsound condition to continue operation, or have violated applicable laws, regulations, rules, or orders.  The FDIC is responsible for maintaining the adequacy of the DIF, and the amount we pay for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund at any time to cover the risk posed by all insured institutions.

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

Federal Securities Law.  The Company’s common stock is registered under Section 12(g) of the Exchange Act and the Company files reports under the Exchange Act with the Securities and Exchange Commission (the SEC).  As a result of this registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act apply to the Company.

Transactions with Affiliates.  Although the Bank is not a member of the Federal Reserve System, it is subject to the provisions of Sections 23A and 23B of the Federal Reserve Act.  Section 23A places limits on the amount of:

●	A bank’s loans or extensions of credit to, or investment in its affiliates;

●	Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

●	The amount of loans or extensions of credit by a bank to third parties, which are collateralized by the securities or obligations of the bank’s affiliates; and

●	A bank’s guarantee, acceptance, or letter of credit issued on behalf of one of its affiliates.

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

Loans to One Borrower.  The Bank is subject to the Commissioner’s loans-to-one-borrower limits, which are substantially the same as those applicable to national banks.  Under these limits, no loans or extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the Bank.  Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

Reserve Requirements.  Under Federal Reserve regulations, the Bank must maintain average daily reserves against its transaction accounts.  We are not required to maintain reserves on the first $11.5 million of transaction accounts, but must maintain reserves equal to 3.0% on the aggregate balances of those accounts between $11.5 million and $71.0 million, and reserves equal to 10.0% on aggregate balances in excess of $71.0 million.  The Federal Reserve may adjust these percentages.  Because our reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at the Federal Reserve or a correspondent bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets.  During 2007, the Bank adopted an internal deposit reclassification system (approved by the Federal Reserve under Regulation D), whereby significant portions of interest-bearing and noninterest bearing transaction accounts are transferred to a non-reservable savings account status.  As a result, all required reserves at December 31, 2011 and 2010, were met by the Bank’s vault cash.

Gramm-Leach-Bliley Act.  The federal Gramm-Leach-Bliley Act enacted in 1999 (the GLB Act) dramatically changed various federal laws governing the banking, securities and insurance industries.  The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.  However, this expanded authority also presents smaller financial institutions, such as the Bank with challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions.

USA Patriot Act of 2001.  The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in the United States on September 11, 2001.  The Act was intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts.  The Act's impact on financial institutions of all kinds has been significant and wide ranging.  The Act contains sweeping anti-money laundering and financial transparency requirements and imposes various other regulatory requirements, including standards for verifying customer identification at account opening and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002, which became effective during 2002, is sweeping federal legislation addressing accounting, corporate governance, and disclosure issues.  The impact of the Sarbanes-Oxley Act is wide ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

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

The economic and operational effects of the Sarbanes-Oxley Act on public companies, including us, have been and will continue to be significant in terms of the time, resources, and costs associated with compliance.  Because the Act, for the most part, applies equally to larger and smaller public companies, we will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our markets.  In accordance with the requirements of Section 404(a), management’s report on internal control is included herein as Item 9A.  The Dodd-Frank Act permanently exempted smaller companies, such as the Company, from the requirements under Section 404(b) for auditor attestation on internal controls.

Emergency Economic Stabilization Act of 2008 (EESA).  Under the EESA, the U.S. Department of the Treasury (the U.S. Treasury) implemented the Troubled Asset Relief Program (TARP), of which the Capital Purchase Program (CPP) is a part.  Under the CPP, certain U.S. qualifying financial institutions sold senior preferred stock and warrants to the U.S. Treasury.  Eligible institutions generally applied to issue preferred stock to the U.S. Treasury in aggregate amounts between 1% and 3% of the institution’s risk-weighted assets.  Smaller community banks and bank holding companies were later allowed to issue preferred stock up to 5% of the institution’s risk- weighted assets.

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

CPP Participation.  On November 14, 2008, 1st Financial entered into a Letter Agreement (the Purchase Agreement) with the U.S. Treasury under the CPP, pursuant to which 1st Financial issued 16,369 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the  Preferred Stock ), having a liquidation preference of $1,000 per share, for a total price of $16,369,000.  1st Financial is required to pay cumulative dividends on the Preferred Stock.  Under the ARRA, described below, 1st Financial may redeem the Preferred Stock at any time, provided it obtains the approval of its primary federal regulator.  The Preferred Stock is generally non-voting, but does have the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights.  The holder(s) of Preferred Stock also have the right to elect two directors if dividends have not been paid for six periods.  Due to insufficient funding at the holding company level, the Company has deferred each of the past seven quarterly dividend payments of $205,000 on its Preferred Stock.  The Company expects to again defer the $205,000 payment of the preferred dividend in May 2012.

As part of its purchase of the Preferred Stock, the U.S. Treasury received a warrant (the Warrant) to purchase 276,815 shares of 1st Financial’s common stock at an initial exercise price of $8.87 per share.  The Warrant provides for the adjustment of the exercise price and the number of shares of 1st Financial’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of 1st Financial’s common stock, and upon certain issuances of 1st Financial’s common stock at or below a specified price relative to the initial exercise price.  The Warrant expires ten years from the issuance date.  Pursuant to the Purchase Agreement, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Both the Preferred Stock and the Warrant are accounted for as components of Tier 1 capital.

Further, so long as the Preferred Stock remains outstanding, 1st Financial is prohibited from declaring or paying any dividend or distribution on its common stock (other than dividends payable solely in shares of common stock), and no common stock, may be, directly or indirectly, purchased, redeemed, or otherwise acquired for consideration by 1st Financial or the Bank, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Preferred Stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside for the benefit of the holders of shares of Preferred Stock on the applicable record date).

American Recovery and Reinvestment Act of 2009 (ARRA).  The ARRA was enacted on February 17, 2009.  The ARRA included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, the ARRA imposed certain new executive compensation and corporate governance requirements on all current and future CPP participants, including 1st Financial, until the institution has redeemed the Preferred Stock.  The executive compensation restrictions under the ARRA and regulations issued by U.S. Treasury are more stringent than those previously in effect under the CPP, and include in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the  Restricted Period ), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, and (3) requirements that TARP CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains, or other criteria later found to be materially inaccurate, with the U.S. Treasury having authority to negotiate for reimbursement.

The ARRA also set forth additional corporate governance standards for TARP recipients, including semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans.  TARP recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the compensation committee, the principal executive officer, and principal financial officer with respect to compliance.

Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act).  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the  Dodd-Frank Act ) was signed into law.  The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions, including 1st Financial and the Bank.  The Dodd-Frank Act contains provisions that have, among other things, established a Bureau of Consumer Financial Protection, established a systemic risk regulator, consolidated certain federal bank regulators, and imposed increased corporate governance and executive compensation requirements.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress.  The federal agencies are given significant discretion in drafting and implementing regulations.  Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2012 and thereafter.  Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

Other.  The federal banking agencies, including the FDIC, have developed joint regulations requiring annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state-chartered institutions examined by state regulators.  Such regulations also establish requirements for operational and managerial standards, asset quality, earnings and stock valuation standards for insured depository institutions as well as compensation standards when such compensation would endanger the insured depository institution or would constitute an unsafe practice.

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

Risks Related to Recent Economic Conditions and Governmental Response Efforts

There is substantial doubt about the ability of 1st Financial to continue as a going concern.

In connection with its annual audit, the Company’s independent auditors issued an opinion stating the consolidated financial statements were prepared assuming the Company will continue as a going concern, but that substantial doubt has been raised about its ability to continue as a going concern because the Company has suffered recurring losses that have eroded regulatory capital ratios, and the Company’s sole asset, the Bank, is under the Consent Order that requires among other provision, capital ratios to be maintained at certain heightened levels.  In addition the Company is under the Written Agreement that requires, among other provisions, the submission and implementation of a capital plan to improve the Company’s and the Bank’s capital levels.  As of December 31, 21011, both the Company and the Bank are considered “significantly undercapitalized” based on their respective regulatory capital levels.  Meanwhile, the Bank continues to have high levels of nonperforming and impaired assets. The future of the Company is dependent on its ability to address these matters.  If the Company fails to do so for any reason, the banking regulators may place the Bank into conservatorship or receivership, with the FDIC or the Commissioner appointed as conservator or receiver.  If the Bank was placed into conservatorship or receivership, 1st Financial would probably suffer a complete loss of the value of its ownership interest in the Bank, be exposed to significant claims by the FDIC and/or the Commissioner, and would not be able to continue as a going concern.  Accordingly, such conservatorship or receivership of the Bank would almost certainly also result in a complete loss of your investment in 1st Financial.

1st Financial and the Bank may be subject to additional, heightened enforcement actions, and ultimately the Bank may be placed under conservatorship or receivership if we do not raise additional capital or otherwise comply with the Consent Order and the Written Agreement, or if our condition continues to deteriorate.

The Consent Order and Written Agreement require us to take certain actions and to implement certain action plans, including a plan to materially improve the Bank’s capital ratios.  In the event we do not raise additional capital or otherwise comply with the Consent Order and the Written Agreement, or if our condition continues to deteriorate, the banking regulators may place the Bank under conservatorship or receivership, and/or force the sale or merger of the Bank.  Unexpected events or circumstances could further prejudice our ability to achieve the minimum capital ratios required under the Consent Order.  For example, the Bank increased its loan loss provision by $6.0 million during the third quarter, 2011, and a further $7.1 million during the fourth quarter, 2011.  In addition, during 2011, the Bank increased its provision for income taxes by $14.0 million to establish a full valuation allowance for the Bank’s deferred tax asset.  Both sets of actions had an adverse impact on our capital ratios.  If we fail to comply with the requirements of the Consent Order or the Written Agreement for any reason or our condition continues to deteriorate, the banking regulators may impose additional, heightened enforcement actions against us, keep the Consent Order and Written Agreement in place longer than they may otherwise have been, and/or require the preparation of a plan to sell or merge the Bank.  Ultimately, the Bank may be placed into conservatorship or receivership by the FDIC or the Commissioner, with the FDIC or the Commissioner appointed as conservator or receiver.  If the Bank was placed into conservatorship or receivership, 1st Financial would probably suffer a complete loss of the value of its ownership interest in the Bank and be exposed to significant claims by the FDIC and/or the Commissioner.  Such conservatorship or receivership of the Bank would almost certainly also result in a complete loss of your investment in 1st Financial.

Difficult market conditions and economic trends have adversely affected our industry and our business.

Since 2008, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively affected the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions, including 1st Financial.  In addition, the values of other real estate collateral supporting many loans have declined and may continue to decline.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively affected the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy caused a decrease in lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit led to increased commercial and consumer loan delinquencies, lack of consumer confidence, increased market volatility and widespread reduction in general business activity.  Financial institutions have experienced decreased access to capital and to deposits or borrowings.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected most businesses and the prices of securities in general, and financial institutions in particular, and it will continue to adversely affect our business, financial condition, results of operations and stock price for the foreseeable future.

We do not believe these difficult conditions are likely to improve in the near future.  A sustained weakness or worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers, and the other financial institutions in our market.  Specifically, it could have one or more of the following adverse effects on our business:

●	A decrease in the demand for loans or other products and services offered by us;

●	A decrease in the value of our loans or other assets secured by consumer or commercial real estate;

●	A decrease in deposit balances due to overall reductions in the accounts of customers;

●	An impairment of investment securities;

●	A decreased ability to raise additional capital on terms acceptable to us or at all; or

●
An increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.  An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of nonperforming assets, net charge-offs, and provision for loan losses, which would reduce our earnings.

Until conditions improve, our business, financial condition and results of operations may continue to be adversely affected.

Financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations.

Congress enacted the Dodd-Frank Act in 2010.  This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations.  Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2012 and thereafter.  Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are having an effect on us.  For example, a provision eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Although not currently quantifiable, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments are now being based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act created the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive, or abusive” acts and practices.  It also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to quantify what specific impact the Dodd-Frank Act and related regulations have had on the Company to date and what impact yet to be written regulations will have on us in the future.  However, it is expected at a minimum, they will increase our operating and compliance costs and could increase our interest expense.

Our participation in the CPP imposes restrictions and obligations on us that may limit our ability to access the capital markets and reduce our liquidity.

In November 2008, we issued Preferred Stock and a Warrant to the U.S. Treasury as part of its CPP.  The Securities Purchase Agreement, pursuant to which such securities were sold, among other things, grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities.  In addition, unless we are able to redeem the Preferred Stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% to 9%.  Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity.

We are restricted from paying any dividends or repurchasing any shares of our common stock until we pay all accrued and unpaid dividends on our Preferred Stock.

So long as the Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock (other than dividends payable solely in shares of common stock), and no common stock, may be, directly or indirectly, purchased, redeemed or otherwise acquired for consideration by 1st Financial or the Bank, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Preferred Stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside for the benefit of the holders of shares of Preferred Stock on the applicable record date).  We have not paid dividends on the Preferred Stock since May 2010, and expect to again defer the $205,000 quarterly payment of the preferred dividend in May 2012.  As a consequence, it is unlikely 1st Financial will be permitted to pay any dividends on its common stock for at least the foreseeable future.

The limitations on incentive compensation contained in the ARRA and subsequent regulations may adversely affect our ability to retain our highest performing employees.

In the case of a company such as 1st Financial that received CPP funds, the ARRA, and subsequent regulations issued by the U.S. Treasury, contain restrictions on bonus and other incentive compensation payable to the Company’s senior executive officers.  As a consequence, we may be unable to create a compensation structure that permits us to retain our highest performing employees and attract new employees of a high caliber.  If this were to occur, our businesses and results of operations could be adversely affected.

The soundness of other financial institutions could adversely affect us.

In recent years, the financial services industry as a whole has been materially and adversely affected by significant declines in the value of real estate and other asset classes, as well as reduced capital levels and lack of liquidity.  Financial institutions have been subject to increased volatility and an overall loss in investor confidence, caused in large part by the unprecedented level of bank failures.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions, including the failure of other financial institutions, locally and nationally.  Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients.

Increases in FDIC insurance premiums may adversely affect our net income and profitability.

Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund.  In addition, the FDIC instituted two temporary programs to further ensure customer deposits at FDIC insured banks:  deposit accounts are now insured up to $250,000 per customer (up from $100,000), made permanent in 2010 and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage).  These programs have placed additional stress on the deposit insurance fund.  In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions.  We are generally unable to control the amount of premiums the Bank is required to pay for FDIC insurance, which is determined, in part, by the risk profile of each depository institution.  If there are additional financial institution failures, the cost of resolving prior failures exceeds expectations, or the Bank’s risk profile further deteriorates, the Bank may be required to pay even higher FDIC premiums.  Any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.

Risks Associated to Our Business

1st Financial relies on dividends from the Bank for most of 1st Financial’s revenue.

1st Financial is a separate and distinct legal entity from the Bank.  Historically, 1st Financial has received substantially all of its revenue from dividends received from the Bank.  These dividends have been the principal source of funds to pay dividends on 1st Financial’s common and preferred stock, and operating expense.  Various federal and/or state laws and regulations limit the amount of dividends the Bank may pay to 1st Financial, and the Bank is now further restricted with respect to the payment of dividends under the terms of the Consent Order, and by virtue of it being deemed to be “significantly undercapitalized.”  In the event the Bank continues to be unable to pay dividends to 1st Financial, 1st Financial may not be able to pay obligations, or pay dividends on its common and preferred stock.  The continuing inability to receive dividends from the Bank could have a material adverse effect on 1st Financial’s business, financial condition, and results of operations.  As discussed elsewhere, the Bank is not permitted to pay dividends to 1st Financial under the terms of the Consent Order without the prior consent of the FDIC and the Commissioner.

We need to raise additional capital in the future in order to satisfy regulatory requirements, but that capital may not be available when it is needed.

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations.  On December 31, 2011, we were deemed “significantly undercapitalized” under bank regulatory guidelines and, in addition, our capital ratios were below the minimum levels required in the Consent Order and Written Agreement.  We need to increase our capital to satisfy regulatory requirements.  Management and our Board continue to pursue plans to improve our capital levels, including seeking to raise additional capital.  However, our ability to raise that additional capital depends on conditions at that time in the capital markets, economic conditions, our financial performance and condition, and other factors, many of which are outside our control.  Given the state of the equity markets and our financial performance and condition, our ability to raise capital in the foreseeable future is unknown.  If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company, and could result in the Bank being placed in conservatorship or receivership by the FDIC or the Commissioner.

Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

Lending money is a substantial part of our business.  Every loan carries a degree of risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment.  This risk is affected by, among other things:

●	cash flows of the borrower and/or the business activity being financed;

●	in the case of a collateralized loan, changes in and uncertainties regarding future values of collateral;

●	the credit history of a particular borrower;

●	changes in economic and industry conditions; and

●	the duration of the loan.

We use underwriting procedures and criteria we believe minimize the risk of loan delinquencies and losses, but banks routinely incur losses in their loan portfolios.  However, regardless of the underwriting criteria we use, we will experience loan losses from time to time in the ordinary course of our business, and some of those losses will result from factors beyond our control.  These factors include, among other things, changes in market, economic, business or personal conditions, or other events (including changes in market interest rates), that affect our borrowers’ abilities to repay their loans and the value of properties that collateralize loans.  Recent difficulties in the national economy and housing market, declining real estate values, high unemployment, and loss of consumer confidence, have resulted and will continue to result in increasing loan delinquencies and loan losses for all financial institutions.

We maintain an allowance for loan losses based on our current judgments about the credit quality of our loan portfolio.  The amount of our allowance is determined by our management through a periodic review and consideration of internal and external factors that affect loan collectability, including, but not limited to:

●	an ongoing review of the quality, size, and diversity of our overall loan portfolio;

●	evaluation of nonperforming loans;

●	historical default and loss experience;

●	historical recovery experience;

●	existing economic conditions;

●	risk characteristics of various classifications of loans; and

●	the amount and quality of collateral, including guarantees, securing the loans.

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

We continue to hold and acquire a significant amount of other real estate, which has led to increased operating expense and vulnerability to additional declines in real property values.

We foreclose on and take title to real estate serving as collateral for many of our loans as part of our business.  Real estate owned by us and not used in the ordinary course of our operations is referred to as “real estate acquired in settlement of loans” or “foreclosed real estate”.  At December 31, 2011, we had foreclosed real estate with an aggregate book value of $19.3 million, compared to $7.3 million at December 31, 2010.  We obtain appraisals prior to taking title to real estate and periodically thereafter.  However, due to the continued deterioration in real estate prices in our market, there can be no assurance that such valuations will reflect the amount which may be paid by a willing purchaser in an arms-length transaction at the time of the final sale.  Moreover, we cannot provide assurance the losses associated with foreclosed real estate will not exceed the estimated amounts, which would adversely affect future results of our operations.

The calculation for the adequacy of write-downs of our foreclosed real estate is based on several factors, including the appraised value of the real property, economic conditions in the property’s sub-market, comparable sales, current buyer demand, availability of financing, entitlement and development obligations and costs and historic loss experience.  All of these factors have caused further write-downs in recent periods and can change without notice based on market and economic conditions.  High levels of nonperforming assets indicate that foreclosed real estate balances will continue to be high for the foreseeable future.  Increased foreclosed real estate balances have led to greater expense as we incur costs to manage and dispose of the properties.  We expect our earnings will continue to be negatively affected by various expenses associated with foreclosed real estate, including personnel costs, insurance, and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in foreclosed real estate.  Moreover, our ability to sell foreclosed real estate is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties.  Any further decrease in market prices may lead to further write-downs, with a corresponding expense in our statement of operations.  Further write-downs on foreclosed real estate or an inability to sell foreclosed real estate could have a material adverse effect on our results of operations and financial conditions.  Furthermore, the management and resolution of nonperforming assets, which include foreclosed real estate, increases our costs and requires significant commitments of time from our management and directors, which can be detrimental to the performance of their other responsibilities.  The expenses associated with foreclosed real estate and any further property write-downs could have a material adverse effect on our financial condition and results of operations.

A significant percentage of our loans are secured by real estate.  Adverse conditions in the real estate market in our banking markets might adversely affect our loan portfolio.

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

The FDIC adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (CRE).  At December 31, 2011, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny.  Indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors.  These rules could increase the costs of monitoring and managing this component of our loan portfolio.  This could have an adverse impact on our operating results and financial condition.

Our commercial real estate lending may expose us to risk of loss and hurt our earnings and profitability.

We regularly make loans secured by commercial real estate (CRE).  These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans.  Further, loans secured by CRE properties are generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans.  Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy.  In addition, many economists believe deterioration in income- producing CRE is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage continue to decline.  Because of the current general economic slowdown, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations.  At December 31, 2011, our loans secured by CRE totaled $159.1 million, which represented 38.0% of total loans.  For 2011, we had net charge-offs of $2.0 million, an increase of $1.2 million when compared to $808,000 in 2010.  While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

Our construction loans and land development loans involve a higher degree of risk than other segments of our loan portfolio.

Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment.  When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal.  Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations.  Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.  At December 31, 2011, we had loans of $87.1 million, or 20.8% of total loans, outstanding to finance construction and land development.  For 2011, we had net charge-offs of $9.4 million, a decrease of $6.2 million when compared to $15.6 million in 2010.

Our lending on vacant land may expose us to a greater risk of loss and may have an adverse effect on results of operations.

A portion of our residential and commercial lending is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four-family residential mortgage loans.  Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are susceptible to adverse conditions in the real estate market and local economy.  At December 31, 2011, loans secured by vacant or unimproved property totaled $44.9 million, or 10.7% of our loan portfolio.

The Company will be unable to grow in the short term.

As a strategy, the Company seeks to increase the size of its franchise by pursuing business development opportunities.  However, by virtue of being deemed undercapitalized under the FDIC’s framework for prompt corrective action, the Bank may not permit its average total assets during any calendar quarter to exceed its average total assets during the preceding calendar quarter.  The Consent Order also places restrictions on asset growth.  As such, it is anticipated the Company will be unable to grow until it improves its capital condition, and will not be able to grow significantly until the Consent Order is removed.  Such restrictions on the Company’s growth are expected to adversely affect our revenue, operating results, and financial condition.

Our business depends on the condition of the local and regional economies where we operate.

We currently have offices only in western North Carolina.  Consistent with our community banking philosophy, our customer base is located in that region, and we lend a substantial portion of our capital and deposits to commercial and consumer borrowers in our local banking markets.  Therefore, our local and regional economy has a direct impact on our ability to generate deposits to support loan growth, the demand for loans, the ability of borrowers to repay loans, the value of collateral securing our loans (particularly loans secured by real estate), and our ability to collect, liquidate, and restructure possible problem loans.  The local economies of the communities in our banking markets are relatively dependent on the tourism industry and the retirement and second home real estate market.  The economies of our banking markets have been adversely affected by a general economic downturn and this downturn has affected the tourism industry and real estate values in our communities, which has adversely affected our operating results.  Further deterioration of economic conditions in our banking markets could further affect our ability to generate new loan production, adversely affect the ability of our customers to repay their loans to us, and generally affect our financial condition and operating results.  We are less able than larger institutions to spread risks of unfavorable local economic conditions across a large number of diversified economies.  And, we cannot assure you we will benefit from any market growth or favorable economic conditions in our banking markets even if they do occur.

Adverse market and economic conditions in North Carolina, particularly in the real estate, agricultural or tourism industries, disproportionately increase the risk our borrowers will be unable to make their loan payments and the risk the market value of real estate securing our loans will not be sufficient collateral.  On December 31, 2011, 88.1% of the total dollar amount of our loan portfolio was secured by liens on real estate, with 6.7% of our portfolio representing home equity lines of credit.  Our management believes, in the case of many of those loans, the real estate collateral is not being relied upon as the primary source of repayment, and those relatively high percentages reflect, at least in part, our policy to take real estate whenever possible as primary or additional collateral.  However, any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in North Carolina could adversely affect the value of our assets, revenue, operating results, and financial condition.

Our profitability is subject to interest rate risk.  Changes in interest rates could have an adverse effect on our operating results.

Changes in interest rates can have different effects on various aspects of our business, particularly our net interest income.  Our profitability depends, to a large extent, on our net interest income, which is the difference between our income on interest-earning assets and our expense on interest-bearing deposits and other liabilities.  Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control.  Interest rate risk arises in part from the mismatch (i.e., the interest rate sensitivity “gap”) between the dollar amounts of repricing or maturing interest-earning assets and interest-bearing liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  When more interest-earning assets than interest-bearing liabilities will reprice or mature over a given time period, a bank is considered asset-sensitive and has a positive gap.  When more liabilities than assets will reprice or mature over a given time period, a bank is considered liability-sensitive and has a negative gap.  A liability-sensitive position (i.e., a negative gap) may generally enhance net interest income in a falling interest rate environment and reduce net interest income in a rising interest rate environment.  An asset-sensitive position (i.e., a positive gap) may generally enhance net interest income in a rising interest rate environment and reduce net interest income in a falling interest rate environment.  Our ability to manage our gap position determines to a great extent our ability to operate profitably.  However, fluctuations in interest rates are not predictable or controllable, and we cannot assure you we will be able to manage our gap position in a manner that will allow us to be profitable.

At December 31, 2011, the Bank remained in an asset-sensitive position.  This reflects the construct of the Bank’s balance sheet whereby our interest-earning assets generally would be expected to reprice at a faster rate than our interest-bearing liabilities.  Therefore, a rising rate environment would generally be expected to have a positive effect on our earnings, while a falling rate environment generally would be expected to have a negative effect on our earnings.  In our interest rate gap analysis, money market deposit accounts are spread over two years as they are considered more rate sensitive.  Savings accounts and NOW accounts have been evaluated and are deemed to be less rate sensitive than money market deposit accounts and consequently are spread over four years and five years, respectively.  Our management’s historical experience has shown that changes in market interest rates have a lesser effect on these type deposits within a given time period and, for that reason, those liabilities could be considered much less rate sensitive.

If our historical experience with the relative insensitivity of these deposits to changes in market interest rates does not continue in the future and we experience more rapid repricing of interest-bearing liabilities than interest-earning assets in a near term rising interest rate environment, our net interest margin and net income may decline.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

Commercial banking in our banking markets and in North Carolina as a whole is extremely competitive.  In addition to community, super-regional, national, and international commercial banks, we compete against credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds.  We compete with these institutions in attracting deposits and in making loans, and we have to attract our customer base from other existing financial institutions and from new residents.  Our larger competitors have greater resources, broader geographic markets and higher lending limits than we do, and they may be able to offer more products and services and better afford and more effectively use media advertising, support services, and electronic technology than we can.  While we believe we compete effectively with other financial institutions, we may face a competitive disadvantage as a result of our size, lack of geographic diversification and inability to spread marketing costs across a broader market.  Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we cannot assure you we will continue to be an effective competitor in our banking markets.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, possible mergers and acquisitions, investments, loans and interest rates charged thereon, interest rates paid on deposits, and locations of offices.  We also are subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital.  Most of these regulations are primarily intended to protect depositors, the public and the FDIC’s deposit insurance fund, rather than stockholders.

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

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations, and cash flows.

Liquidity is essential to our business.  Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital, possible acquisitions, and other general corporate purposes.  An inability to raise funds through deposits, borrowings, securities sold under repurchase agreements, the sale of loans and other sources could have a substantial negative effect on our liquidity.  Our retail and commercial deposits may not be sufficient to meet our funding needs in the foreseeable future.  We therefore may have to increase our reliance on funding obtained through FHLB advances, securities sold under agreements to repurchase, and other wholesale funding sources.

Our access to funding sources in amounts adequate to finance our activities or on terms, which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, including a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, financial condition, including capitalization and asset quality, or adverse regulatory action against us.  Under our Consent Order, we are not permitted to accept, renew, or rollover brokered deposits.  Such restriction requires us to seek other permissible funding sources.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and continued deterioration in credit markets.  To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Our accounting policies are fundamental to understanding our financial results and condition.  Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results.  Some of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely materially different amounts would be reported under different conditions or using different assumptions.

From time to time the Financial Accounting Standards Board (the FASB) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements.  These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition.  We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

Impairment of investment securities could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.  The impact of an other-than-temporary impairment could have a material adverse effect on our business, results of operations, and financial condition.

Premiums for D&O insurance may increase; We may be unable to renew our D&O insurance policy on acceptable terms.

Since 2008, higher levels of bank failures and the associated heightened risk of regulatory action and litigation against directors and officers of failed banks have increased the cost of directors and officers liability insurance ( D&O insurance ) premiums for many financial institutions.  Because of our recent losses and financial condition, it is likely that the cost of D&O insurance will increase when we seek to renew our coverage.  Any future increases in D&O insurance premiums will likely adversely impact our earnings and financial condition.  In addition, we may be unable to renew our D&O insurance coverage in the future, or we may be unable to obtain adequate replacement policies on acceptable terms.  If we are not able to secure appropriate D&O insurance coverage, we may be unable to retain our current officers and directors, or attract additional officers and directors.

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

The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing water, ice storms, and blizzards), fires and other catastrophes could adversely affect 1st Financial’s consolidated financial condition or results of operations.  Unpredictable natural and other disasters could have an adverse effect on the Bank in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by the Bank.  The incidence and severity of catastrophes are inherently unpredictable.  Although the Bank carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce the Company’s earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on the Company’s financial condition and/or results of operations.

We may need to invest in new technology to compete effectively, and that could have a negative effect on our operating results and the value of our common stock.

The market for financial services, including banking services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, and Internet-based banking.  We depend on third-party vendors for portions of our data processing services.  In addition to our ability to finance the purchase of those services and integrate them into our operations, our ability to offer new technology-based services depends on our vendors’ abilities to provide and support those services.  Future advances in technology may require us to incur substantial expense that adversely affects our operating results, and our small size and limited resources may make it impractical or impossible for us to keep pace with our larger competitors.  Our ability to compete successfully in our banking markets may depend on the extent to which we and our vendors are able to offer new technology-based services and on our ability to integrate technological advances into our operations.

Risks Related to Our Common Stock

Our ability to pay dividends is limited and we may be unable to pay future dividends.

As discussed above under “Supervision and Regulation” in Item 1, our ability to pay cash dividends is limited by regulatory restrictions as well as the need to maintain sufficient capital.  So long as our capital ratios and regulatory requirements are not satisfied, we will be unable to pay cash dividends on our common and preferred stock.

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

On March 15, 2012, our current directors and executive officers, as a group, had the sole or shared right to vote, or to direct the voting of, an aggregate of 642,828 shares, or 12.4%, of our outstanding common stock.  This group could purchase 446,472 additional shares under currently exercisable stock options they hold.  Because of their voting rights, in matters put to a vote of our stockholders, it could be difficult for any group of our other stockholders to defeat a proposal favored by our management (including the election of one or more of our directors) or to approve a proposal opposed by management.

1st Financial has issued preferred stock, which ranks senior to our common stock.

The Company has issued 16,369 shares of Preferred Stock.  This series of preferred stock ranks senior to shares of our common stock.  As a result, 1st Financial must make dividend payments on the Preferred Stock before any dividends can be paid on the common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders the preferred stock must be satisfied before any distributions can be made on the common stock.  Through the date of this report, the Company has deferred the payment of the last seven quarterly preferred dividends, with the total amount deferred of $1.4 million.  Until 1st Financial pays in full, these deferred Preferred Stock dividends, no dividends may be paid on the common stock.

Our Preferred Stock reduces net income available to holders of our common stock and earnings per common share and the Warrant may be dilutive to holders of our common stock.

Any dividends, whether declared or not, on our Preferred Stock will reduce any net income available to holders of common stock and our earnings per common share.  The Preferred Stock will also receive preferential treatment in the event of sale, merger, liquidation, dissolution or winding up of our company.  Additionally, the ownership interest of holders of our common stock will be diluted to the extent the Warrant is exercised.

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	actual or anticipated variations in quarterly results of operations;

●	operating results and stock price performance of other companies that investors deem comparable to us;

●	news reports relating to trends, concerns, and other issues in the financial services industry;

●	perceptions in the marketplace regarding us and/or our competitors;

●	new technology used or services offered by competitors;

●	regulatory actions against us;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors; and

●	changes in government regulations.

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

ITEM 2.    PROPERTIES

The Company’s corporate offices are located in Hendersonville, North Carolina.  At December 31, 2011, the Company maintained 12 full service banking offices and an operations center.  The following table contains information about our banking offices.

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

______________

(1)	Leased from an unrelated third party.
(2)	Leased from a related party on terms comparable to third-party leases.
(3)	Corporate Headquarters and Main Office

All the Company’s existing banking offices are in good condition and fully equipped for the Company’s purposes.  At December 31, 2011, the total net book value (cost less accumulated depreciation) of the Company’s premises, leasehold improvements, furniture, fixtures, and equipment was $4.9 million.  See Notes 9 and 12 to the accompanying consolidated financial statements for additional information about the Company’s property and lease obligations.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries are often involved in legal proceedings.  In the opinion of management, except as disclosed in Item 1 hereof, under the caption "Business - Enforcement Actions", neither the Company nor its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of the Company’s fiscal year ended December 31, 2011.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded over-the-counter with quotations available on the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service under the symbol “FFIS.”  There were approximately 2,838 stockholders of record as of December 31, 2011, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The table below presents the reported high and low closing prices for the Company’s common stock along with the actual closing price for the previous eight quarters.  These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.  No common stock dividend was declared or paid during any of the fiscal quarters listed.

	High	Low	Close
2011
First quarter	$ 0.65	$ 0.40	$ 0.45
Second quarter	0.60	0.31	0.38
Third quarter	0.51	0.30	0.30
Fourth quarter	0.60	0.15	0.25

2010
First quarter	$ 3.99	$ 1.75	$ 2.15
Second quarter	2.15	1.20	1.60
Third quarter	1.70	0.60	0.85
Fourth quarter	1.20	0.30	0.40

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2011, and under which shares of the Company's common stock have been authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
Plan category	Number of shares to be issued upon exercise of outstanding options and awards	Weighted- average exercise price of outstanding options and awards	Number of shares remaining available for future issuance under equity compensations plans (excluding shares reflected in column (a))

Equity compensation plans approved
by the Company's security holders:

2004 Employee and Director Stock
Option Plans	693,819	$8.31	270,469

2008 Omnibus Equity Plan	115,931	1.00	134,069

Equity compensation plans not approved
by the Company's security holders	-	-	-
Total	809,750	$7.26	404,538

Dividends.  See “Item 1.  Description of Business – Supervision and Regulation” above for regulatory and CPP restrictions, which limit the ability of 1st Financial to pay dividends.

Recent Sales of Unregistered Securities.  The Company did not sell any securities within the last three fiscal years that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The Company did not repurchase any shares of its common stock during the fourth quarter of 2011.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

1st Financial Services Corporation (the Company) is a North Carolina corporation headquartered in Hendersonville, North Carolina that when it was formed in May 2008 became the sole owner of all of the capital stock of Mountain 1st Bank & Trust Company (the Bank).  The Bank is a North Carolina state chartered, non-member bank, which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004, and began operations on May 14, 2004.  As of December 31, 2011, the Bank conducted business through 12 full-service branch offices located in nine western North Carolina counties.

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

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  See also “Cautionary Note About Forward-Looking Statements” and “Risk Factors’, which begin on pages 3 and 21, respectively.

Enforcement Policies and Actions

Federal law gives the Federal Reserve and the FDIC substantial powers to enforce compliance with laws, rules, and regulations.  Banks or individuals may be ordered to cease and desist from violations of law or other unsafe and unsound practices.  The agency has the power to impose civil money penalties against individuals or institutions for certain violations.

Persons who are affiliated with depository institutions and their holding companies can be removed from any office held in that institution and banned from participating in the affairs of any financial institution.  The banking regulators frequently employ the enforcement authorities provided in federal law.

During early 2010, the Bank entered into the Stipulation agreeing to the issuance of the Consent Order with the FDIC and the Commissioner.  Although the Bank neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Consent Order, which requires the Board of Directors and the Bank to undertake a number of actions, including implementing  plans to improve documentation regarding risk management and compliance systems, oversight and review functions, operating and financial management, and capital plans.  As a result, the Company expects to continue its focus on improving asset quality and profitability until capital levels increase.

As a direct consequence of the issuance of the Consent Order and the requirement the Company serve as a source of strength for the Bank, in October 2010, the Company entered into the Written Agreement with the Federal Reserve Bank.

At December 31, 2011, the Bank was deemed "significantly undercapitalized".  As such, the Bank is subject to certain additional restrictions, as discussed under ""Significantly Undercapitalized" Capital Category" in Item 1.  Also, as a consequence of the Consent Order, the Bank is deemed to be in a "troubled condition," as defined under the FDIC's rules and regulations, which further prohibits or limits certain golden parachute agreements and payments to management.

There can be no assurance we will be able to comply fully with the provisions of the Consent Order and the Written Agreement.  We need additional capital in order to improve the Bank’s capital ratios and satisfy the heightened capital requirements set out in the Consent Order, and to continue to absorb the write-downs needed to reduce nonperforming assets on our balance sheet in a relatively short time frame, given the particularly challenging real estate market.  We are actively seeking to raise additional capital and pursuing a number of balance sheet management strategies to ensure our projected level of regulatory capital can support our balance sheet and meet or exceed the minimum requirements set forth in the Consent Order.

Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank before (1) declaring or paying any dividends, (2) directly or indirectly accepting dividends or any other form of payment representing a reduction in capital from the Bank, (3) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, (4) directly or indirectly, incurring, increasing or guaranteeing any debt, and (5) directly or indirectly, purchasing or redeeming any shares of its stock.  Pursuant to our plans to preserve capital, the Company has no plans to undertake any of the foregoing activities.

Going Concern Considerations

As discussed in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses that have eroded regulatory capital ratios, and the Bank is under a Consent Order that requires, among other provisions, capital ratios to be maintained at certain heightened levels.  In addition, the Company is under a Written Agreement that requires, among other provisions, the submission of a capital plan to improve the Company’s and the Bank’s capital levels.  As of December 31, 2011, both the Bank and the Company are considered “significantly undercapitalized” based on their respective regulatory capital levels.  These considerations raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans are further discussed in Note 2 to the accompanying consolidated financial statements.  These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

Recent Regulatory Developments

The following is a summary of recently enacted laws and regulations that could materially impact our business, financial condition, or results of operations.  This discussion should be read in conjunction with the remainder of the “Supervision and Regulation” section of this Form 10-K.

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility and severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector beginning in 2008 a multitude of new regulatory and governmental actions have been announced including the Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act on February 17, 2009, among others.  Some of the more recent actions include:

●
On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, have or will:

➢
centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

➢
create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

➢
provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

➢
change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund ( DIF ), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

➢
make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012, for noninterest-bearing demand transaction accounts at all insured depository institutions;

➢	implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

➢	repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

➢
amend the Electronic Fund Transfer Act ( EFTA ) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

➢
eliminate the Office of Thrift Supervision ( OTS ) on July 21, 2011.  The Office of the Comptroller of the Currency ( OCC ), which is the primary federal regulator for national banks, now has become the primary federal regulator for federal thrifts.  In addition, the Federal Reserve now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS.

●
On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010.  The Small Business Lending Fund (the SBLF), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.  We did not participate in the SBLF.

●
Internationally, both the Basel Committee on Banking Supervision (the Basel Committee) and the Financial Stability Board (established in April 2009 by the Group of Twenty ( G-20 ) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (Basel III).  On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019.  The U.S. federal banking agencies support this agreement.  In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity.  According to the Basel Committee, the framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.  Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012.

●
In November 2010, the Federal Reserve's monetary policymaking committee, the Federal Open Market Committee (FOMC), decided that further support to the economy was needed.  With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term U.S. Treasury securities, as it had in 2008 and 2009.  The FOMC announced that it intended to purchase an additional $600 billion of longer-term U.S. Treasury securities by the end of the second quarter of 2011, at a pace of about $75 billion per month.  In addition, the FOMC stated that it would maintain its existing policy of reinvesting principal payments from its securities holdings.

●
In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations.  The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets.  The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  In February 2011, the FDIC approved the final rules that change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the designated reserve ratio target size at 2.0% of insured deposits.  We elected to voluntarily participate in the unlimited deposit insurance component of the U.S Treasury’s Transaction Account Guarantee Program (TAGP) through December 31, 2010.  Coverage under the program was in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules.  As a result of the Dodd-Frank Act, the program ended on December 31, 2010, and all institutions are now required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012.  There will not be a separate assessment for this as there was for institutions participating in the deposit insurance component of the TAGP.

●
In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act.  The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.  The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based.  The effective date for the final rules on the pricing and routing restrictions was October 1, 2011.  The results of these final rules may impact our interchange income from debit card transactions in the future.  Thus far, the Bank has not experienced a material impact on its interchange fees.

●
On September 21, 2011, the FOMC announced that, in order to support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with its statutory mandate, it had decided to extend the average maturity of its holdings of securities.  In addition, the FOMC announced that it intended to purchase, by the end of June 2012, $400 billion of U.S  Treasury securities with remaining maturities of three years or less in order to put downward pressure on longer-term interest rates and help make broader financial conditions more accommodative.  Further, to help support conditions in mortgage markets, the FOMC intends to now reinvest in agency mortgage-backed securities the principal payments from its holdings of agency debt and agency mortgage-backed securities.

Although it is likely further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Proposed Legislation and Regulatory Action

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies.  Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system.  Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways.  If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company.  A change in statutes, regulations, or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history.  Unemployment is at record levels and both residential and commercial real estate values have been adversely impacted.  With the slowing economy, falling real estate values and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality.  These conditions led to our providing an increase to the allowance for loan losses of $12.5 million in 2010 and suffering a net loss of $5.3 million.  During 2011, the Company recorded a $15.8 million provision for loan losses and incurred a net loss of $20.5 million.  Continued weakness in the Western North Carolina real estate markets was the primary reason for the Bank’s increased provision for loan losses and loan charge-offs in 2011.  While we saw some net interest margin improvement in 2011, we expect it to moderate into 2012, as we may be unable to reinvest proceeds from loan repayments at the same yields.  We also expect to incur increased expense as we manage our troubled assets.  Our markets continue to feel the effects of the recession and we do not foresee substantial improvements in either unemployment or real estate values until late 2012, at the earliest.

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

The Bank believes its current base of business is relatively well diversified as is the general economic base of the region as a whole.  The only concentration identified by management within the Bank’s lending portfolio is in loans secured by real estate.  At December 31, 2011, loans collateralized by real estate, comprise approximately 88% of the Banks’ total loan portfolio.  Management believes concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral.  These include residential, multifamily, and both income-producing and owner-occupied commercial properties.  The Bank’s loan portfolio includes $87.1 million in loans classified as construction or acquisition and development (of which $44.9 million are land loans) and $159.1 million in loans classified as commercial real estate (CRE), representing 20.8% and 38.0%, respectively of the total portfolio.  By way of comparison, at December 31, 2010, the Bank’s loan portfolio included $114.5 million in loans classified as construction or acquisition and development (of which $49.9 million were land loans) and $173.3 million in loans classified as CRE, representing 23.6% and 35.7%, respectively, of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios.  At December 31, 2011, loans exceeding regulatory loan-to-value guidelines represented 124.6 % of risk-based capital, primarily due to market value declines on the underlying collateral of the Company’s real estate loan portfolio, combined with lower risk-based capital due to losses incurred during the past three years.

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

The Company’s total assets were $700.0 million at December 31, 2011, a decrease of $24.8 million, from $724.8 million at December 31, 2010.  The Company’s total deposits were $672.6 million at December 31, 2011, down slightly from $674.3 million at December 31, 2010.  Proceeds from loan repayments and cash on deposit with the Federal Reserve were used to purchase investment securities and to repay brokered deposits.  As evidenced by the balance sheet contraction in 2010 and 2011, overall growth plans have now been purposely slowed in response to the Bank’s asset quality deterioration, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements.  The Company expects total assets to remain stable throughout 2012.

For the first five years of operation, management’s business plan was predicated on the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area.  However, due to the current economic environment and the financial condition of the Company, management does not expect to open any new branch offices to augment the current branch network for the foreseeable future.  The Bank closed two offices in February 2011 to improve operating efficiencies.  Instead, management will focus on reducing its nonperforming loan portfolio and its other real estate owned, while simultaneously growing existing branches in its primary markets.

The Company’s primary source of revenue is derived from interest income produced through traditional banking activities, such as generating loans and earning interest on securities.  Additional sources of income are derived from fees on deposit accounts, Small Business Administration (SBA) and USDA loan originations and sales, and residential mortgage origination services.

Maintaining sound asset quality is another key focal point for the Company.  As a result of the current economic environment, the Bank experienced an increase in nonperforming assets (nonaccruing loans and accruing loans past due 90 or more days) beginning in 2009, which resulted in significant provisions to increase our allowance for loan losses during the past three years.  This development is further discussed under the heading “Asset Quality” below.  The business of lending to small businesses and consumers carries with it significant credit risks, which must be continually managed.  Management monitors asset quality and credit risk on an ongoing basis and fully expects to experience credit losses in the future, but we believe we have made substantial progress in identifying and quantifying the impact of the current economic environment on our loan portfolio and overall financial condition.  Management continues to engage third-party consultants to assist in monitoring and evaluating the quality of the loan portfolio.

Financial Condition

December 31, 2011, Compared to December 31, 2010

The Company’s total assets were $700.0 million at December 31, 2011, a decrease of $24.8 million, from $724.8 million at December 31, 2010.  Investment securities increased by $66.5 million, or 49.9%, from $133.2 million at December 31, 2010, to $199.7 million at December 31, 2011.  During 2011, gross loans decreased by $69.6 million, or 14.0%, from $497.2 million at December 31, 2010, to $427.6 million at December 31, 2011, as management purposely slowed loan growth in response to current economic conditions and charged off $21.4 million of loans, net.  Although the mix of deposits continued to shift from time deposits to transaction accounts, total deposits at December 31, 2011, were $672.6 million, essentially unchanged from $674.3 million at December 31, 2010.  Excluding the reduction in brokered certificates of deposit of $39.8 million, retail deposits increased $38.1 million, or 6.0%.  Borrowings from the Federal Home Loan Bank remained constant at $4.0 million, while other borrowings decreased $3.6 million.  The Company’s loan-to-asset ratio decreased from 67.1% at December 31, 2010, to 59.8% at December 31, 2011, principally reflecting an increase in loan repayments over loan production.

As noted above, the Company experienced a decline in assets during 2011.  Overall growth plans for the Bank have been purposely slowed in response to the Consent Order and Written Agreement, the Bank’s reduced capital levels, and uncertainties with respect to the national economy, regional and local real estate markets, and the domestic interest rate environment.  Until the Bank’s capital levels are restored, the Bank may not increase its assets.  The Company may achieve this through a capital raise, reducing the size of the Company’s consolidated balance sheet, or a combination of the two methods.  Management and the Board continue to pursue plans to achieve and maintain the regulatory directed capital levels.  During 2011, gross loans decreased $69.6 million, or 14.0%.  The reduction in loans included declines totaling $27.5 million, or 24.0%, in construction and land development loans, $19.4 million, or 29.3%, in commercial and industrial loans, $965,000, or 100% in farmland loans, $599,000, or 9.3%, in multifamily residential loans, $1.5 million, or 33.4%, in consumer loans, $14.2 million, or 8.2%, in commercial real estate loans, $2.1 million, or 6.9%, in home equity loans, and $3.2 million, or 3.3%, in first liens on one-to-four family residential properties, including mortgage loans held for sale.

Investment securities increased during the period by $66.5 million, or 49.9%.  At December 31, 2011, cash and cash equivalents decreased by $20.1 million, compared with December 31, 2010.  Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks, balances due from Federal Reserve banks and available for sale investment securities totaled $232.8 million at December 31, 2011, constituting 33.3% of total assets.  This compares with $187.8 million, or 25.9% of total assets, at year-end 2010.

Foreclosed real estate increased from $7.3 million at December 31, 2010, to $19.3 million at December 31, 2011, as the Company managed a larger volume of problem assets through the foreclosure process.  Included in foreclosed real estate at December 31, 2011, was a $6.4 million asset, which was classified as "Investment in Real Estate Partnership" at December 31, 2010.  Further discussion is contained in Note 8 to the accompanying consolidated financial statements.

Other assets decreased from $13.2 million at December 31, 2010, to $2.3 million at December 31, 2011, principally as a result of the Company’s decision in 2011 to establish a full valuation allowance against its deferred tax asset.  At December 31, 2010, the Company’s net deferred tax asset totaled $10.1 million.

Deposits decreased $1.7 million during 2011, during which time the composition of the Bank’s deposits shifted from certificates of deposit toward core transaction accounts, including checking, savings, and money market accounts.  At year-end 2011, noninterest-bearing demand accounts had increased $11.5 million, or 17.5%, to $76.9 million.  Other transaction accounts, including NOW, money market and savings accounts increased $28.6 million, or 12.6%.  At December 31, 2011, transaction accounts accounted for 49.5% of the Company’s total deposits, compared to 43.4% at December 31, 2010.  Certificates of deposit under $100,000 decreased $29.4 million, or 14.7%, while certificates of deposits over $100,000 decreased $12.4 million, or 6.8%.  The decrease in certificates of deposits was attributable to the decrease in brokered certificates of deposit, including certificates of deposits, which the Company first began using as an additional funding source in 2008.  Brokered certificates of deposit totaled $2.6 million at December 31, 2011, and were comprised entirely of internet certificates of deposits, compared to $42.4 million at December 31, 2010, of which $8.0 million were internet certificates of deposits.  Management’s funding strategy remains centered around balanced growth in deposits generated through the Company’s retail branch network, supplemented through the selective use of permissible wholesale funding when such sources present a lower cost alternative to certificates of deposit pricing in the local markets in which the Company operates.  Under the Consent Order, and as a consequence of the Bank’s reduced capital levels, the Company may not attract, renew, or rollover brokered certificates of deposit, unless it first receives an appropriate waiver from the FDIC.  Accordingly, as the existing brokered certificates of deposit mature, funds are being returned to the depositors.

Stockholders’ equity decreased by $18.8 million, or 50.3%, during 2011, primarily as a result of the Company’s net loss for the period.  At December 31, 2011, the Company’s capital ratios classified it as  a “significantly undercapitalized” institution by regulatory measures.

Results of Operations

Summary

For 2011, the Company’s net loss totaled $20.5 million, representing an increase of $15.2 million, or 286.8%, as compared with 2010’s net loss of $5.3 million.  The larger net loss was driven primarily by a $12.9 million increase in income tax expense related to the Company’s establishment of a full allowance against its deferred tax asset  and a$3.3 million incremental provision for loan loss expense in 2011 (total of $15.8 million), compared to 2010 (total of $12.5 million).

For 2011, the Company’s net interest margin increased to 3.06%, compared with 2.72% for 2010, primarily as a result of a 9-basis point increase in the average yield on earning assets, combined with a 30-basis-point decrease in the average cost of funds.  Despite the improvement in the Company’s net interest margin, net interest income for 2011 remained relatively constant at $20.5 million, compared with $20.4 million for 2010 due to the adverse impact of nonaccrual loans, reduced loans outstanding and the historically low interest rate environment.  Noninterest income for 2011 totaled $8.7 million, compared to $8.3 million recorded during 2010, driven by increased gains on securities sold, partially offset by decreases in mortgage services revenue.  Noninterest expense decreased $600,000 to $24.5 million for 2011, compared with $25.1 million for 2010.

Net Interest Income

The primary component of earnings for the Company is net interest income.  Net interest income is defined as the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on deposits and borrowings.  Changes in net interest income result from changes in volume, spread, and margin.  For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and “margin” refers to net interest income divided by average interest-earning assets.  Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-earning assets and noninterest-bearing liabilities.  During 2011 and 2010, average interest-earning assets were $669.6 million and $750.4 million, respectively.

The components of the increase in net interest income for 2011 were a decrease in interest income of $2.7 million, or 8.8%, which was more than offset by a decrease in interest expense of $2.8 million, or 27.0%.  Interest on loans decreased by $4.2 million, or 15.3%, as a result of significantly reduced balances from loan repayments, an increase in nonaccrual loans, and lower yields on the loan portfolio.  Nonaccrual loans averaged $45.9 million in 2011, compared to $32.0 million in 2010 and the foregone interest on these loans increased from $1.8 million in 2010 to $2.8 million in 2011.  Interest on deposits decreased by $2.4 million, or 24.1%, primarily due to the downward repricing of the Bank’s higher-costing time deposits during 2011, combined with a reduction in average balances, as customers moved their funds from maturing certificates of deposits into more liquid transactional accounts, such as savings and money market accounts, to maintain flexibility in their reinvesement options.

For 2011, the Company’s net interest margin was 3.06%, compared with 2.72% for 2010.  Management strives to maintain a high interest-earning asset ratio so as to maximize net interest income.  To that end, management targets an earning-asset ratio at or above 93%.  For 2011, that ratio was 93.1%, compared to 95.7% for 2010.  Average interest-earning assets for 2011 decreased $80.8 million, or 10.8%, as compared to 2010, while the average yield increased by 9 basis points from 4.10% to 4.19%.  Higher levels of and rates on investment securities in 2011 compared to 2010, combined with reduced levels of cash overnight funds at the Federal Reserve helped to lessen the negative impact of reduced loan yields, including the impact of nonaccrual loans.  Average interest-bearing liabilities decreased by $64.4 million, or 9.6%, primarily as a result of $42.6 million decrease in average wholesale borrowings combined with a $36.2 million decrease in brokered certificates of deposit, which averaged $28.6 million in 2011 compared to $64.8 million in 2010.  These factors, along with the downward repricing of the Company’s retail certificates of deposit portfolio were the primary drivers of the decrease in the average cost of interest-bearing liabilities, which fell by 30 basis points from 1.54% in 2010 to 1.24% in 2011.

Average Balances, Income and Expenses, and Rates.  The following table sets forth, certain information related to our average balance sheet and our average yields on earning assets and average costs of interest-bearing liabilities.  Such yields are derived by dividing income or expense by the average daily balance of the corresponding assets or liabilities.

Average Balances and Net Interest Income
(dollars in thousands)

	2011			2010			2009
	Average Daily Balance	Interest Income/ Expense(1)(2)		Average Daily Balance	Interest Income/ Expense(1)(2)		Average Daily Balance	Interest Income/ Expense(1)(2)
			Average Rate			Average Rate			Average Rate

Interest-earning assets
Loans and loans held for sale	$462,885	$23,368	5.05%	$527,650	$27,588	5.23%	$580,597	$31,076	5.35%
Investment securities	164,841	4,500	2.73	129,877	2,884	2.22	85,715	2,547	2.97
Federal funds sold	-	-	-	-	-	-	3,201	9	0.28
Due from Federal Reserve Bank	35,760	84	0.23	88,996	208	0.23	33,912	78	0.23
Interest-earning bank deposits	6,151	76	1.24	3,888	56	1.44	213	-	-
Total interest-earning assets	669,637	28,028	4.19	750,411	30,736	4.10	703,638	33,710	4.79

Noninterest-earning assets:
Cash and due from banks	15,968			11,867			9,925
Property and equipment	5,421			5,440			6,645
Interest receivable and other	28,199			16,690			13,604
Total noninterest-earning assets	49,588			33,997			30,174
Total assets	$719,225			$784,408			$733,812

Interest-bearing liabilities
NOW accounts	64,312	187	0.29	62,062	205	0.33	58,363	216	0.37
Money markets	51,299	522	1.02	47,085	583	1.24	45,390	752	1.66
Savings deposits	123,899	1,277	1.03	101,829	1,118	1.10	84,919	1,133	1.33
Retail time deposits	332,197	4,906	1.48	345,906	6,906	2.00	304,746	8,290	2.72
Wholesale time deposits	28,561	595	2.08	64,899	1,056	1.63	52,499	461	0.88
Federal funds purchased and securities sold under agreements to repurchase	910	6	0.66	1,096	8	0.73	1,835	14	0.76
Other borrowings	3,952	18	0.46	46,617	415	0.89	62,688	309	0.49
Total interest-bearing liabilities	605,130	7,511	1.24	669,494	10,291	1.54	610,440	11,175	1.83

Noninterest-bearing liabilities:
Demand deposits	72,792			66,027			60,020
Interest payable and other	4,691			6,170			4,124
Total noninterest-bearing liabilities	77,483			72,197			64,144
Total liabilities	682,613			741,691			674,584

Stockholders' equity	36,612			42,717			59,228
Total liabilities and stockholders' equity	$719,225			$784,408			$733,812

Net interest income and interest rate spread		$20,517	2.95		$20,445	2.56		$22,535	2.96

Net yield on average interest-earning assets			3.06%			2.72%			3.20%

Ratio of average interest-earning assets to average interest-bearing liabilities	110.66%			112.09%			115.27%

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

Volume and Rate Variance Analysis
(in thousands)
	2011 vs 2010			2010 vs 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and loans held for sale	$(3,295)	$(925)	$(4,220)	$(2,782)	$(706)	$(3,488)
Investment securities	873	743	1,616	1,091	(754)	337
Federal funds sold	-	-	-	(9)	-	(9)
Due from Federal Reserve Bank	(124)	-	(124)	130	-	130
Interest-bearing bank deposits	29	(9)	20	50	6	56
Total interest income	(2,517)	(191)	(2,708)	(1,520)	(1,454)	(2,974)

Interest expense:
NOW accounts	$7	$(25)	$(18)	$13	$(24)	$(11)
Money markets	49	(110)	(61)	27	(196)	(169)
Savings deposits	231	(72)	159	204	(219)	(15)
Retail time deposits	(264)	(1,736)	(2,000)	1,019	(2,403)	(1,384)
Wholesale time deposits	(702)	241	(461)	129	466	595
Federal funds purchased and securities
sold under agreements to repurchase	(1)	(1)	(2)	(5)	(1)	(6)
Other borrowings	(259)	(138)	(397)	(90)	196	106
Total interest expense	(939)	(1,841)	(2,780)	1,297	(2,181)	(884)
Net increase (decrease) in net interest income	$(1,578)	$1,650	$72	$(2,817)	$727	$(2,090)

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

Provision for loan losses for 2011 totaled $15.8 million, up $3.3 million from $12.5 million in 2010.  The provision remains at a historically high level, reflecting continued deterioration in real estate values, weak economic conditions, and high unemployment and underemployment in western North Carolina.  At December 31, 2011, the allowance for loan losses was $10.7 million, representing a decrease of $5.5 million, or 34%, from $16.2 million at the end of 2010.  The allowance represented 2.54% and 3.33%, respectively, of loans outstanding at the end of 2011 and 2010, excluding loans held for sale.  As of December 31, 2010, the Company had boosted its reserves on impaired loans.  During 2011, charge-offs were taken on impaired loans that were reserved for at December 31, 2010, thus, leading to the decline in the allowance between year ends.  At December 31, 2011, the Company had $61.7 million of impaired loans, compared to $88.7 million at December 31, 2010.

Noninterest Income

Noninterest income increased to $8.7 million for 2011, compared to $8.3 million for 2010, representing an increase of $412,000, or 5.0%.  The principal component of this increase was realized gains on the sales of investment securities, which totaled $2.5 million in 2011, compared to $1.7 million in 2010.  Income generated from the sale and servicing of SBA loans decreased to $629,000 in 2011, compared to $875,000 in 2010, due to the expiration of certain government-provided incentives to borrowers.  Mortgage services revenue, which totaled $2.0 million in 2011, decreased $385,000 compared to 2010 primarily due to decreased residential loan demand.  Also during 2011, service charges on deposit accounts and other service charges and fees increased by $57,000 and $116,000, respectively, while increases in the cash surrender value of bank-owned life insurance decreased by $27,000, due to declines in interest crediting rates on the underlying policies.

The following table is a comparative analysis of the components of noninterest income for 2011 and 2010.

Noninterest Income
(in thousands)
	For the Year
	2011	2010
Service charges on deposit accounts	$1,484	$1,427
Mortgage services revenue	1,980	2,365
Other service charges and fees	614	498
Increase in cash surrender value of life insurance	435	462
Gain on sale of investment securities, net	2,458	1,720
USDA/SBA loan sale and servicing revenue	629	875
Other income	1,062	903
Total	$8,662	$8,250

Noninterest Expense

Noninterest expense includes all of the operating costs of the Company, excluding interest, provision, and tax expense.  Noninterest expense totaled $24.5 million in 2011, down $602,000, or 2.4%, from $25.1 million in 2010.  Cost reduction initiatives undertaken in late 2010 and throughout 2011, including the closure of two branches in the first quarter of 2011, were the principal reason the Company was able to hold operating expenses at slightly below 2010 levels.  Declines in most operating expense categories including salary, occupancy, and equipment costs, which decreased $1.9 million, $634,000, and $282,000, respectively, were partially offset by significantly higher problem asset management costs.  These costs, which are principally appraisal and legal fees, and holding costs of and losses on the sale of foreclosed assets totaled $6.4 million in 2011, up $3.6 million, from $2.8 million in 2010.  The largest components of the problem asset costs were write-downs on real estate owned, which totaled $3.1 million in 2011, compared to $1.5 million in 2010, followed by acquisition and maintenance costs on other foreclosed assets, which totaled $1.1 million in 2011 compared to only $9,000 in 2010.  Deposit insurance premiums, which remained constant at $2.2 million, was positively affected by the change in the assessment base in 2011 but negatively impacted by higher assessments due to the Bank’s capital and asset quality deterioration.

The following table presents a comparison of the components of noninterest expense for 2011 and 2010.

Noninterest Expense
(in thousands)
	For the Year
	2011	2010
Salaries and employee benefits	$9,124	$11,065
Occupancy	1,280	1,914
Equipment	934	1,216
Advertising	242	488
Data processing and telecommunications	2,112	2,129
Deposit insurance premiums	2,191	2,222
Professional fees	383	876
Printing and supplies	151	257
Foreclosed real estate	4,497	2,313
Loss on sale of repossessed assets	2	9
Debt extinguishment	-	188
Dues and subscriptions	180	188
Postage	187	232
Loan legal	434	313
Loan appraisal	334	211
Other loan and real estate related expense	1,179	9
Corporate insurance	198	94
Other	1,027	1,333
Total	$24,455	$25,057

Income Taxes

The Company recorded an income tax expense of $9.4 million for 2011, compared to an income tax benefit of $3.5 million for 2010.  During 2011, management determined it was appropriate to provide a full valuation allowance against its deferred tax asset based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations, and available tax planning strategies.  See further discussion in Note 13 to the Company’s consolidated financial statements.

Liquidity

 A function of the Bank’s Asset/Liability Management Committee is evaluating the current liquidity of the Bank and identifying and planning for future liquidity needs.  Such needs primarily consist of ensuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities.  Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities.  On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB), as well as the ability to generate funds through the issuance of long-term debt and equity.  The Bank’s ratio of “on balance sheet” liquidity to total deposits was 31.3% at December 31, 2011.  Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs.  The Company, however, has limited sources of revenue, and the Consent Order does not permit the payment of dividends by the Bank to the Company.  Without this primary source of revenue from the Bank, the Company expects to continue to defer the payment of dividends on its preferred stock.

As a result of the Company’s negative financial performance during the past three years, some of the Company’s liquidity sources have been restricted.  In addition, the Consent Order prohibits the Company from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposit) without prior approval from the FDIC and limits the rates the Company can offer on its deposit products.  During 2011, the Company maintained high levels of liquidity, yet was able to deploy excess funding into the purchase of investment securities, and funded the maturities of brokered deposits.

Total deposits were $672.6 million at December 31, 2011, down slightly from $674.3 million at December 31, 2010.  Deposit growth and retention within the Company’s retail branch bank network was sufficient to meet the Company’s funding requirements during 2011.  In prior years, the Company used brokered deposits as a supplemental liquidity source.  At December 31, 2011, brokered deposits totaled $2.6 million, compared to $42.4 million at December 31, 2010.  Cash on hand, investment security repayments, and loan repayments were sufficient to fund repayment of maturing brokered certificates of deposit.  At December 31, 2011, time deposits represented 50.5% of the Company’s total deposits, compared to 56.6% at December 31, 2010.  Certificates of deposit of $100,000 or more represented 25.2% of the Company’s total deposits at December 31, 2011, down from 26.9% at year-end 2010.  Management believes a sizeable portion of the Company’s time deposits are relationship-oriented, and based upon prior experience, anticipates a substantial portion of outstanding certificates of deposit will renew upon maturity or be retained in other deposit products at the Bank.  Deposit retention is also influenced by limits on the rates the company can, or is willing to offer.  Management anticipates that certain interest sensitive customers may not renew their certificate of deposits upon maturity, but rather maintain their funds in more liquid deposit products, such as savings or money market accounts, to maintain flexibility in their reinvestment options..

Wholesale borrowings, an additional source of liquidity for the Company, totaled $4.0 million at December 31, 2011, and were comprised solely of advances from the FHLB.  Management expects to continue to use wholesale borrowings and potentially other wholesale sources of funding, allowed under the Consent Order, to supplement deposits generated from the Company’s branch network and assist in managing the overall cost of funds.  As of December 31, 2011, loan collateral has been pledged to the FHLB to borrow an additional $9.7 million.  Additional collateral could be provided to increase the borrowing line at the FHLB if additional liquidity is needed.  Secured borrowings lines with two financial institutions totaling $12.0 million are also available to meet liquidity needs.

Capital Resources

At December 31, 2011 and 2010, the Company’s equity totaled $18.5 million and $37.3 million, respectively.  The $18.8 million decrease in equity is primarily attributable to the Company’s 2011 net loss, partially offset by a $1.7 million increase in the unrealized gains on the investment securities portfolio.  The Company’s equity-to-assets ratio on those dates was 2.65% and 5.15%, respectively.  The Company is subject to minimum capital requirements, which are further discussed in “PART 1, Item 1 - Business — Supervision and Regulation.”

The Company was deemed “significantly undercapitalized” by regulatory measures at December 31, 2011.  The Company’s regulatory capital ratios as of that date consisted of a Tier 1 leverage ratio of 2.48%, a Tier I risk-based capital ratio of 4.14%, and a total risk-based capital ratio of 5.41%.  At December 31, 2010, these ratios were 4.30%, 6.76% and 8.04%, respectively.  Pursuant to the Consent Order and Written Agreement, the Bank is required to develop and adopt a plan for achieving and maintaining capital ratios in excess of the minimum thresholds for the Bank to be well-capitalized, specifically Tier 1 capital of at least 8% of total assets and a total risk based capital ratio of at least 12%.  Management and the Board continue to pursue plans to improve the Company’s capital levels, including a possible equity infusion.  Our ability to raise capital in the foreseeable future is unknown.  If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company and the Bank.

Note 17 to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of December 31, 2011 and 2010.

Asset/Liability Management

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign exchange rates, commodity prices, and other relevant market rates and prices such as equity prices.  Due to the nature of our operations, we are primarily exposed to interest rate risk and liquidity risk.

Interest rate risk within our consolidated balance sheets consists of reprice, option, and basis risks.  Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios.  Option risk arises from “embedded options” present in many financial instruments, such as loan prepayment options, deposit early withdrawal options, and interest rate options.  These options allow customers opportunities to benefit when market interest rates change, which typically results in higher expense or lower income for us.  Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an interest-earning asset or interest-bearing liability.  Basis risk is also present in administered-rate liabilities, such as savings accounts, NOW accounts, and money market accounts with respect to which historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

We seek to avoid fluctuations in our net interest margin and to maximize net interest income within acceptable levels of risk through periods of changing interest rates.  Accordingly, our Asset/Liability Committee (ALCO) and the Board of Directors monitor our interest rate sensitivity and liquidity on an ongoing basis.  The Board of Directors and ALCO oversee market risk management and establish risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its impact on net interest income and capital.  ALCO uses a variety of measures to gain a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time, and the exposure to changes in certain interest rate relationships.

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

ALCO continuously monitors and manages the volume of interest-sensitive assets and interest-sensitive liabilities.  Interest-sensitive assets and liabilities are those that reprice or mature within a given timeframe.  The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels.  In order to meet this objective and mitigate potential market risk, management develops and implements investment, lending, funding, and pricing strategies.

As of December 31, 2011, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 200, 300, and 400 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates.  Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant.  However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements.  Therefore, management’s assumptions may or may not prove valid.  No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.  Although measured, we believe the downward movements included below are neither realistic nor anticipated in the current historically low interest rate environment.

	Percentage Change in Net Interest Income from Base
	Immediate Shock		Gradual Ramp
Interest Rate Scenario (1)	12 Months	24 Months	12 Months	24 Months
	Column 1	Column 2	Column 3	Column 4
Up 400 basis points	18.6%	14.9%	10.6%	12.8%
Up 300 basis points	16.5	14.5	8.0	10.4
Up 200 basis points	12.4	12.2	7.2	9.7
Base	-	-	-	-
Down 200 basis points	-18.4	21.2	-8.5	-12.0
Down 300 basis points	-28.2	35.0	-9.0	-17.7
Down 400 basis points	-28.8	36.2	-12.2	-24.1

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

The following “Interest Rate Sensitivity Analysis” table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, which are projected to reprice or mature in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown, which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities.  Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  Money market deposit accounts are spread over two years as they are considered more rate sensitive.  Savings accounts and NOW accounts have been evaluated and are deemed to be less rate sensitive than money market deposit accounts and accordingly are spread over four years and five years, respectively.  In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates are used for any interest-earning assets or interest-bearing liabilities.  In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans.  The interest rate sensitivity of the Company’s assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Interest Rate Sensitivity Analysis
(dollars in thousands)
	December 31, 2011
	1-3	4-12	13-60	Over 60
	Months	Months	Months	Months	Total
Interest-earning assets
Loans, including loans held for sale	$199,372	$56,619	$116,936	$54,669	$427,596
Investment securities	40,732	42,706	32,444	83,770	199,652
Due from Federal Reserve Bank	16,170	-	-	-	16,170
Interest-bearing deposits with banks	5,554	-	-	-	5,554
Total interest-earning assets	261,828	99,325	149,380	138,439	648,972

Interest-bearing liabilities
NOW accounts	3,320	9,960	53,122	-	66,402
Savings deposits	8,566	25,700	102,796	-	137,062
Money market accounts	6,543	19,631	26,175	-	52,349
Time deposits under $100	38,296	113,526	18,811	-	170,633
Time deposits of $100 and greater	41,156	94,820	33,348	-	169,324
Federal funds purchased and securities
sold under agreements to repurchase	605	-	-	-	605
Other borrowings	3,952	-	-	-	3,952
Total interest-bearing liabilities	102,438	263,637	234,252	-	600,327

Interest sensitivity gap	$159,390	$(164,312)	$(84,872)	$138,439	$48,645

Cumulative interest sensitivity gap	$159,390	$(4,922)	$(89,794)	$48,645	$48,645

Cumulative interest sensitivity gap
as a percent of total interest-earning assets	24.6%	-0.8%	-13.8%	7.5%	7.5%

Cumulative ratio of interest-sensitive assets
to interest-sensitive liabilities	255.6%	98.7%	85.0%	108.1%	108.1%

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

The following tables provide additional information regarding the Company’s loan portfolio as of December 31 of each year indicated.  The “Loan Summary” table provides an analysis of the composition of the loan portfolio by type of loan.  The “Loan Maturity Schedule” presents (i) the aggregate contractual maturities of commercial, industrial and commercial mortgage loans and of real estate constructions loans and (ii) the aggregate amounts of such loans by variable and fixed rates as of December 31, 2011.

Portfolio Loan Summary (1)
(dollars in thousands)
	December 31
	2011		2010		2009		2008		2007
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Construction and development	$87,080	20.8%	$114,532	23.6%	$150,163	27.2%	$165,017	28.5%	$159,127	30.8%
1-4 family residential	117,025	27.9	120,217	24.7	118,321	21.4	116,365	20.1	98,947	19.2
Multifamily	5,818	1.4	6,417	1.3	7,410	1.3	9,018	1.6	5,768	1.1
Farmland	-	-	965	0.2	-	-	-	-	-	-
Nonfarm, nonresidential	159,120	38.0	173,326	35.7	194,337	35.1	193,010	33.4	164,940	32.0
Total real estate	369,043	88.1	415,457	85.5	470,231	85.0	483,410	83.6	428,782	83.1
Commercial and industrial	46,873	11.2	66,254	13.6	76,992	13.9	88,471	15.3	80,867	15.7
Consumer	2,986	0.7	4,484	0.9	5,790	1.1	6,505	1.1	6,514	1.2
Total	$418,902	100.0%	$486,195	100.0%	$553,013	100.0%	$578,386	100.0%	$516,163	100.0%

(1) Excluding loans held for sale

Loan Maturity Schedule
(in thousands)
	December 31, 2011
		Due After
	Due Within	One Year But	Due After
	One Year	Within Five	Five Years	Total
By loan type
Construction and development	$30,970	$39,174	$16,936	$87,080
1-4 family residential	12,516	32,573	71,936	117,025
Multifamily	1,083	4,621	114	5,818
Farmland	-	-	-	-
Nonfarm, non residential	28,404	93,526	37,190	159,120
Total real estate	72,973	169,894	126,176	369,043
Commercial and industrial	17,893	23,823	5,157	46,873
Consumer	1,299	1,636	51	2,986
Total loans	$92,165	$195,353	$131,384	$418,902

By interest rate type
Fixed rate loans	$48,011	$95,835	$46,724	$190,570
Variable rate loans	44,154	99,518	84,660	228,332
Total loans	$92,165	$195,353	$131,384	$418,902

Commercial and Industrial Loans

Commercial business lending is another component of the Company’s lending activities.  At December 31, 2011, the Company’s commercial and industrial loan portfolio equaled $46.9 million, or 11.2% of total loans, as compared with $66.3 million, or 13.6% of total loans at year-end 2010.  Commercial and industrial loans include both secured and unsecured loans for working capital, expansion and other business purposes.  Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment.  The Company also makes term commercial loans secured by equipment and real estate.  Lending decisions are based on an evaluation of the financial strength, management, and credit history of the borrower, and the quality of the collateral securing the loan.  With few exceptions, the Company requires personal guarantees and secondary sources of repayment for commercial and industrial loans.

Although the outstanding commercial and industrial loans balance is down between year ends, the Company is focused on originating commercial and industrial loans in an effort to diversify credit risk and decrease our concentration of loans secured primarily by real estate.

Commercial and industrial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans, as most commercial loan yields are tied to the prime rate index.  Therefore, yields on most commercial loans adjust with changes in the prime rate.

General Economic Lending and Real Estate Conditions

Since 2008, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively affected the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions, including the Company.  In addition, the values of other real estate collateral supporting many loans have declined and may continue to decline.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively affected the credit performance of commercial and consumer credit, resulting in additional write- downs.  Concerns over the stability of the financial markets and the economy caused a decrease in lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer loan delinquencies, lack of consumer confidence, increased market volatility and widespread reduction in general business activity.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected most businesses, and financial institutions in particular, and it will continue to adversely affect our business, financial condition, results of operations, and stock price for the foreseeable future.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.  As a result of these factors, bank regulatory agencies have been, and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations.  This increased government action has, and is expected to continue to increase our costs and limit our ability to pursue certain business opportunities.

Commitments to Extend Credit

In  the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit that are not included in loans presented on the Company’s balance sheets.  The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations.  The Company’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.  Other than these commitments to extend credit, the Company does not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue or expense, results of operation, liquidity, capital expenditures, or capital resources that is material to investors.  See Note 16 to the Company’s consolidated financial statements and the table above for “Financial Instruments with Off-Balance-Sheet-Risk.”

Asset Quality

Over the course of the past three years, credit quality has deteriorated as real estate markets have been hit with slowing sales and declining prices.  The market in which the Company operates has also been affected by such downturns.  The longer the current real estate market downturn persists, the more vulnerable sales volume and prices become.  A future scenario of protracted real estate market problems, especially if they become more severe, could produce portfolio underperformance as compared to the first five years of the Company’s existence.

The provision for loan losses was $15.8 million for 2011, compared to $12.5 million for 2010, while net charge-offs were $21.4 million in 2011, compared to net charge-offs of $24.5 million in 2010.  Although management believes the Company appropriately reserved for our problem assets at year-end 2011, we nonetheless continue to experience the effects of asset devaluation in our markets as the economy and local businesses struggle to recover.  We have allocated significant additional resources toward expeditious resolution of our nonperforming loans and those assets we have foreclosed upon.  We anticipate additional provisioning and charge-offs during 2012 to stay ahead of this resolution process.  As of December 31, 2011, nonperforming assets were $54.7 million, up $9.6 million from $45.1 million at December 31, 2010.  As a percentage of period-end portfolio loans and foreclosed assets, nonperforming assets were 12.43% at December 31, 2011, versus 9.14% at December 31, 2010.  The allowance for loan losses as a percentage of period-end portfolio loans stood at 2.54% at December 31, 2011, down from 3.33% at December 31, 2010, reflecting the charge offs of reserves on loans specifically evaluated for impairment.  Management expects the level of nonperforming assets to remain at elevated levels through 2012 and into 2013.

As of December 31, 2011, the Company had $6.2 million in loans 30 to 89 days delinquent, no loans 90 or more days delinquent and still accruing interest, and nonaccruing loans totaling $33.7 million, compared to $7.2 million in loans 30 to 89 days delinquent, $5,000 of loans 90 or more days delinquent and still accruing interest, and nonaccruing loans of $33.8 million at December 31, 2010.  In addition, the Company had $19.3 million in foreclosed real estate, and $1.6 million in repossessed personal property, as compared to $7.3 million in foreclosed assets and $6,500 in repossessed personal property at December 31, 2010.

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

Nonperforming Assets
(dollars in thousands)

	December 31
	2011	2010	2009	2008	2007
Nonaccrual loans	$33,720	$37,799	$32,792	$10,008	$1,342
Loan past due 90 or more days and still accruing interest	-	5	-	-	-
Total nonperforming loans	33,720	37,804	32,792	10,008	1,342
Foreclosed real estate	19,333	7,314	1,665	645	-
Repossessed assets	1,617	7	-	1,423	-
Total nonperforming assets	$54,670	$45,125	$34,457	$12,076	$1,342

Allowance for loan losses	$10,650	$16,191	$28,231	$9,013	$7,571

Nonperforming loans to period end loans,
excluding loans held for sale	8.05%	7.78%	5.93%	1.73%	0.26%

Allowance for loan losses to period end loans,
excluding loans held for sale	2.54%	3.33%	5.10%	1.56%	1.47%

Nonperforming assets as a percentage of:
Loans and foreclosed assets	12.43%	9.14%	6.21%	2.09%	0.26%
Total assets	7.81%	6.23%	4.35%	1.71%	0.22%

Ratio of allowance for loan losses to nonperforming loans	31.6%	42.8%	86.1%	90.1%	564.2%

Included in foreclosed real estate at December 31, 2011, was a $6.4 million asset, which was classified as "Investment in Real Estate Partnerships" in the December 31, 2010, consolidated balance sheet.  Further discussion is contained in Note 8 to the accompanying consolidated financial statements.

Troubled Debt Restructurings (TDRs)

On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreements, has been demonstrated over several payment cycles.  Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions.  Restructured loans totaled $40.2 million at December 31, 2011, compared to $9.4 million at December 31, 2010, of which $15.8 million and $4.5 million were accruing interest at the respective period ends.  Restructured loans not accruing interest are included in nonaccrual loans in the above table.  The increase in restructured loans resulted from increased demand for modifications or renewals of loans in 2011, during a period of continued economic downturn, in which many borrowers have experienced financial challenges.

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

Management is currently making efforts to alter the composition of its loan portfolio so a further downturn in a particular market or industry will not have a material impact on the loan portfolio as a whole or the Company’s financial condition.  Given the current condition of the real estate markets in the Company’s footprint, real estate loans have been significantly curtailed.  The Company continues to focus its lending effort toward providing credit to small businesses and consumers who are creditworthy.

Since late 2009, management has taken what it believes to be an aggressive stance on identifying problems with credits and placing them on nonaccruing status relatively early in its evaluation process.  Management evaluates these credits and their ultimate collectability using both internal and external portfolio loan reviews, so that any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Bank’s existing allowance for loan losses.  Notwithstanding the Company’s conservative approach, over the past few years, the continuing effects of the economic recession, high unemployment and a soft real estate market have caused the Company to periodically increase its provision for loan losses.

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio.  We use a rolling sixteen-quarter look-back period when computing historical annualized loss rates.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors.  Qualitative factors we considered in the determination of the December 31, 2011, allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development).  Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors.  The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

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

We believe the allowance for loan losses at December 31, 2011, is appropriate and adequate to cover probable inherent losses in the loan portfolio.  However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to us at the time of the issuance of our consolidated financial statements.  Therefore, our assumptions may or may not prove valid.  Thus, there can be no assurance loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required.  Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses.  Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

The following table presents the allocation of the allowance for loan losses at the end of each of the last five years.  The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown.

Allocation of the Allowance for Loan Losses
(dollars in thousands)
	December 31
	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total		of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
Construction loans	$6,463	20.8%	$8,499	23.6%	$15,454	27.2%	$3,481	28.5%	$2,528	30.8%
1-4 family residential	1,553	27.9	4,371	24.7	5,010	21.4	1,942	20.1	1,191	19.2
Multifamily	52	1.4	35	1.3	27	1.3	51	1.6	81	1.1
Farmland	-	-	12	0.2	-	-	-	-	-	-
Nonfarm, nonresidential	1,277	38.0	1,798	35.7	3,232	35.1	1,729	33.4	2,400	32.0
Total real estate loans	9,345	88.1	14,715	85.5	23,723	85.0	7,203	83.6	6,200	83.1
Commercial and industrial loans	1,182	11.2	1,412	13.6	3,964	13.9	1,550	15.3	1,073	15.7
Consumer	92	0.7	64	0.9	183	1.1	65	1.1	70	1.2
Unallocated	31	-	-	-	361	-	195	-	228	-
Total	$10,650	100.0%	$16,191	100.0%	$28,231	100.0%	$9,013	100.0%	$7,571	100.0%

(1) Percent of loans in each category to total loans

The following table summarizes information regarding changes in the Company’s allowance for loan losses for the following years ended December 31.

Loan Loss and Recovery
(dollars in thousands)
	For the Year
	2011	2010	2009	2008	2007
Balance at beginning of year	$16,191	$28,231	$9,013	$7,571	$5,765
Provision for loan losses	15,815	12,462	29,940	6,520	3,390
Charge-offs
Construction and development	9,537	16,008	5,746	1,556	1,253
1-4 family residential	4,918	3,043	2,643	623	-
Multifamily	-	184	-	-	-
Nonfarm, non residential	2,035	812	543	-	-
Total real estate	16,490	20,047	8,932	2,179	1,253
Commercial	5,098	4,706	1,953	2,875	307
Consumer	48	475	102	53	37
Total charge-offs	21,636	25,228	10,987	5,107	1,597
Recoveries
Construction and development	92	411	108	6	-
1-4 family residential	12	34	126	-	-
Nonfarm, non residential	8	4	-	-	-
Total real estate	112	449	234	6	-
Commercial	154	249	27	6	10
Consumer	14	28	4	17	3
Total recoveries	280	726	265	29	13
Net charge-offs	21,356	24,502	10,722	5,078	1,584
Balance at end of year	$10,650	$16,191	$28,231	$9,013	$7,571

Average loans, excluding loans held for sale	$458,578	$520,662	$575,671	$566,412	$444,521
Period end loans, excluding loans held for sale	$418,902	$486,195	$553,013	$578,386	$516,312
Net charge-offs to average loans,
excluding loans held for sale	4.66%	4.71%	1.86%	0.90%	0.36%
Allowance for loan losses to period end loans,
excluding loans held for sale	2.54%	3.33%	5.10%	1.56%	1.47%

Investment Activities

The Bank’s portfolio of investment securities consists primarily of debt instruments of U.S. government agencies or of government-sponsored enterprises, and mortgage-backed securities.  Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale (AFS) and carried at fair value, with any unrealized gains or losses reflected as an adjustment to stockholders’ equity.  Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks.  Securities for which the Bank has the ability and intent to hold the securities to maturity are classified as held to maturity securities (HTM).  HTM securities are carried at amortized cost.  It is the Bank’s policy to classify most investment securities as AFS.  The following table summarizes investment securities by type.

Available-for-Sale Securities Composition
(in thousands)
	December 31
	2011	2010	2009
U.S. Government agencies	$18,215	$5,323	$26,596
Government-sponsored enterprises	86,735	44,039	502
Mortgage-backed securities	90,535	81,052	67,232
Total	$195,485	$130,414	$94,330

Held-to-Maturity Securities Composition
(in thousands)
	December 31
	2011	2010	2009
States and political subdivisions	$2,917	$2,765	$805
Other debt securities	1,250	-	-
Total	$4,167	$2,765	$805

The following table summarizes the amortized cost, fair value, and weighted-average yield of securities by contractual maturity groups.

Available-for-Sale Investment Securities
(dollars in thousands)
	December 31, 2011
	Amortized	Fair
	Cost	Value	Yield (1)
U. S. Government agencies
Due within one year	$31	$31	2.90%
Due after one but within five years	135	134	3.04
Due after five but within ten years	-	-	-
Due after ten years	18,016	18,050	3.15
	18,182	18,215	3.13

Government-sponsored enterprises
Due within one year	-	-	-
Due after one but within five years	-	-	-
Due after five but within ten years	52,236	52,668	2.65
Due after ten years	33,994	34,067	2.80
	86,230	86,735	2.71

Mortgage-backed securities
Due within one year	-	-	-
Due after one but within five years	-	-	-
Due after five but within ten years	4,040	4,051	1.70
Due after ten years	85,785	86,484	2.02
	89,825	90,535	2.00

Total
Due within one year	31	31	2.90
Due after one but within five years	135	134	3.04
Due after five but within ten years	56,276	56,719	2.58
Due after ten years	137,795	138,601	2.36
	$194,237	$195,485	2.42%

(1) Yields are calculated based on amortized cost

Held to Maturity Securities
(dollars in thousands)
	December 31, 2011
	Amortized	Fair
	Cost	Value	Yield (1)
States and political subdivisions
Due within one year	$100	$100	2.71%
Due after one but within five years	401	432	3.60
Due after five but within ten years	200	232	4.00
Due after ten years	2,216	2,364	4.44
	2,917	3,128	4.24

Other debt securities
Due within one year	-	-	-
Due after one but within five years	-	-	-
Due after five but within ten years	1,250	1,250	3.85
Due after ten years	-	-	-
	1,250	1,250	3.85

Total
Due within one year	100	100	2.71
Due after one but within five years	401	432	3.60
Due after five but within ten years	1,450	1,482	3.87
Due after ten years	2,216	2,364	4.44
	$4,167	$4,378	4.12%

(1) Yields are calculated based on amortized cost

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account.  At December 31, 2011, there were no securities of any issuer (other than governmental agencies or government-sponsored enterprises) that exceeded 10% of the Company’s stockholders’ equity.

Sources of Funds

Deposit Activities

The Bank provides a range of deposit services, including noninterest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts, IRAs and certificates of deposit.  These accounts generally earn interest at rates established by management based on asset/liability planning, earnings budgets, competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits.  Management believes one of the primary keys to the long-term success of the Company is the acquisition of demand deposit accounts and other transaction accounts.  Accordingly, we strive to establish relationships with customers, which will facilitate and attract core deposits.  While certificates of deposit are certainly a significant component in the funding of the Company, management endeavors to use these instruments as an entrée into a full relationship with each customer resulting in a complete banking relationship inclusive of the customer’s transaction accounts.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the following years.

Deposits
(dollars in thousands)
	For the Year
	2011			2010			2009
	Average	% to Total	Average	Average	% to Total	Average	Average	% to Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
Interest-bearing deposits
NOW accounts	$64,312	9.6%	0.29%	$62,062	9.0%	0.33%	$58,363	9.6%	0.37%
Money market	51,299	7.6	1.02	47,085	6.9	1.24	45,390	7.5	1.66
Savings	123,899	18.4	1.03	101,829	14.8	1.10	84,919	14.0	1.33
Time deposits under $100	183,499	27.3	1.56	209,463	30.4	1.93	170,893	28.2	2.81
Time deposits of $100 or greater	177,259	26.3	1.49	201,342	29.3	1.95	186,352	30.8	2.12
Total interest-bearing deposits	600,268	89.2	1.25	621,781	90.4	1.59	545,917	90.1	1.99
Noninterest-bearing deposits	72,792	10.8	-	66,027	9.6	-	60,020	9.9	-
Total	$673,060	100.0%	1.11%	$687,808	100.0%	1.43%	$605,937	100.0%	1.78%

The following table presents information regarding maturities of certificates of deposit with balances of $100,000 or more at December 31, 2011.

Maturities of Time Deposits of $100,000 or More
(dollars in thousands)
	December 31, 2011
		Weighted
		Average
	Amount	Rate
Maturing in:
Three months or less	$41,156	1.34%
Over three months to six months	94,820	1.28
Over six months to twelve months	20,605	1.23
Over twelve months	12,743	1.86
Total	$169,324	1.43%

Recent Accounting Pronouncements

See Note 1 to the Company’s consolidated financial statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

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

Except as discussed above, management is not aware of trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources, or operations.

Critical Accounting Policies and Estimates

General.  The Company’s accounting and financial reporting policies are in conformity, in all material respects, to accounting principles generally accepted in the U.S. and to general practices within the financial services industry.  The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities during the reporting period, and the reported amounts of income and expense during the reporting period.  While we base estimates on historical experience, current information, and other factors deemed to be relevant, actual results could differ from those estimates.  Management, in conjunction with the Company’s independent registered public accounting firm, has discussed the development and selection of the critical accounting estimates discussed herein with the Audit Committee of our Board of Directors.

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

Our significant accounting policies are discussed in Note 1 to our consolidated financial statements.  Of those significant accounting policies, we have determined that accounting for our allowance for loan losses, foreclosed real estate, the realization of our deferred tax asset, and the determination of fair value of financial instruments are deemed critical because of the valuation techniques used and the sensitivity of the amounts recorded in our consolidated financial statements to the methods, assumptions, and estimates underlying these balances.  Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available.

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

The starting point for the general component of the allowance is the historical loss experience of specific types of loans.  We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual loan net charge-offs to the total population of loans in the pool.  We use a sixteen-quarter look-back period when computing historical annualized loss rates.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors.  Qualitative factors we considered in the determination of the December 31, 2011, allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development).  Factors evaluated may include, without limitation, changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors. The general reserve portion of the allowance for loan losses calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

 Loans identified as losses by management, internal loan review, and/or bank examiners are charged-off.  We review each impaired loan on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on our assessment of the status of the borrower and the underlying collateral.  In general, for collateral dependent loans, the impairment is recorded as a charge-off unless the fair value was based on an internal valuation pending receipt of a third party appraisal or other extenuating circumstances.  Consumer loan accounts are charged-off generally based on pre-defined past due time periods.

Foreclosed Real Estate.  The value of our foreclosed real estate portfolio represents another accounting estimate that depends heavily on current economic conditions.  Foreclosed real estate is carried at fair value less estimated selling costs, establishing a new cost basis.  Fair value of such real estate is reviewed regularly and writedowns are recorded when it is determined that the carrying value of the real estate exceeds the fair value less estimated selling costs.  Writedowns resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of foreclosed properties are charged against income.  Costs relating to the development and improvement of such properties are capitalized.

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

We include the current and deferred tax impact of our tax positions in the consolidated financial statements only when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position.  While we support our tax positions by unambiguous tax law, prior experience with taxing authorities, and analysis that considers all relevant facts, circumstances and regulations, we must still rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.

Based on our projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations as discussed below and available tax planning strategies, we have a full valuation allowance against the net deferred tax asset at December 31, 2011.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty.  While we recorded a full valuation allowance against our net deferred tax asset for financial reporting and regulatory capital purposes at December 31, 2011, the net operating losses are able to be carried forward for income tax purposes for up to twenty years.  Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to use a portion of the net operating losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes.  The determination of how much of the net operating losses we will be able to use and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

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

●
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

●
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

●
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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1ST FINANCIAL SERVICES CORPORATION

 CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Reports of Independent Registered Public Accounting Firms	59-60
Consolidated Balance Sheets as of December 31, 2011 and 2010	61
Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010	62
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2011 and 2010	63
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	64
Notes to Consolidated Financial Statements	65-100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
1st Financial Services Corporation
Hendersonville, North Carolina

We have audited the accompanying consolidated balance sheet of 1st Financial Services Corporation and subsidiary (the Company) as of December 31, 2011 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Financial Services Corporation and subsidiary as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses that have eroded regulatory capital ratios, and the Company’s wholly owned subsidiary, Mountain First Bank & Trust Company (the "Bank"), is under a regulatory Consent Order with the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks that requires, among other provisions, capital ratios to be maintained at certain heightened levels.  In addition, the Company is under a Written Agreement with the Federal Reserve Bank of Richmond that requires, among other provisions, the submission and implementation of a capital plan to improve the Company and the Bank's capital levels. As of December 31, 2011, both the Bank and the Company are considered "significantly undercapitalized" based on their respective regulatory capital levels.  These considerations raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans are further discussed in Note 2.  These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

/s/ Elliott Davis PLLC

Greenville, South Carolina
March 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
1st Financial Services Corporation
Hendersonville, North Carolina

We have audited the accompanying consolidated balance sheet of 1st Financial Services Corporation and Subsidiary as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and other comprehensive income (loss), and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Financial Services Corporation and Subsidiary as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Brown, Edwards & Company, LLP

CERTIFIED PUBLIC ACCOUNTANTS

Christianburg, VA
April 4, 2011

1st Financial Services Corporation
Consolidated Balance Sheets
December 31, 2011 and 2010

	December 31
(dollars in thousands, except share and per share data)	2011	2010
Assets
Cash and noninterest-bearing bank deposits	$15,579	$14,783
Due from Federal Reserve Bank	16,170	36,140
Interest-bearing deposits with banks	5,554	6,475
Total cash and cash equivalents	37,303	57,398
Investment securities available for sale	195,485	130,414
Investment securities held to maturity (fair value of $4,378
at December 31, 2011 and $2,742 at December 31, 2010)	4,167	2,765
Restricted equity securities	3,903	5,516
Loans held for sale	8,694	11,026
Portfolio loans	418,902	486,195
Allowance for loan losses	(10,650)	(16,191)
Net portfolio loans	408,252	470,004
Bank-owned life insurance	12,952	12,517
Property and equipment, net	4,942	5,928
Accrued interest receivable	2,721	2,356
Investment in real estate partnership	-	6,356
Foreclosed real estate	19,333	7,314
Deferred income taxes	-	10,073
Other assets	2,273	3,137
Total assets	$700,025	$724,804

Liabilities and Stockholders’ Equity
Liabilities
Demand deposits	$76,874	$65,398
NOW accounts	66,402	66,831
Savings deposits	137,062	111,553
Money market accounts	52,349	48,801
Time deposits under $100	170,633	200,061
Time deposits of $100 and greater	169,324	181,693
Total deposits	672,644	674,337

Federal funds purchased and securities sold under agreements to repurchase	605	704
Accrued interest payable	1,052	1,865
Other borrowings	3,952	7,571
Other liabilities	3,230	2,995
Total liabilities	681,483	687,472

Commitments and Contingencies

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized;
16,369 shares issued and outstanding	15,989	15,786
Common stock, $5.00 par value; 35,000,000 shares authorized;
5,168,546 and 5,097,058 shares issued and outstanding at
December 31, 2011 and December 31, 2010, respectively	25,843	25,485
Common stock warrant	1,016	1,016
Additional paid-in capital	17,173	17,533
Retained deficit	(42,245)	(21,563)
Accumulated other comprehensive income (loss)	766	(925)
Total stockholders’ equity	18,542	37,332
Total liabilities and stockholders’ equity	$700,025	$724,804

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010

	For the Year
(dollars in thousands, except per share data)	2011	2010
Interest income
Loans and fees on loans	$23,368	$27,588
Investment securities	4,500	2,884
Due from Federal Reserve Bank	84	208
Interest-earning deposits with banks	76	56
Total interest income	28,028	30,736
Interest expense
Deposits	7,487	9,868
Federal funds purchased and securities sold under
agreements to repurchase	6	8
Other borrowings	18	415
Total interest expense	7,511	10,291
Net interest income	20,517	20,445
Provision for loan loss	15,815	12,462
Net interest income after provision for loan losses	4,702	7,983
Noninterest income
Service charges on deposit accounts	1,484	1,427
Mortgage services revenue	1,980	2,365
Other service charges and fees	614	498
Increase in cash surrender value of life insurance	435	462
Gains on sales of investment securities, net	2,458	1,720
USDA/SBA loan sale and servicing revenue	629	875
Other income	1,062	903
Total noninterest income	8,662	8,250
Noninterest expense
Salaries and employee benefits	9,124	11,065
Occupancy	1,280	1,914
Equipment	934	1,216
Advertising	242	488
Data processing and telecommunications	2,112	2,129
Deposit insurance premiums	2,191	2,222
Professional fees	383	876
Printing and supplies	151	257
Foreclosed real estate	4,497	2,313
Loss on sale of repossessed assets	2	9
Debt extinguishment expense	-	188
Dues and subscriptions	180	188
Postage	187	232
Loan legal	434	313
Loan appraisal	334	211
Other loan and real estate related expense	1,179	9
Corporate insurance	198	94
Other	1,027	1,333
Total noninterest expense	24,455	25,057
Loss before income taxes	(11,091)	(8,824)
Income tax expense (benefit)	9,388	(3,521)
Net loss	(20,479)	(5,303)
Accretion of preferred stock to redemption value	203	203
Dividends on preferred stock	818	821
Net loss available to common stockholders	$(21,500)	$(6,327)

Basic net loss per share	$(4.18)	$(1.25)
Diluted net loss per share	$(4.18)	$(1.25)
Basic weighted average shares outstanding	5,142,174	5,077,111
Diluted weighted average shares outstanding	5,142,174	5,077,111

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2011 and 2010

(dollars in thousands, except share data)								Accumulated
								Other
						Additional		Comprehensive
	Common Stock			Preferred Stock		Paid-in	Retained	Income
	Shares	Amount	Warrant	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, December 31, 2009	5,010,117	$25,050	$1,016	16,369	$15,583	$17,804	$(15,648)	$(43)	$43,762
Issuance of common stock pursuant to employee stock purchase plan	26,776	134	-	-	-	(89)	-	-	45
Issuance of common stock pursuant to restricted stock plan	60,165	301	-	-	-	(290)	-	-	11
Compensation expense related to stock option plan	-	-	-	-	-	27	-	-	27
Compensation expense related to restricted stock plan	-	-	-	-	-	81	-	-	81
Preferred dividend	-	-	-	-	-	-	(409)	-	(409)
Accretion of preferred stock to redemption value	-	-	-	-	203	-	(203)	-	-
Comprehensive loss
Net loss	-	-	-	-	-	-	(5,303)	-	(5,303)
Net unrealized gain on investment securities available for sale, net of income taxes of $110	-	-	-	-	-	-	-	175	175
Reclassification adjustment for								-
gains included in net loss, net of income taxes of $(663)	-	-	-	-	-	-	-	(1,057)	(1,057)
Total comprehensive loss	-	-	-	-	-	-	-	-	(6,185)
Balance, December 31, 2010	5,097,058	$25,485	$1,016	16,369	$15,786	$17,533	$(21,563)	$(925)	$37,332
Issuance of common stock pursuant to restricted stock plan	86,488	433	-	-	-	(433)	-	-	-
Common stock cancelled pursuant to restricted stock plan	(15,000)	(75)	-	-	-	63	-	-	(12)
Forfeiture of nonvested stock options	-	-	-	-	-	(40)	-	-	(40)
Compensation expense related to restricted stock plan	-	-	-	-	-	49	-	-	49
Compensation expense related to stock option plan	-	-	-	-	-	1	-	-	1
Accretion of preferred stock to redemption value	-	-	-	-	203	-	(203)	-	-
Comprehensive loss
Net loss	-	-	-	-	-	-	(20,479)	-	(20,479)
Net unrealized gain on investment securities available for sale, net of income taxes of $2,008	-	-	-	-	-	-	-	3,201	3,201
Reclassification adjustment for gains included in net loss, net of income taxes of $(948)	-	-	-	-	-	-	-	(1,510)	(1,510)
Total comprehensive loss	-	-	-	-	-	-	-	-	(18,788)
Balance, December 31, 2011	5,168,546	$25,843	$1,016	16,369	$15,989	$17,173	$(42,245)	$766	$18,542

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	For the Year
(dollars in thousands)	2011	2010
Cash flows from operating activities
Net loss	$(20,479)	$(5,303)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,011	1,281
Provision for loan losses	15,815	12,462
Deferred income taxes	9,493	(2,227)
Amortization of premium on securities, net of discount accretion	853	1,394
Origination of held-for-sale loans	(86,928)	(118,401)
Proceeds from sales of held-for-sale loans	91,114	116,169
Net gains on sales of investment securities	(2,458)	(1,720)
Net gains on sales of USDA and SBA loans	(565)	(875)
Net gains on sales of held-for-sale loans	(1,854)	(3,075)
Net loss on sale of foreclosed real estate	353	325
Net loss on sale of repossessed assets	2	9
Net loss on sale or disposal of equipment	34	59
Stock compensation expense (benefit)	(2)	108
Writedown of foreclosed real estate	3,077	1,510
Increase in cash surrender value of bank-owned life insurance	(435)	(462)
Changes in assets and liabilities:
Accrued interest receivable	(365)	168
Other assets	862	256
Accrued interest payable	(813)	(392)
Other liabilities	(246)	555
Net cash provided by operating activities	8,469	1,841
Cash flows from investing activities
Purchases of investment securities available for sale	(223,157)	(178,060)
Sales of investment securities available for sale	96,629	101,423
Maturities of investment securities available for sale	13,703	15,731
Calls of investment securities available for sale	52,114	23,710
Purchases of investment securities held to maturity	(205)	(2,012)
Maturities of investment securities held to maturity	50	50
Redemptions of restricted equity securities	1,613	471
Proceeds from sale of branch	-	4,512
Proceeds from sale of other real estate	2,735	3,764
Improvements to foreclosed assets	6	(361)
Net decrease in loans	33,418	32,234
Decrease in investment in real estate	-	311
Purchases of property and equipment	(59)	(1,585)
Net cash provided (used) in investing activities	(23,153)	188
Cash flows from financing activities
Proceeds from the issuance of common stock	-	56
Net decrease in deposits	(1,693)	(3,113)
Net increase (decrease) in securities sold under agreements
to repurchase and federal funds purchased	(99)	(566)
Repayment of FHLB advances	-	(66,048)
Net increase (decrease) in other borrowings	(3,619)	3,619
Dividends paid on preferred stock	-	(409)
Net cash used in financing activities	(5,411)	(66,461)
Net increase (decrease) in cash and cash equivalents	(20,095)	(64,432)
Cash and cash equivalents, beginning of year	57,398	121,830
Cash and cash equivalents, end of year	$37,303	$57,398

Supplemental disclosure of cash flow information
Transfer of loans to foreclosed real estate	$11,828	$11,503
Transfer of investiment in real estate partnership to foreclosed real estate	6,356	-
Transfer of loans to repossessed assets	1,617	72
Transfer of loans to held-to-maturity securities	1,250	-
Loans made to finance sale of foreclosed real estate	202	-
Interest paid	8,324	10,683

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements

Note 1 –  Summary of Significant Accounting Policies

Business and Basis of Presentation

1st Financial Services Corporation (1st Financial or the Company), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is the parent company for Mountain 1st Bank & Trust Company (the Bank).  The Company essentially has no other assets or liabilities other than its investment in the Bank.  Clear Focus Holdings, LLC is a wholly owned real estate holdings subsidiary of the Bank.  The Company is regulated, supervised, and examined by the Board of Governors of the Federal Reserve System (the Federal Reserve), and the North Carolina Commissioner of Banks (the Commissioner).  The Company’s business activity consists of directing the activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

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

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and short-term interest-bearing deposits.  Cash and cash equivalents have maturities of three months or less.  Accordingly, the carrying amount of such instruments is considered to be a reasonable estimate of fair value.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The fair value of securities is based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity, and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

At December 31, 2011 and 2010, the Company had no trading securities.  At those dates, all of the Company’s investment securities were classified as available for sale or held to maturity.

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

Loans Held for Sale

The Company originates single family, residential first mortgage loans on a pre-sold, flow basis.  Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors.  At closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms.  The Company recognizes certain origination and service release fees upon the sale, which are classified as mortgage services revenue in the Company’s Consolidated Statements of Operations.

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

The accrual of interest is discontinued when it is determined there is a more than normal risk of future uncollectability.  In most cases, loans are automatically placed in nonaccrual status by the loan system when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between the Company and the borrower.  The accrual of interest on some loans, however, may continue even after the loan becomes 90 days delinquent in special circumstances deemed appropriate by the Company.  Loans may be manually placed in nonaccrual status if it is determined that some factor other than delinquency (such as imminent foreclosure or bankruptcy proceedings) causes the Company to believe that more than a normal amount of risk exists with regard to collectability.  When the loan is placed in nonaccrual status, accrued interest receivable is reversed.  Thereafter, any cash payments received on the nonaccrual loan are applied as a principal reduction until the entire amortized cost has been recovered.  Any additional amounts received are reflected in interest income.  Loans are returned to accrual status when the loan is brought current and ultimate collectability of principal and interest is no longer in doubt.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

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

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense.  The allowance for loan losses represents the Company’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The Company’s allowance methodology is based on historical loss experience by loan type, specific homogeneous risk pools, and specific loss allocations.  The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, loan payment delinquencies, potential problem loans, criticized loans, and loans charged-off or recovered, among other factors.

The level of the allowance for loan losses reflects the Company’s continuing evaluation of specific lending risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio.  Lending risks are driven primarily by the type of loans within the portfolio.

Portions of the allowance for loan losses may be allocated to specific loans.  However, the entire allowance for loan losses is available for any loan that, in the Company’s judgment, should be charged-off.  While the Company utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond its control, including the performance of the loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications and collateral valuation.

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

The starting point for the general component of the allowance is the historical loss experience of specific types of loans.  The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual loan net charge-offs to the total population of loans in the pool.  The Company uses a rolling sixteen-quarter look-back period when computing annualized historical loss rates.

Historical loss percentages are adjusted for qualitative environmental factors derived from macroeconomic indicators and other factors.  Qualitative factors considered in the determination of the December 31, 2011 and 2010, allowance for loan losses include pervasive factors that generally impact the borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development).  Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructuring loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition, and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons, and other external factors.  The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Loans identified as losses by management, internal loan review, and/or bank examiners are charged-off.  Each impaired loan is reviewed on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on an assessment of the status of the borrower and the underlying collateral.  In general, for collateral dependent loans, any impairment is recorded as a charge-off unless the fair value was based on an internal valuation pending receipt of a third party appraisal or other extenuating circumstances.  Consumer loan accounts are generally charged-off on pre-defined past due time periods.

A loan is considered impaired when full payment according to the terms of the loan agreement is not probable or when the terms of a loan are modified.  The portion of the allowance related to loans that are deemed impaired is based on discounted cash flows using the loan’s initial effective interest rate, the loan’s observable market price, or the fair value of the collateral for collateral dependent loans.  At December 31, 2011, the Company had impaired loans of $61.7 million, which included $33.7 million in nonaccrual loans and $15.8 million in performing restructured loans.  At December 31, 2010, the Company had impaired loans of $88.7 million, which included $37.8 million in nonaccrual loans and $4.5 million in performing restructured loans.

Troubled Debt Restructurings

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

A troubled debt restructured loan (TDR), which was on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance has been experienced, at which time management would consider it return to accrual status.  Loans that are considered TDRs are classified as performing, unless they are either on nonaccrual status or 90 days or more delinquent, in which case they are considered nonperforming.  The balance of nonperforming TDRs was $24.4 million, representing 91 loans at December 31, 2011.  If a restructured loan was on accrual status prior to being restructured, the restructured loan is reviewed, based on current information and events surrounding the loan and the borrower, to determine whether it should remain on accrual status.  The Company computes impairment on TDRs that are on nonaccrual status and charges off the impairment when identified against the allowance for loan losses.  Performing TDRs are not considered impaired for this analysis purpose.  The balance of accruing restructured loans was $15.8 million, representing 27 loans at December 31, 2011.  On a quarterly basis, the Company individually reviews all TDRs to determine whether they ought to be reclassified, based on the above criteria.

Foreclosed Real Estate

Foreclosed real estate consists of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure.  Foreclosed real estate is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure.  The initial recorded value may be subsequently reduced by additional write-downs, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value.  Costs related to the improvement of the property are capitalized, whereas those related to holding the property are expensed.  Such properties are held for sale, and accordingly, no depreciation or amortization expense is recognized.  As of December 31, 2011, the Company held $19.3 million of foreclosed real estate, compared to $7.3 million at December 31, 2010.  Included in foreclosed real estate at December 31, 2011, was a $6.4 million asset, which was classified as "Investment in Real Estate Partnership" at December 31, 2010.  See Note 8.

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

Maintenance, repairs, renewals, and minor improvements are charged to expense as incurred.  Major improvements are capitalized and depreciated.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Advertising Costs

Advertising, promotional, and other business development costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

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

Net Income (Loss) Per Share

Basic income (loss) per share represents the net income or loss available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.  For 2011, basic weighted-average shares and diluted weighted-average shares outstanding totaled 5,142,174 which resulted in basic earnings (loss) per share and diluted earnings (loss) per share of $(4.18).  For 2010, basic weighted-average shares and diluted weighted-average shares outstanding totaled 5,077,111 resulting in basis earnings (loss) per share and diluted earnings (loss) per share of $(1.25).  No stock options or warrants were included in the computation for 2011 or 2010 as their effect would have been anti-dilutive.

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

Stock option awards are granted with an exercise price equal to, or higher than, the market price of the Company’s shares at the date of grant.  Options vest ratably over a pre-determined period, generally five years, and expire after ten years from the date of grant, except that awards provide for accelerated vesting if there is a change in control, as defined in the stock option plan.  At December 31, 2011, no shares were available to be granted under the Directors Plan, 270,469 shares remained available for award under the Employee Plan, and 134,069 shares remained available for award under the Omnibus Plan.  All of the options outstanding at December 31, 2011 were fully vested.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Management believes that the over-the-counter (OTC) quoted market prices of the Company’s stock do not reflect an accurate value of the stock since the stock is not traded in large volumes and the OTC bid and ask quotes are for very small share lots.  The Plans themselves contemplate that there is no efficient market unless the stock is listed on an exchange.  The Plans assign the responsibility to value the stock at each grant date to the Board of Directors, until such time as the Company’s stock trades on a stock exchange.

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

●	Level 1 – quoted prices in active markets for identical assets or liabilities;

●
Level 2 – observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

●	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Disclosures about the fair value of all financial instruments whether or not recognized in the consolidated balance sheets for which it is practicable to estimate that value are required.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  For additional information regarding fair value estimates and methodologies, see Note 20, Fair Value of Financial Instruments.

Derivative Instruments and Hedging Activities

Generally accepted accounting principles require an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value.  Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.  The Company does not currently engage in any activities that qualify for hedge accounting.  Accordingly, changes in fair value of these derivative instruments are included in gain on sales of loans held for sale in the consolidated statement of operations.

Risk and Uncertainties

In the normal course of business, the Company encounters two significant types of overall risk: economic and regulatory.  There are three main components of economic risk: credit risk, market risk, and concentration of credit risk.  Credit risk is the risk of default on the Company’s loan portfolios that results from borrowers’ inability or unwillingness to make contractually required payments, or default on repayment of investments securities.  Market risk includes primarily interest rate risk.  The Company is exposed to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets.  Market risk also reflects the risk of declines in the valuation of loans held for sale and in the value of the collateral underlying loans and the value of real estate held by the Company.  Concentration of credit risk refers to the risk that, if the Company extends a significant portion of its total outstanding credit to borrowers in a specific geographical area or industry or on the security of a specific form of collateral, the Company may experience disproportionately high levels of default and losses if those borrowers, or the value of such type of collateral, is adversely impacted by economic or other factors that are particularly applicable to such borrowers or collateral.  Concentration of credit risk is also similarly applicable to the investment securities portfolio.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The Company and the Bank are subject to the regulations of various government agencies: regulatory risk.  These regulations can and do change significantly from period to period.  The Company and the Bank also undergo periodic examinations by regulatory agencies, which may subject them to changes with respect to asset valuations, amount of required allowance for loan losses, or operating restrictions.

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

In July 2010, the Receivables topic of the Accounting Standards Codification ( ASC ) was amended by Accounting Standards Update ( ASU ) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 5, Loans.

Disclosures about Troubled Debt Restructurings ( TDRs ) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board ( FASB ) in ASU 2011-01 issued in January 2011.  In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 have been presented in Note 5.

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

Note 2 –  Enforcement Actions and Going Concern Considerations

Consent Order.  During 2009, the FDIC conducted a periodic examination of the Bank.  As a consequence of this examination, effective February 25, 2010, the Bank entered into a Stipulation to the Issuance of a Consent Order (the Stipulation) agreeing to the issuance of a Consent Order (the Consent Order) with the FDIC and the Commissioner.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Written Agreement.  As a direct consequence of the issuance of the Consent Order and the requirement the Company serve as a source of strength for the Bank, the Company executed a written agreement (the Written Agreement) with the Federal Reserve Bank of Richmond (Federal Reserve Bank), effective October 13, 2010.

Although the Company neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Written Agreement, which requires it to undertake a number of actions, including, among other things that the Company or its Board of Directors shall:

●	take appropriate steps to fully utilize the Company’s financial and managerial resources, to serve as a source of strength to the Bank.

●	not declare or pay any dividends without approval.

●	not directly or indirectly take dividends from the Bank without approval.

●	not directly or indirectly, incur, increase, or guarantee any debt without approval.

●	not directly or indirectly, purchase or redeem any shares of its stock without approval.

●	comply with the notice provisions of the Federal Deposit Insurance Act and Regulation Y of the Federal Reserve related to changes in executive officers and compensation matters.

●	submit a written capital plan that is acceptable to the Federal Reserve Bank, implement the approved plan, and thereafter fully comply with it.

 The Company and the Bank have taken and continue to take action to respond to the issues raised in the Consent Order and the Written Agreement.

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements.  It is the responsibility of management to assess the Company’s ability to continue as a going concern.  In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, 12 months from the balance sheet date of December 31, 2011.  The Bank has suffered recurring losses that have eroded regulatory capital ratios during the past three years, resulting from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The effects of the economic downturn have been particularly severe during the last 27 months.  The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio, as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank.  As a result, the Bank’s level of nonperforming assets has increased substantially during 2010 and 2011.  As of December 31, 2011, the Bank’s nonperforming assets equaled $ 54.7 million, or 7.81% of total assets, as compared to $45.1 million, or 6.23% of total assets, as of December 31, 2010.  The Bank’s impaired loans were $61.7 million at December 31, 2011, and $88.7 million at December 31, 2010.  For 2011, the Bank recorded a $15.8 million provision to increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the risk inherent in the loan portfolio as of December 31, 2011.  Nevertheless, given the current economic climate, management recognizes the possibility of further deterioration in the loan portfolio during 2012.  For 2011, the Bank recorded net loan charge-offs of $21.4 million, or 4.66% of average loans, as compared to net loan charge-offs of $24.5 million, or 4.71% of average loans, for 2010.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately.  A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs.  Although a number of these sources have been limited following execution of the Consent Order with the FDIC and the Commissioner and the Written Agreement with the Federal Reserve Bank, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2012 in an effort to ensure the sources available are sufficient to meet the Bank’s projected liquidity needs for this period. Management believes the Bank’s liquidity sources are adequate to meet its needs for at least the next 12 months, but if the Bank is unable to meet its liquidity needs, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.

The Company relies on dividends from the Bank as its primary source of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends.  In addition, the terms of the Consent Order described below further limits the Bank’s ability to pay dividends to the Company to satisfy its funding needs.  Management believes the Bank's liquidity sources are adequate to meet its needs for at least the next 12 months, but if the Bank is unable to meet its liquidity needs, then the Bank may be placed into federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.

The Company will also need to raise substantial additional capital to increase capital levels to meet the standards set forth by the Consent Order and Written Agreement. There can be no assurances the Company will be successful in its efforts to raise additional capital in 2012 or at all.  Should these efforts be unsuccessful, due to the regulatory restrictions, which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of management’s assessment of the Company’s ability to continue as a going concern, the accompanying consolidated financial statements for the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets.

Note 3 –  Restrictions on Cash

The Company is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Company or on deposit with the Federal Reserve Bank.  At December 31, 2011 and 2010, all required reserves were met by the Company’s vault cash.

At December 31, 2011 and 2010, cash and cash equivalents totaling $6.9 million were pledged as collateral against the Bank’s check clearing and debit card activity.

Note 4 –  Investment Securities

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Available-for-Sale Securities
(in thousands)

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$18,182	$147	$114	$18,215
Government-sponsored enterprises	86,230	518	13	86,735
Mortgage-backed securities	89,825	844	134	90,535
Total	$194,237	$1,509	$261	$195,485

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$5,392	$2	$71	$5,323
Government-sponsored enterprises	45,026	62	1,049	44,039
Mortgage-backed securities	81,501	387	836	81,052
Total	$131,919	$451	$1,956	$130,414

At December 31, 2011 and 2010, investment securities with an amortized cost of $28.8 million and $9.8 million and a fair value of $29.2 million and $9.7 million, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and other banking purposes.  Gross proceeds from the sale of investment securities totaled $96.6 million and $101.4 million for the years ended December 31, 2011 and 2010, respectively.  The gross realized gain on the sale of investment securities totaled $2.5 million and $1.7 million for the years ended December 31, 2011and 2010, respectively.  During the years ended December 31, 2011 and December 31, 2010, U.S. government-sponsored securities totaling $52.1 million and $23.7 million, respectively, were called.

Held-to-maturity securities are bonds, notes and debentures, for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity or call date. Investments in held-to-maturity securities are as follows:

Held-to-Maturity Securities
(in thousands)

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$2,917	$211	$-	$3,128
Other debt securities	1,250	-	-	1,250
Total	$4,167	$211	$-	$4,378

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$2,765	$43	$66	$2,742
Total	$2,765	$43	$66	$2,742

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value.  Related write-downs are included in earnings as realized losses.  The Company experienced no declines in the value of securities that were considered to be other than temporary in nature during 2011 or 2010.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The following tables detail the gross unrealized losses and related fair values in the Company’s available-for-sales and held-to-maturity investment securities.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position.

Available-for-Sale Securities - Temporarily Impaired
(in thousands)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$3,303	$1	$2,305	$113	$5,608	$114
Government-sponsored enterprises	6,985	13	-	-	6,985	13
Mortgage-backed securities	17,421	134	-	-	17,421	134
Total	$27,709	$148	$2,305	$113	$30,014	$261

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$-	$-	$4,557	$71	$4,557	$71
Government-sponsored enterprises	28,218	1,049	-	-	28,218	1,049
Mortgage-backed securities	41,528	836	-	-	41,528	836
Total	$69,746	$1,885	$4,557	$71	$74,303	$1,956

As of December 31, 2011, a total of three individual U.S. government agency securities (two U.S. Department of Agriculture securities and one Small Business Administration security) were in a continuous loss position for 12 months or more.  By contrast, a total of seven U.S. government agency securities were in a continuous loss position for 12 months or more at December 31, 2010.  The Company has the ability and intent to hold these three securities until such time as the value recovers or the security matures.  The Company believes, based on their credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered to be other than temporary.

The following table details the gross unrealized losses and related fair values in the Company’s held-to-maturity investment securities portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010.  No held-to-maturity securities were in an unrealized loss position at December 31, 2011.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Available-for-Sale Investment Securities
(in thousands)
	December 31
	2011		2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies
Due within one year	$31	$31	$-	$-
Due after one but within five years	135	134	555	555
Due after five but within ten years	-	-	1,160	1,157
Due after ten years	18,016	18,050	3,677	3,611
Government-sponsored enterprises
Due within one year	-	-	-	-
Due after one but within five years	-	-	3,998	4,008
Due after five but within ten years	52,236	52,668	28,038	27,576
Due after ten years	33,994	34,067	12,990	12,455
Mortgage-backed securities	89,825	90,535	81,501	81,052
Total	$194,237	$195,485	$131,919	$130,414

Held-to-Maturity Investment Securities
(in thousands)
	December 31
	2011		2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
States and political subdivisions
Due within one year	$100	$100	$50	$50
Due after one but within five years	401	432	403	422
Due after five but within ten years	200	232	300	324
Due after ten years	2,216	2,364	2,012	1,946
Other debt securities
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	1,250	1,250	-	-
Due after ten years	-	-	-	-
Total	$4,167	$4,378	$2,765	$2,742

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Note 5 –  Loans

Following is a summary of the major components of loans, excluding loans held for sale.

Loans
(in thousands)
	December 31
	2011	2010
Real estate:
Construction and development	$87,080	$114,532
1-4 family residential	117,025	120,217
Mutlifamily	5,818	6,417
Farmland	-	965
Nonfarm, nonresidential	159,120	173,326
Total real estate	369,043	415,457
Commercial and industrial loans	46,873	66,254
Consumer	2,986	4,484
	418,902	486,195
Allowance for loan losses	(10,650)	(16,191)
Total	$408,252	$470,004

At December 31, 2011, the Company had $33.7 million in nonaccruing loans, compared to $37.8 million at December 31, 2010.  The year-to-date foregone interest associated with these loans, which averaged $45.9 million for the year ended December 31, 2011 and $32.0 million for the comparable period in 2010, was $2.8 million and $1.7 million for the respective periods.

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

The Company uses a risk grading matrix to assign a risk grade to each of its commercial loans.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of the nine risk grades is as follows:

●
Rating 1 –Extremely Low Risk.  Low Risk Assets are of the highest quality with an unquestioned capacity for repayment.  These borrowers are generally international, national, or regional in scope and the debt rating, if available, is AAA (S&P) or Aaa (Moody’s).  The borrower has ready access to all public financing markets.  Management has a demonstrated successful track record and a succession plan is in place for highly qualified replacements.  Financial statements are audited without qualification by reputable CPA firms.  Loans are also considered extremely low risk prime when the collateral consists of properly margined bank  certificate of deposits and shorter-term U.S. government securities.

●
Rating 2 –Minimal Risk.  Minimal Risk Assets have a history of consistently superior earnings and cash flow.  Very strong liquidity and low leverage.  The balance sheet is well capitalized and the secondary source of repayment is well defined and of unquestioned quality.  These borrowers also have ready access to all public finance markets as evidenced by debt ratings, if available, of AA (S&P) or Aaa (Moody’s).  These assets can also be those secured by properly margined long term U.S. government bonds.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

●
Rating 5 –Acceptable Risk –“Management Watch.”  Acceptable Risk Assets are those that warrant closer than normal attention due to adverse conditions affecting the borrower, the borrowers industry, or the general economic environment.  Above average risk is reflected through erratic earnings and cash flow, inconsistent debt service coverage, or strained liquidity or leverage.  Uncertain events may have taken place such as unanticipated management changes or pending litigation that could have a significant negative impact.  Collateral and/or guarantor(s) adequately protect these assets.

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

●
Rating 7 –Substandard.  Loans with a well-defined weakness, some loss may be possible, though not anticipated.  A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Commercial loans with a risk rating of 1 through 5 are classified as “Pass” rated credits in the following tables.  Nonrated consumer loans are also classified as “Pass.”  The following is a summary of information pertaining to credit quality.

Loan Analysis by Credit Quality Indicators
(in thousands)
	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Construction and development	$56,405	$13,034	$17,639	$2	$-	$87,080
1-4 family residential	102,399	3,101	9,717	1,808	-	117,025
Multifamily	5,818	-	-	-	-	5,818
Farmland	-	-	-	-	-	-
Nonfarm, non residential	123,852	13,724	21,432	112	-	159,120
Total real estate loans	288,474	29,859	48,788	1,922	-	369,043
Commercial and industrial	37,521	4,917	3,836	599	-	46,873
Consumer	2,962	-	24	-	-	2,986
Total	$328,957	$34,776	$52,648	$2,521	$-	$418,902

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Construction and development	$66,075	$9,033	$38,115	$1,309	$-	$114,532
1-4 family residential	101,321	1,491	14,517	2,888	-	120,217
Multifamily	6,417	-	-	-	-	6,417
Farmland	965	-	-	-	-	965
Nonfarm, non residential	137,252	11,888	23,457	729	-	173,326
Total real estate loans	312,030	22,412	76,089	4,926	-	415,457
Commercial and industrial	53,243	6,215	3,178	3,618	-	66,254
Consumer	4,480	-	4	-	-	4,484
Total	$369,753	$28,627	$79,271	$8,544	$-	$486,195

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The following is a summary loan aging analysis.

Loan Aging Analysis
(in thousands)
	December 31, 2011
	Past Due and Accruing				Total Past Due & Nonaccrual
	30-59 Days	60-89 Days	90 or More Days	Nonaccrual		Current	Total Loans
Construction and development	$4,304	$180	$-	$9,243	$13,727	$73,353	$87,080
1-4 family residential	524	180	-	11,994	12,698	104,327	117,025
Multifamily	-	-	-	-	-	5,818	5,818
Farmland	-	-	-	-	-	-	-
Nonfarm, non residential	187	-	-	8,847	9,034	150,086	159,120
Total real estate loans	5,015	360	-	30,084	35,459	333,584	369,043
Commercial and industrial	849	-	-	3,597	4,446	42,427	46,873
Consumer	13	-	-	39	52	2,934	2,986
Total loans	$5,877	$360	$-	$33,720	$39,957	$378,945	$418,902

	December 31, 2010
	Past Due and Accruing				Total Past Due & Nonaccrual
	30-59 Days	60-89 Days	90 or More Days	Nonaccrual		Current	Total Loans
Construction and development	$186	$-	$-	$12,487	$12,673	$101,859	$114,532
1-4 family residential	2,021	608	5	11,042	13,676	106,541	120,217
Multifamily	-	-	-	-	-	6,417	6,417
Farmland	-	-	-	-	-	965	965
Nonfarm, non residential	1,467	532	-	8,285	10,284	163,042	173,326
Total real estate loans	3,674	1,140	5	31,814	36,633	378,824	415,457
Commercial and industrial	640	1,747	-	5,966	8,353	57,901	66,254
Consumer	31	15	-	19	65	4,419	4,484
Total loans	$4,345	$2,902	$5	$37,799	$45,051	$441,144	$486,195

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The following tables outline the changes in the allowance for loan losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
(in thousands)
	As of and for the Year Ended December 31, 2011
	Construction & Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$8,499	$4,371	$35	$12	$1,798	$1,412	$64	$-	$16,191
Provision for loan losses	7,409	2,088	17	(12)	1,506	4,714	62	31	15,815
Charge-offs	(9,537)	(4,918)	-	-	(2,035)	(5,098)	(48)	-	(21,636)
Recoveries	92	12	-	-	8	154	14	-	280
Ending balance	$6,463	$1,553	$52	$-	$1,277	$1,182	$92	$31	$10,650

Ending allowance balance for loans individually evaluated for impairment	$2,152	$185	$-	$-	$284	$110	$2	$-	$2,733

Ending allowance balance for loans collectively evaluated for impairment	$4,311	$1,368	$52	$-	$993	$1,072	$90	$31	$7,917

Loans Receivable
Total period-end balance	$87,080	$117,025	$5,818	$-	$159,120	$46,873	$2,986	$-	$418,902
Balance of loans individually evaluated for impairment	$19,081	$14,795	$-	$-	$23,662	$4,152	$51	$-	$61,741
Balance of loans collectively evaluated for impairment	$67,999	$102,230	$5,818	$-	$135,458	$42,721	$2,935	$-	$357,161

	As of and for the Year Ended December 31, 2010
	Construction & Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$15,454	$5,010	$27	$-	$3,232	$3,964	$183	$361	$28,231
Provision for loan losses	8,642	2,370	192	12	(626)	1,905	328	(361)	12,462
Charge-offs	(16,008)	(3,043)	(184)	-	(812)	(4,706)	(475)	-	(25,228)
Recoveries	411	34	-	-	4	249	28	-	726
Ending balance	$8,499	$4,371	$35	$12	$1,798	$1,412	$64	$-	$16,191

Ending allowance balance for loans individually evaluated for impairment	$6,849	$3,496	$-	$-	$1,206	$596	$-	$-	$12,147
Ending allowance balance for loans collectively evaluated for impairment	$1,650	$875	$35	$12	$592	$816	$64	$-	$4,044

Loans Receivable
Total period-end balance	$114,532	$120,217	$6,417	$965	$173,326	$66,254	$4,484	$-	$486,195
Balance of loans individually evaluated for impairment	$39,844	$18,383	$-	$-	$23,989	$6,493	$4	$-	$88,713
Balance of loans collectively evaluated for impairment	$74,688	$101,834	$6,417	$965	$149,337	$59,761	$4,480	$-	$397,482

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The following table summarizes information relative to impaired loans.

Impaired Loan Schedule
(in thousands)
	December 31, 2011
	Construction and	1-4 Family	Nonfarm	Commercial
	Development	Residential	Non residential	and Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$9,767	$12,341	$20,608	$3,759	$-	$46,475
Unpaid principal balance	14,686	16,415	22,075	8,096	-	61,272
Related allowance	-	-	-	-	-	-
Average recorded investment	16,289	15,274	20,822	5,458	-	57,843
Interest income recognized	546	521	984	33	-	2,084
With an allowance recorded
Recorded investment	$9,314	$2,454	$3,054	$393	$51	$15,266
Unpaid principal balance	10,102	2,476	3,054	396	51	16,079
Related allowance	2,152	185	284	110	2	2,733
Average recorded investment	10,172	1,891	3,099	377	10	15,549
Interest income recognized	354	72	173	12	-	611
Total
Recorded investment	$19,081	$14,795	$23,662	$4,152	$51	$61,741
Unpaid principal balance	24,788	18,891	25,129	8,492	51	77,351
Related allowance	2,152	185	284	110	2	2,733
Average recorded investment	26,461	17,165	23,921	5,835	10	73,392
Interest income recognized	900	593	1,157	45	-	2,695

	December 31, 2010
	Construction and	1-4 Family	Nonfarm	Commercial
	Development	Residential	Non residential	and Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$16,972	$5,455	$17,047	$4,896	$4	$44,374
Unpaid principal balance	17,149	5,481	17,349	7,733	4	47,716
Related allowance	-	-	-	-	-	-
Average recorded investment	17,502	5,441	17,215	6,491	5	46,654
Interest income recognized	974	266	892	166	1	2,299
With an allowance recorded
Recorded investment	$22,872	$12,928	$6,942	$1,597	$-	$44,339
Unpaid principal balance	24,172	14,905	7,097	1,627	-	47,801
Related allowance	6,849	3,496	1,206	596	-	12,147
Average recorded investment	21,533	13,925	6,956	1,814	-	44,228
Interest income recognized	886	395	316	66	-	1,663
Total
Recorded investment	$39,844	$18,383	$23,989	$6,493	$4	$88,713
Unpaid principal balance	41,321	20,386	24,446	9,360	4	95,517
Related allowance	6,849	3,496	1,206	596	-	12,147
Average recorded investment	39,035	19,366	24,171	8,305	5	90,882
Interest income recognized	1,860	661	1,208	232	1	3,962

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance.  The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.  The majority of the loans identified as TDRs had previously been considered impaired and subject to impairment measurement guidance.  For the year ended December 31, 2011, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $7.6 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $428,000.  Total loans considered TDRs, under the amended guidance, as of December 31, 2011, were $40.2 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $313,000.  Of the $40.2 million of TDRs, $15.8 million were accruing interest.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The following tables summarize information relative to loan modifications determined to be TDRs. As of December 31, 2011 and 2010, all TDRs are included in impaired loans.

Troubled Debt Restructurings
(in thousands, except contracts)
	December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction & land development	29	$10,516	$8,275
1-4 family residential	49	16,817	11,825
Nonfarm, nonresidential	29	17,851	17,360
Total real estate loans	107	45,184	37,460
Commercial and industrial	10	4,643	2,655
Consumer	1	51	51
Total loans	118	$49,878	$40,166

Troubled Debt Restructurings that Subsequently Defaulted
(in thousands, except contracts)
		For the Year 2011
		Number of Contracts	Recorded Investment
Construction & land development		15	$3,196
1-4 family residential		27	8,352
Nonfarm, nonresidential		12	6,127
Total real estate loans		54	17,675
Commercial and industrial		2	1,947
Total loans		56	$19,622

During the year end December 31, 2011, the Bank modified 118 loans that were considered to be TDRs, 56 of which were in default on December 31, 2011, including three loans that went in to default in the 2011 fourth quarter.  Of the 118 loans restructured, 43 loans were related to foreclosures, while the modifications on the remaining 75 loans were comprised of a combination of rate increases or decreases, term extensions or reductions, and payment restructures or principal deferments.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The following table provides information about the Bank’s nonperforming assets as of December 31, 2011 and 2010.

Nonperforming Assets
(dollars in thousands)
	December 31
	2011	2010
Nonaccrual loans	$33,720	$37,799
Loans past due 90 or more days and still accruing interest	-	5
Total nonperforming loans	33,720	37,804
Foreclosed real estate	19,333	7,314
Repossessed assets	1,617	7
Total nonperforming assets	$54,670	$45,125

Allowance for loan losses	$10,650	$16,191

Nonperforming loans to period-end loans,
excluding loans held for sale	8.05%	7.78%

Allowance for loan losses to period-end loans,
excluding loans held for sale	2.54%	3.33%

Nonperforming assets as a percentage of:
Loans and foreclosed assets	12.43%	9.14%
Total assets	7.81%	6.23%

Ratio of allowance for loan losses to nonperforming loans	31.6%	42.8%

Note 6 –  Foreclosed Real Estate and Repossessed Assets

The following table shows the composition of foreclosed real estate.

(in thousands)
	December 31
	2011	2010
Construction and development	$8,795	$4,960
1-4 family residential	1,477	1,264
Nonfarm, nonresidential	9,061	1,090
Balance at end of period	$19,333	$7,314

The following table summarizes the activity in foreclosed real estate for the years ended December 31, 2011 and 2010.

(in thousands)
	For the Year
	2011	2010
Balance at beginning of year	$7,314	$1,665
Additions from loans	11,828	11,503
Addition from investment in real estate partnership	6,356	-
Sales	(3,088)	(4,344)
Write-downs	(3,077)	(1,510)
Balance at end of period	$19,333	$7,314

As of December 31, 2011, repossessed assets totaled $1.6 million and were comprised of three aircraft.  As of December 31, 2010, repossessed assets totaled $6,500.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Note 7 –  Restricted Equity Securities

The Bank, as a member institution is required to own stock in the Federal Home Loan Bank of Atlanta (FHLB).  No ready market exists for this stock and it has no quoted market value; however, redemption of this stock has historically been at par.  At December 31, 2011 and 2010, the Bank owned $2,088,600 and $3,951,500, respectively, in FHLB stock.  As of December 31, 2011, the Bank maintained an investment in FHLB stock which was $816,000 in excess of the minimum amount required by the FHLB.  The FHLB redeems stock at its discretion.  Also included in restricted equity securities at December 31, 2011 and 2010, was an investment in the Senior Housing Crime Prevention Fund of $500,000, an investment in Pacific Coast Bankers Bank stock of $102,000, and an investment in Capital South Partners, LLC (a Small Business Investment Corporation), which totaled $1.2 million at December 31, 2011, compared to $962,500 at December 31, 2010.

Note 8 –  Investment in Real Estate Partnership

During 2009, the Bank became a member in a limited liability corporation (LLC).  The Bank contributed two nonperforming loans with an aggregate principal amount outstanding of $6.7 million to the LLC, while the other members contributed professional real estate development experience and cash sufficient to carry the properties’ operating costs for an extended period of time.  The LLC is designed to hold the real estate until such time as market values return to normalized levels at which point it is anticipated that the properties will be marketed by seasoned real estate developers with the proceeds of the sale being distributed based on contractual formulas to members of the LLC.  During 2010, the Bank received $311,000 as reduction of principal from the sale of a sub-parcel of one of the two properties.  As of December 31, 2011 and December 31, 2010, the Bank’s investment in the LLC was $6.4 million.

During the second quarter of 2011, the Bank purchased the interest of the other LLC member for $850,000.  This cost was included as other loan and real estate related expense in the Consolidated Statement of Operations. In late July 2011, the LLC began foreclosure proceedings against the remaining loan in the LLC.  Accordingly, this investment is classified as foreclosed real estate at December 31, 2011.

Note 9 –  Property and Equipment

The following table highlights the components of property and equipment and accumulated depreciation for the years ended December 31, 2011 and 2010.

(in thousands)
	December 31
	2011	2010
Premises:
Land and land improvements	$816	$813
Buildings	1,602	1,599
Leasehold improvements	2,146	2,783
Furniture and fixtures	3,730	3,944
Computer and telecom equipment and software	1,190	2,520
Other	26	26
Property and equipment, total	9,510	11,685
Less accumulated depreciation	(4,568)	(5,757)
Property and equipment	$4,942	$5,928

Depreciation was $1.0 million and $1.3 million for 2011 and 2010, respectively.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Note 10 –  Time Deposits

Time deposits totaled $340.0 million at December 31, 2011, compared to $381.8 million at December 31, 2010.  Of that total, time deposits in denominations of $100,000 or more were $169.3 million and $181.7 million at December 31, 2011 and December 31, 2010, respectively.  Interest expense on deposits of $100,000 or more aggregated $2.6 million and $2.1 million for the year ended December 31, 2011 and 2010, respectively.  Time deposits maturing subsequent to December 31, 2011, are as follows:

(in thousands)
Maturing in	Amount
2012	$287,798
2013	27,007
2014	7,545
2015	4,796
2016	12,811
$339,957

At December 31, 2011 and 2010, the Company had $2.6 million in brokered certificates of deposit, down from $42.4 million at December 31, 2010.  Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposits), unless it first receives an appropriate waiver from the FDIC.  Accordingly, as brokered certificates of deposit mature, the certificates are not being rolled over into another certificate.

Note 11 –  Borrowings

At December 31, 2011, the Company’s borrowings consisted of $4.0 million in advances from the FHLB, and securities sold under agreements to repurchase of $605,000.  At December 31, 2010, the Company’s borrowings consisted of $4.0 million in FHLB advances, securities sold under agreements to repurchase of $704,000 and  $3.6 million of SBA loans sold in the fourth quarter of 2010 whose sales were completed in the first quarter of 2011 after expiration of the 90-day guarantee period.  Additional information on borrowings as of December 31, 2011 and 2010 is summarized below:

(dollars in thousands)
	2011	2010

Outstanding balance at December 31	$4,557	$8,275

Year-end weighted-average rate	0.48%	0.43%

Daily average balance outstanding during the year	$4,928	$47,713

Weighted-average rate for the period	0.49%	0.89%

Maximum outstanding at any month-end during the year	$5,142	$71,286

The FHLB advance outstanding at December 31, 2011, was paid off in January 2012.  The securities sold under agreements to repurchase are considered overnight secured borrowing arrangements and are collateralized by investment securities.

As of December 31, 2011, the Company had lines of credit from unrelated banks totaling $12.0 million.  These lines of credit, which are at the lender’s discretion and may be canceled at any time, are available on a one-day basis and are secured by investment securities.  As of December 31, 2011, the Company had no outstanding balances on these lines.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Note 12 –  Leases

As of December 31, 2011, the Company leases office space under non-cancelable operating leases.  Future minimum lease payments required under the leases are as follows:

(in thousands)
For the
Year	Amount
2012	$648
2013	622
2014	489
2015	211
2016	175
Thereafter	108
$2,253

The leases contain options for renewals after the expiration of the current lease terms.  The cost of such renewals is not included above.

In February 2011, the Company closed two of its branches.  In conjunction with the closing, in 2010, the Company expensed the remaining carrying value of the leasehold improvements totaling $62,000 and the remaining obligations under the leases of $169,000, of which both costs are included in occupancy expense in the consolidated statements of operations.

Total rent expense for 2011 and 2010 was $560,000 and $979,000, respectively.

Note 13 –  Income Taxes

The following tables present the Company’s current and deferred income tax provision (benefit) at and for the years ended December 31, 2011 and 2010.

The components of income tax expense (benefit) are as follows:

(in thousands)
	Current	Deferred	Total
For the year 2011
Federal	$-	$7,708	$7,708
State	-	1,680	1,680
	$-	$9,388	$9,388
For the year 2010
Federal	$(1,066)	$(1,828)	$(2,894)
State	(228)	(399)	(627)
	$(1,294)	$(2,227)	$(3,521)

Reconciliation between the income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 34% to loss before income tax benefit is as follows:

(in thousands)
	For the Year
	2011	2010
Tax at statutory federal rate	$(3,771)	$(3,000)
State income tax (benefit), net of federal expense before valuation allowance	(524)	(414)
Nondeductible employee stock compensation	(13)	9
Deferred tax asset valuation allowance change, net	13,960	-
Cash surrender value of life insurance	(148)	(157)
Other	(116)	41
Income tax expense (benefit)	$9,388	$(3,521)

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The significant components of deferred tax assets and liabilities are summarized as follows:

(in thousands)
	December 31
	2011	2010
Deferred tax assets
Allowance for loan losses	$4,079	$4,556
Pre-opening expenses	11	12
Nonqualified stock compensation	575	575
Unrealized losses on securities available for sale	-	580
Foreclosed real estate	2,630	736
Net operating loss carryforward	10,212	7,348
Credits	161	161
Capital loss carryforward	115	116
Other	386	320
Deferred loan costs, net	287	217
Deferred tax asset, gross	18,456	14,621
Valuation allowance	(17,983)	(4,023)
Deferred tax asset, net of valuation allowance	473	10,598

Deferred tax liabilities
Unrealized gains on securities available for sale	481	-
Other	69	-
Depreciation	404	525
Deferred tax liabilities, gross	954	525
Deferred tax asset (liability), net	$(481)	$10,073

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  During 2011 and 2010, in consideration of uncertainties regarding the timing of improvements in current economic conditions, management provided allowances of $18.0 million and $4.0 million to reflect its estimate of net realizable value as of the financial statement date.  A valuation allowance is recognized against deferred tax assets when, based on the consideration of all available evidence using a more likely that not criteria, it is determined that some portion of these tax benefits may not be realized.  This assessment requires consideration of all sources of taxable income available to realize the deferred tax asset, including, taxable income in prior carryback years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards.  The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources.  The presence of cumulative losses in recent years is considered significant negative evidence, making it difficult for a company to rely on future taxable income, exclusive of reversing temporary differences and carryforwards, as a reliable source of taxable income to realize a deferred tax asset.  Judgment is a critical element in making this assessment.

During 2010, the Company reached a three-year cumulative pre-tax loss position.  At that time, a partial valuation allowance was recorded.  During 2011, based upon additional losses and the weighting ascribed to this evidence, the Company determined that a full valuation allowance is necessary under the accounting standards.

Pursuant to accounting pronouncement ASC 740-10, the Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns.  Based on its evaluation of these tax positions for its open tax years, the Company has not recorded any tax liability or uncertain tax positions as of December 31, 2011 and 2010.  Federal tax returns have been examined by the Internal Revenue Service through 2008.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Note 14 –  Retirement Plans

The Company has a 401(k)/Profit Sharing Plan (401(k) Plan), which is available to all full-time employees and part-time employees working more than 1,000 hours per year.  The 401(k) Plan provides that employee contributions are 100% vested at all times.  In 2010, the Company matched employee contributions in an amount equal to 100% of employee contributions, which did not exceed 3% of compensation and 50% of employee contributions over 3% and up to 5% of compensation.  Under the 401(k) Plan, the initial 3% Company matching contribution under the 401(k) Plan was 100% vested at all times.  The additional 2% match under the 401(k) Plan, as well as any discretionary Company contributions under the Profit Sharing Plan, was fully vested after three years.

In 2010, the Company’s matching contributions under the 401(k) Plan totaled $231,000.  In an effort to reduce salary and benefit costs, the Company’s matching contributions were suspended in 2011.  There were no discretionary contributions made in 2011 or 2010.

The Company also has a Supplemental Executive Retirement Plan, which provides certain officers of the Company post-retirement cash payment for 15 years following their normal retirement age, stated to be 62.  Expense related to this Plan totaled $88,000 in 2011, compared to $249,000 in 2010 due to the forfeiture of a $169,000 accrued benefit by a former executive officer of the Company.  At December 31, 2011 and 2010, the Company had accrued liabilities of $1.0 million and $914,000, respectively, related to this Plan.  The discount rate used by the Company to determine the present value of the normal retirement benefit was 6.17% and 6.00% at December 31, 2011 and 2010, respectively.

Note 15 –  Stock Based Compensation

Stock Option Plans

The Employee Stock Option Plan and the Director Stock Option Plan provide up to 497,110 shares (adjusted for all stock splits) of the Company’s common stock may be issued under each of these plans for a combined total of 994,220 shares.  Options granted under the Employee Stock Option Plan and the Director Stock Option Plan may be vested immediately and expire no more than 10 years from date of grant. The exercise price for any options granted under these plans is set by the Board of Directors at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split).  No options were granted under either the Director Stock Option Plan or the Employee Stock Option Plan in 2011 or 2010.  During 2011, no options were granted under the Employee Stock Option Plan.  Forfeited options totaled 92,224 and 81,212 for 2011 and 2010, respectively.  The total number of options outstanding at December 31, 2011 under each Plan was 497,110 in the Director Stock Option Plan and 196,709 in the Employee Stock Option Plan.

The Company recognized $1,000 and $27,000 in stock compensation expense in 2011 and 2010, respectively, related to the vesting of stock options.  Separately, $40,000 of stock compensation expense was reversed upon the forfeiture of nonvested stock options.  It is the Company’s policy to issue shares to satisfy option exercises.  There were no options exercised during 2011 or 2010 and as of December 31, 2011, there was no unrecognized compensation cost related to the outstanding stock options.  There is no intrinsic value in the stock options as of December 31, 2011, as the exercise prices are greater that the last traded price of the Company’s common stock.

A summary of the activity in the Company’s Stock Option Plans and related information for 2011 and 2010 is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	Outstanding	Price	Outstanding	Price
At December 31, 2009	867,255	$8.43	839,255	$8.37
Options granted	-	-	-	-
Options vested	-	-	2,000	9.90
Restricted stock grants	-	-	-	-
Options forfeited	(81,212)	8.44	(61,212)	7.88
At December 31, 2010	786,043	8.42	780,043	8.41
Options granted	-		-	-
Options vested	-	-	-	-
Restricted stock grants	-	-	-	-
Options forfeited	(92,224)	9.28	(86,224)	9.24
At December 31, 2011	693,819	$8.31	693,819	$8.31

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Additional information concerning outstanding options under the Company’s Plans as of December 31, 2011 is as follows:

				Weighted Average
			Average	Remaining
	Number	Number	Intrinsic	Contractual Life
Exercise Price	Outstanding	Exercisable	Value	(in Years)
$5.63	458,874	458,874	$-	2.49
$13.31	216,639	216,639	-	3.75
$14.08	12,056	12,056	-	3.49
$20.60	6,250	6,250	-	3.92
Total	693,819	693,819	$-	2.91

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

Nonvested share activity under the Plan for 2011 and 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2009	10,000	$5.52
Granted	50,165	2.14
Vested	(2,000)	5.52
Outstanding at December 31, 2010	58,165	2.60
Granted	86,488	0.38
Vested	(13,722)	2.63
Forfeited	(15,000)	2.15
Outstanding at December 31, 2011	115,931	$1.00

Compensation expense recognized for nonvested service-based shares in 2011 and 2010 totaled $49,000 and $81,000 respectively.  Separately, $12,000 of stock compensation expense was reversed upon the forfeiture of nonvested service-based shares.  As of December 31, 2011, there was $34,000 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan.  This cost is expected to be recognized over a remaining weighted-average period of 12.8 months.

Note 16 –  Contingent Liabilities, Commitments, and Uncertainties

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

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

(in thousands)
	December 31
	2011	2010
Commitments to extend credit	$40,557	$57,061
Standby letters of credit	368	1,328
Total	$40,925	$58,389

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

Recently, banking regulators have raised concern and have heightened regulatory scrutiny regarding loan portfolios with concentrations of loans collateralized by real estate, particularly commercial real estate (CRE).  They have defined CRE to include construction loans, acquisition and development loans, loans collateralized with tracts of raw land for speculative purposes, any sort of commercial premise unless it is owner occupied and a number of other subcategories.  Slightly more than 88% of the Bank’s loan portfolio is collateralized by real estate.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (LTV).  Regulatory guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital.  These types of loans totaled $28.9 million at December 31, 2011, representing 124.6% of the Company’s total risk-based capital.

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

Note 17 –  Stockholders’ Equity

Preferred Stock

In November 2008, under the U.S. Department of the Treasury (U.S. Treasury) TARP Capital Purchase Program (CPP), 1st Financial issued to the U.S. Treasury 16,369 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock), and a 10-year warrant to purchase up to 276,815 shares of common stock at an exercise price of $8.87 per share (Warrant), for aggregate proceeds of $16,369,000. The allocated carrying values of the Warrant and the Preferred Stock on the date of issuance (based on their relative fair values) were $1,016,000 and $15,353,000, respectively.  Cumulative dividends on the Preferred Stock are payable at 5% per annum through November 14, 2013, and at a rate of 9% per annum thereafter.  The Preferred Stock will be accreted to the redemption price of $16,369,000 over five years.  The Warrant is exercisable at any time until November 14, 2018, and the number of shares of common stock underlying the Warrant and the exercise price are subject to adjustment for certain dilutive events.

Each share of Preferred Stock issued and outstanding has a liquidation preference of $1,000 and is redeemable at the Company’s option, subject to prior regulatory approval, at a redemption price equal to $1,000 plus accrued and unpaid dividends.

The Preferred Stock has a preference over the Company’s common stock upon liquidation.  Dividends on the Preferred Stock, if declared, are payable quarterly in arrears.  The Company’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event the Company fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.  In addition, pursuant to the U.S. Treasury’s CPP, until all of the Preferred Stock has been redeemed or transferred by the U.S. Treasury to third parties, the Company must obtain the consent of the U.S. Treasury to raise its common stock dividend or to repurchase any shares of common stock or other preferred stock, with certain exceptions.

Due to insufficient funding at the holding company level and restrictions placed on it under the Consent Order and the Written Agreement, as of December 31, 2011, the Company had deferred the payment of the last six quarterly dividends on the Preferred Stock, with the total amount deferred equaling $1.2 million.  The Company subsequently deferred payment of the quarterly dividend in February, 2012.  Until the Company pays in full these deferred Preferred Stock dividends, no dividends may be paid on the common stock.

Restriction on Dividends

As a North Carolina banking corporation, the Bank may pay cash dividends only out of undivided profits as determined pursuant to North Carolina banking laws.  However, regulatory authorities may limit payment of dividends when it is determined that such a limitation is in the public interest and is necessary to ensure a bank’s financial soundness.  As discussed in Note 2, the Bank is restricted from paying dividends without the approval of the FDIC and the Commissioner.

As discussed in Note 2, the Company is also restricted from paying dividends without the approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

As of December 31, 2011, the most recent notification from the Bank’s primary regulator categorized the Bank as “significantly undercapitalized” under the regulatory framework for prompt corrective action.  Since that date, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s category.

The table below summarizes the Company and the Bank’s capital ratios at December 31, 2011 and 2010:

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital (to Risk-weighted Assets)
Company	$23,204	5.41%	$32,328	8.00%	n/a	n/a
Bank	23,219	5.41%	34,328	8.00%	$42,910	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$17,775	4.14%	$17,164	4.00%	n/a	n/a
Bank	17,790	4.14%	17,164	4.00%	$25,746	6.00%
Tier I Capital (to Average Assets)
Company	$17,775	2.48%	$28,701	4.00%	n/a	n/a
Bank	17,790	2.48%	28,701	4.00%	$35,876	5.00%

As of December 31, 2010
Total Capital (to Risk-weighted Assets)
Company	$38,410	8.04%	$38,242	8.00%	n/a	n/a
Bank	38,397	8.03%	38,237	8.00%	$47,796	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$32,308	6.76%	$19,121	4.00%	n/a	n/a
Bank	32,297	6.76%	19,119	4.00%	$28,679	6.00%
Tier I Capital (to Average Assets)
Company	$32,308	4.30%	$30,060	4.00%	n/a	n/a
Bank	32,297	4.30%	30,057	4.00%	$37,571	5.00%

Note 18 –  Employee Stock Purchase Plan

During 2008, the Board of Directors and Stockholders approved a ten year non-compensatory Employee Stock Purchase Plan for the benefit of officers and employees of the Bank.  Beginning January 1, 2009, officers and employees were allowed to have the Company make payroll withholdings for the purpose of buying Company stock.  Under the provisions of the Plan, shares for the quarter were purchased during the first month of the following quarter at a purchase price of 95 percent of the closing quoted market price on the last business day of the quarter.

During 2010, the Company issued 26,775 shares under this plan and paid $2,250 in administrative costs prior to the termination of the plan in October of 2010.

Note 19 –  Related Party Transactions

The Company has deposit and loan relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated.  Deposits held at the Bank by directors, executive officers and their associated companies were $2.8 million and $2.0 million at December 31, 2011 and 2010, respectively.  The following is a reconciliation of loans directly outstanding to executive officers, directors and their affiliates.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

(in thousands)
	December 31
	2011	2010
Balance at beginning of year	$19,571	$24,969
New loans and advances	-	4,102
Repayments	(4,046)	(9,500)
Relationship changes	-	-
Balance at end of year	$15,525	$19,571

The Company also enters into other transactions in the ordinary course of business with affiliates.  The following transactions were entered into with affiliates.

The Company leased the site for its Fletcher branch from a company owned by a former director of the Company.  The initial lease term was ten years, with options to renew the lease for up to three successive five-year renewal terms.  The terms of the lease called for a $3,200 per month rental payment during the first five years of the initial term.  Payments for each successive five year term may be adjusted by the aggregate increase in the Chained Consumer Price Index for all Urban Consumers during the previous five years.  Rental payments during each renewal term will not exceed 118% of the monthly rental amount of the original five year term and increases in the amount of the subsequent renewal terms will not exceed 115% of the immediately preceding renewal term.  Lease payments under this lease totaled $39,321 in 2010.  During late 2010, after obtaining a current market appraisal, the Company purchased the Fletcher branch and an adjoining piece of property for $575,000.

The Company leases the site for its Marion branch from a company of which a director of the Company is a member.  The initial lease term was for five years, with options to renew the lease for up to four successive three-year renewal terms.  The terms of the lease call for a $3,500 per month rental payment during the initial term.  Rental payments for each renewal term will be adjusted by the aggregate increase in the Consumer Price Index for all Urban Consumers for the immediately preceding lease term.  During 2011, the Company exercised its option to renew the lease for three years at the same $3,500 monthly rental amount.  Lease payments under this lease totaled $42,000 in both 2011 and 2010.

Note 20 –  Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument.  In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.  Finally, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and 2010, respectively.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Investment in Real Estate Partnership

During 2009, the Bank became a member in a limited liability corporation (LLC).  The Bank contributed two nonperforming loans with an aggregate principal amount outstanding of $6.7 million to the LLC, while the other members contributed professional real estate development experience and cash sufficient to carry the properties’ operating costs for an extended period of time.  The LLC is designed to hold the real estate until such time as market values return to normalized levels at which point it is anticipated that the properties will be marketed by seasoned real estate developers with the proceeds of the sale being distributed based on contractual formulas to members of the LLC.  During 2010, the Bank received $311,000 as reduction of principal from the sale of sub-parcels of one of the two properties.  As of December 31, 2010, the Bank’s investment in the LLC was $6.4 million.

During the second quarter of 2011, the Bank purchased the interest of the other LLC members for $850,000.  This cost was included as other loan and real estate related expense in the Consolidated Statement of Operations.  In late July 2011, the LLC began foreclosure proceedings against the remaining loan in the LLC.  Accordingly, this investment is classified as foreclosed real estate at December 31, 2011.

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

Deposits, Short-term Borrowings and Long-term Debt

The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date.  The fair value of time deposits, short-term borrowings, and long-term debt is estimated based upon the discounted value of projected future cash outflows using the rates currently offered for instruments of similar remaining maturities.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010.

(in thousands)
	December 31
	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$37,303	$37,303	$57,398	$57,398
Investment securities available for sale	195,485	195,485	130,414	130,414
Investment securities held to maturity	4,167	4,378	2,765	2,742
Restricted equity securites	3,903	3,903	5,516	5,516
Investment in real estate partnership	-	-	6,356	6,356
Loans held for sale	8,694	8,694	11,026	11,026
Loans	418,902	420,059	486,195	483,187
Bank-owned life insurance	12,952	12,952	12,517	12,517
Financial liabilities
Deposits	672,644	669,855	674,337	669,408
Federal funds purchased and securities
sold under agreements to repurchase	605	605	704	704
Borrowings	3,952	3,954	7,571	7,499

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 are as follows:

(in thousands)
	December 31, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government agencies	$-	$18,215	$-
Government-sponsored enterprises	-	86,735	-
Mortgage-backed securities	-	90,535	-
Total	$-	$195,485	$-

	December 31, 2010
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government agencies	$-	$5,323	$-
Government-sponsored enterprises	-	44,039	-
Mortgage-backed securities	-	81,052	-
Total	$-	$130,414	$-

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis as of December 31, 2011 or 2010.

Assets measured at fair value on a non-recurring basis as of December 31, 2011 and 2010 are as follows:

(in thousands)
	December 31, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and development	$-	$16,929	$-
1-4 family residential	-	14,610	-
Nonfarm, non residential	-	23,378	-
Total impaired real estate loans		54,917
Commercial and industrial	-	4,042	-
Consumer	-	49	-
Total impaired loans	-	59,008	-
Mortgage loans held for sale	-	8,694	-
Foreclosed real estate	-	19,333	-
Total	$-	$87,035	$-

	December 31, 2010
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and development	$-	$32,995	$-
1-4 family residential	-	14,887	-
Nonfarm, non residential	-	22,783	-
Total impaired real estate loans		70,665
Commercial and industrial	-	5,897	-
Consumer	-	4	-
Total impaired loans	-	76,566	-
Mortgage loans held for sale	-	11,026	-
Foreclosed real estate	-	7,314	-
Total	$-	$94,906	$-

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of December 31, 2011 or 2010.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Mortgage loans held for sale are carried at the lower of cost or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics and accordingly, considered non-recurring level 2 inputs.

There were no transfers of assets measured at fair value between Level 1 and Level 2 measurements during the year ended December 31, 2011.

The Company had no assets or liabilities whose fair values are measured using Level 3 inputs during the year ended December 31, 2011.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Note 21 –  Parent Company Financial Information

Following is condensed financial information of 1st Financial Services, Inc. (parent company only).

Condensed Balance Sheets
	December 31
	2011	2010
Assets
Cash and cash equivalents	$60	$33
Investment in subsidiaries	18,557	37,310
Other assets	-	68
Total assets	$18,617	$37,411

Liabilities and Stockholders' Equity
Accounts payable and accrued expense	$75	$79
Stockholders' equity	18,542	37,332
Total liabilities and stockholders' equity	$18,617	$37,411

Condensed Statements of Income
	For the Year
	2011	2010

Income	$-	$-
Expense	100	212
Loss before income taxes and equity in undistributed net loss of subsidiary	(100)	(212)
Income tax benefit	(63)	(47)
Loss before equity in undistributed net loss of subsidiary	(37)	(165)
Equity in undistributed net loss of subsidiary	(20,442)	(5,138)
Net loss	$(20,479)	$(5,303)

Condensed Statements of Cash Flows
	For the Year
	2011	2010
Cash Flows From Operating Activities
Net loss	$(20,479)	$(5,303)
Adjustments to reconcile net loss to net cash provided (used) for operating activities
Equity in undistributed net loss of subsidiary	20,442	5,138
Net change in other assets	68	(46)
Net change in other liabilities	(4)	79
Net cash provided (used) for operating activities	27	(132)

Cash Flows From Investing Activities
Investment in subsidiary	-	-
Net cash used for investing activities	-	-

Cash Flows From Financing Activities
Proceeds from the issuance of preferred stock	-	-
Proceeds from the issuance of common stock	-	56
Proceeds from the issuance of common stock warrants	-	-
Dividends paid on preferred stock	-	(409)
Net cash used for financing activities	-	(353)

Net increase (decrease) in cash and cash equivalents	27	(485)

Cash and cash equivalents, beginning of year	33	518
Cash and cash equivalents, end of year	$60	$33

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for 1st Financial.  Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2011.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of  Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control— Integrated Framework.  Based on the evaluation, management determined that there were no material weaknesses in internal control and concluded that internal control over financial reporting for 1st Financial as of December 31, 2011, is effective.

In accordance with Section 404 of the Sarbanes-Oxley of 2002, management makes the following assertions:

●	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

●
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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers.  The information regarding our directors and executive officers is incorporated by reference from the information under the headings "Proposal 1: Election of Directors” and “Executive Officers" in our definitive Proxy Statement to be distributed in connection with our 2012 annual meeting of stockholders.

Audit Committee.  Information regarding our audit committee is incorporated by reference from the information under the captions “Committees of Our Board – General” and “Audit Committee” in our definitive Proxy Statement to be distributed in connection with our 2012 annual meeting of stockholders.

Audit Committee Financial Expert.  Information about our Board of Directors' determination as to whether the Company has a financial expert serving on its audit committee is incorporated by reference from the information under the caption "Committees of Our Board –– Audit Committee –– Audit Committee Financial Expert" in our definitive proxy statement to be distributed in connection with our 2012 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance. Information regarding compliance by our directors, executive officers and principal stockholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be distributed in connection with our 2012 annual meeting of stockholders.

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

ITEM 11.   EXECUTIVE COMPENSATION

Information regarding compensation paid or provided to our executive officers and directors is incorporated by reference from the information under the headings “Executive Compensation,” and “Director Compensation” in our definitive Proxy Statement to be distributed in connection with our 2012 annual meeting of stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities.  Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal stockholders is incorporated by reference from the information under the caption “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be distributed in connection with our 2012 annual meeting of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.  Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference from Item 5.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding transactions between us and our directors and executive officers is incorporated by reference from the information under the caption  “Transactions with Related Persons” of our definitive Proxy Statement to be distributed in connection with our 2012 annual meeting of stockholders.

Information regarding our independent directors is incorporated by reference from the information under the caption “Corporate Governance – Director Independence” in our definitive Proxy Statement to be distributed in connection with our 2012 annual meeting of stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption “Services and Fees During 2011 and 2010” in our definitive Proxy Statement to be distributed in connection with our 2012 annual meeting of stockholders.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements. The following financial statements are included in Item 8 of this Report:

●	Reports of Independent Registered Public Accounting Firms
●	Consolidated Balance Sheets as of December 31, 2011 and 2010
●	Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010
●	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2011 and 2010
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
●	Notes to Financial Statements – December 31, 2011 and 2010

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

1ST FINANCIAL SERVICES CORPORATION

Date: March 29, 2012	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Mayer	Director, Chief Executive Officer	March 29, 2012
Michael G. Mayer	(Principal Executive Officer)

/s/ Holly L. Schreiber	Executive Vice President and Chief Financial Officer	March 29 2012
Holly L. Schreiber	(Principal Financial Officer)

/s/ Mary K. Dopko	Senior Vice President and Controller	March 29 2012
Mary K. Dopko	(Principal Accounting Officer)

/s/ Bradley B. Schnyder	Director	March 29, 2012
Bradley B. Schnyder

/s/ William H. Burton	Chairman and Director	March 29, 2012
William H. Burton

/s/ Michael D. Foster	Director	March 29, 2012
Michael D. Foster

/s/ James C. Kirkpatrick	Director	March 29, 2012
James C. Kirkpatrick

/s/ Van F. Phillips	Director	March 29, 2012
Van F. Phillips

/s/ Vincent K. Rees	President and Director	March 29, 2012
Vincent K. Rees

EXHIBITS

Exhibit Number	Description

3.01	Registrant’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.01 to the Annual Report on Form 10-K filed with the SEC on March 27, 2009)

3.02	Registrant’s Bylaws, as amended (incorporated herein by reference to Exhibit 3.02 the Current Report on Form 8-K filed with the SEC on May 30, 2008)

3.03	Articles of Amendment (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2010)

4.01	Form of Certificate for the Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

4.02	Warrant dated November 14, 2008, for the purchase of shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

10.01*
Split Dollar Insurance Plan, Election Form, and Policy Endorsement between the Bank and Mary K. Dopko (incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.02*	Salary Continuation Agreement between the Bank and Vincent K. Rees (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.03*	Salary Continuation Agreement between the Bank and Peggy H. Denny (incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.04*	2004 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.05*	Amendment No. 1 to the 2004 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.06*
Form of Employee Stock Option Agreement relative to the 2004 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.07*	2004 Director Stock Option Plan (incorporated herein by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.08*	Amendment No. 1 to 2004 Director Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.09*
Form of Director Stock Option Agreement relative to 2004 Director Stock Option Plan (incorporated herein by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the SEC on May 30, 2008)

10.10*	2008 Omnibus Equity Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 1, 2008)

10.11*	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 1, 2008)

10.12*
Form of Indemnification Agreement by and between the Registrant and each of its directors, and two of its officers, Kirk P. Robinson and Peggy H. Denny (incorporated by reference to Exhibit 10(xv) to the Current Report on Form 8-K filed with the SEC on August 1, 2008)

10.13*	Employment Agreement between Registrant and the Bank, and Peggy H. Denny (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

10.14*	Employment Agreement between Registrant and the Bank, and Vincent K. Rees (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

10.15
Letter Agreement dated November 14, 2008, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

10.16*	Amended Endorsement Split Dollar Agreement between the Bank and Vincent K. Rees (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 2, 2009)

10.17*	Amended Endorsement Split Dollar Agreement between the Bank and Peggy H. Denny (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 2, 2009)

10.18*	Employment Agreement between Registrant and the Bank, and Michael G. Mayer (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on January 20, 2010)

10.19
Stipulation to the Issuance of a Consent Order between the Bank, and the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2010)

10.20
Lease agreement dated December 15, 2005, between the Bank and Great Meadows, Inc. with which Director Van F. Phillips is a principal officer and which relates to the Bank’s Marion branch office (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on March 30, 2010)

10.21*	Employment Agreement between Registrant and the Bank, and Holly L. Schreiber (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2010)

10.22
Stipulation and Consent to the Issuance of an Order to Pay Civil Money Penalty and Order to Pay a Civil Money Penalty (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2010)

10.23	Written Agreement between the Company and the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2010)

21.01	List of Subsidiaries (filed herewith)

23.01	Consent of Brown Edwards & Company, LLP (filed herewith)

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer (filed herewith)

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber (filed herewith)

32.01	Rule 1350 Certifications (filed herewith)

99.01	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (filed herewith)

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements**.

*management contracts and compensatory arrangements

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.