Form 10-Q
period 2012-03-31
1st Financial Services CORP
filed 2012-05-14
CIK 1434743

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

1ST FINANCIAL SERVICES CORPORATION
(Exact name of the registrant as specified in its charter)

NORTH CAROLINA	000-53264	26-0207901
(State or other Jurisdiction of	(Commission File Number)	(IRS Employer
incorporation or organization)		Identification No.)

101 Jack Street
Hendersonville, North Carolina 28792
(Address of Principal Executive Office)

  (828) 697-3100
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑

Common Stock, $5 par value
5,190,283 shares outstanding as of May 10, 2012

1st Financial Services Corporation

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1st Financial Services Corporation
Consolidated Balance Sheets
March 31, 2012 (Unaudited) and December 31, 2011

	March 31	December 31
(dollars in thousands, except share and per share data)	2012	2011
Assets
Cash and noninterest-bearing bank deposits	$15,033	$15,579
Due from Federal Reserve Bank	25,785	16,170
Interest-bearing deposits with banks	5,179	5,554
Total cash and cash equivalents	45,997	37,303
Investment securities available for sale	211,839	195,485
Investment securities held to maturity (fair value of $1,250
at March 31, 2012 and $4,378 at December 31, 2011)	1,250	4,167
Restricted equity securities	4,091	3,903
Loans held for sale	4,796	8,694
Portfolio loans	400,534	418,902
Allowance for loan losses	(10,414)	(10,650)
Net portfolio loans	390,120	408,252
Bank-owned life insurance	13,051	12,952
Property and equipment, net	4,810	4,942
Accrued interest receivable	2,692	2,721
Foreclosed real estate	18,854	19,333
Other assets	2,682	2,273
Total assets	$700,182	$700,025

Liabilities and Stockholders’ Equity
Liabilities
Demand deposits	$78,279	$76,874
NOW accounts	65,164	66,402
Savings deposits	148,312	137,062
Money market accounts	54,780	52,349
Time deposits under $100	163,701	170,633
Time deposits of $100 and greater	166,806	169,324
Total deposits	677,042	672,644
Federal funds purchased and securities sold under agreements to repurchase	571	605
Accrued interest payable	845	1,052
Other borrowings	-	3,952
Other liabilities	3,105	3,230
Total liabilities	681,563	681,483

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized;
16,369 shares issued and outstanding	16,039	15,989
Common stock, $5.00 par value; 35,000,000 shares authorized;
5,190,283 and 5,168,546 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	25,951	25,843
Common stock warrant	1,016	1,016
Additional paid-in capital	17,051	17,173
Retained deficit	(41,711)	(42,245)
Accumulated other comprehensive income	273	766
Total stockholders’ equity	18,619	18,542
Total liabilities and stockholders’ equity	$700,182	$700,025

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Operations
Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31
(dollars in thousands, except per share data)	2012	2011
Interest income
Loans and fees on loans	$5,364	$6,082
Investment securities	1,151	1,004
Due from Federal Reserve Bank	14	21
Interest-earning deposits with banks	15	18
Total interest income	6,544	7,125
Interest expense
Deposits	1,597	2,030
Federal funds purchased and securities sold under
agreements to repurchase	1	2
Other borrowings	-	11
Total interest expense	1,598	2,043
Net interest income	4,946	5,082
Provision for loan loss	1,105	686
Net interest income after provision for loan losses	3,841	4,396
Noninterest income
Service charges on deposit accounts	357	376
Mortgage services revenue	623	570
Other service charges and fees	407	362
Increase in cash surrender value of life insurance	99	107
Gains on sales of investment securities, net	679	9
USDA/SBA loan sale and servicing revenue	564	212
Other income	57	29
Total noninterest income	2,786	1,665
Noninterest expense
Salaries and employee benefits	2,395	2,352
Occupancy	343	368
Equipment	202	245
Advertising	49	52
Data processing and telecommunications	469	503
Deposit insurance premiums	616	550
Professional fees	92	157
Printing and supplies	28	44
Foreclosed assets	1,345	361
Dues and subscriptions	34	49
Postage	52	45
Loan related expense	248	226
Corporate insurance	48	51
Other	122	215
Total noninterest expense	6,043	5,218
Income before income taxes	584	843
Income tax expense	-	241
Net income	584	602
Accretion of preferred stock to redemption value	50	50
Dividends on preferred stock	204	204
Net income available to common stockholders	$330	$348

Basic net income per common share	$0.06	$0.07
Diluted net income per common share	$0.06	$0.07
Basic weighted-average common shares outstanding	5,183,117	5,087,058
Diluted weighted-average common shares outstanding	5,183,117	5,087,058

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31
(dollars in thousands)	2012	2011
Net income	$584	$602
Other comprehensive loss, before tax
Investment securities available for sale
Change in net unrealized gains during the period	(124)	-
Reclassification adjustment included in net income	(679)	(316)
Other comprehensive loss, before tax	(803)	(316)
Benefit for income taxes related to items of other comprehensive loss	(310)	(47)
Other comprehensive loss, net of tax	(493)	(269)
Comprehensive income	$91	$333

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Three Months Ended March 31, 2012 and 2011 (Unaudited)

								Accumulated
								Other
						Additional		Comprehensive
	Common Stock			Preferred Stock		Paid-in	Retained	Income
(dollars in thousands, except share data)	Shares	Amount	Warrant	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, December 31, 2010	5,097,058	$25,485	$1,016	16,369	$15,786	$17,533	$(21,563)	$(925)	$37,332
Common stock cancelled pursuant to restricted stock plan	(15,000)	(75)	-	-	-	63	-	-	(12)
Forfeiture of nonvested stock options	-	-	-	-	-	(40)	-	-	(40)
Compensation expense related to restricted stock plan	-	-	-	-	-	10	-	-	10
Accretion of preferred stock to redemption value	-	-	-	-	50	-	(50)	-	-
Net income	-	-	-	-	-	-	602	-	602
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(269)	(269)
Balance, March 31, 2011	5,082,058	$25,410	$1,016	16,369	$15,836	$17,566	$(21,011)	$(1,194)	$37,623

Balance, December 31, 2011	5,168,546	$25,843	$1,016	16,369	$15,989	$17,173	$(42,245)	$766	$18,542
Issuance of common stock pursuant to restricted stock plan	43,244	216	-	-	-	(216)	-	-	-
Forfeiture of vested stock options	(21,507)	(108)	-	-	-	85	-	-	(23)
Compensation expense related to restricted stock plan	-	-	-	-	-	9	-	-	9
Accretion of preferred stock to redemption value	-	-	-	-	50	-	(50)	-	-
Net income	-	-	-	-	-	-	584	-	584
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(493)	(493)
Balance, March 31, 2012	5,190,283	$25,951	$1,016	$16,369	$16,039	$17,051	$(41,711)	$273	$18,619

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31
(dollars in thousands)	2012	2011
Cash flows from operating activities
Net income	$584	$602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225	280
Provision for loan losses	1,105	686
Deferred income taxes	-	316
Amortization of premium on securities, net of discount accretion	353	133
Origination of held-for-sale loans	(21,295)	(21,554)
Proceeds from sales of held-for-sale loans	25,728	29,698
Net gains on sales of investment securities	(679)	(9)
Net gains on sales of USDA and SBA loans	(481)	(201)
Net gains on sales of held-for-sale loans	(535)	(514)
Net loss on sale of foreclosed real estate	201	305
Net gains on sale of repossessed assets	(52)	-
Net loss on sale or disposal of equipment	35	1
Stock compensation expense (benefit)	(14)	(42)
Writedown of foreclosed real estate	267	-
Writedown of repossessed assets	467	-
Increase in cash surrender value of bank-owned life insurance	(99)	(107)
Changes in assets and liabilities:
Accrued interest receivable	29	3
Other assets	(113)	2,376
Accrued interest payable	(207)	(453)
Other liabilities	864	(63)
Net cash provided by operating activities	6,383	11,457
Cash flows from investing activities
Purchases of investment securities available for sale	(51,335)	(11,434)
Sales of investment securities available for sale	15,197	-
Maturities of investment securities available for sale	4,553	2,650
Calls of investment securities available for sale	16,992	13,791
Maturities of investment securities held to maturity	-	50
Purchases of restricted equity securities	(188)	-
Proceeds from sale of foreclosed real estate	1,525	1,298
Proceeds from sale of repossessed assets	1,833	-
Net decrease in loans	13,450	2,764
Purchases of property and equipment	(128)	(2)
Net cash provided by investing activities	1,899	9,117
Cash flows from financing activities
Net increase (decrease) in deposits	4,398	(790)
Net increase (decrease) in securities sold under agreements
to repurchase and federal funds purchased	(34)	164
Repayment of FHLB advances	(3,952)	-
Net decrease in other borrowings	-	(3,619)
Net cash provided (used) by financing activities	412	(4,245)
Net increase in cash and cash equivalents	8,694	16,329
Cash and cash equivalents, beginning of year	37,303	57,398
Cash and cash equivalents, end of year	$45,997	$73,727

Supplemental disclosure of cash flow information
Transfer of loans to foreclosed real estate	$1,514	$231
Transfer of loans to repossessed assets	2,544	-
Transfer of loans to held-to-maturity securities	-	1,250
Sales of nonaccrual loans	-	969
Transfer of held-to-maturity securities to available-for-sale securities	2,917	-

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

1st Financial Services Corporation (1st Financial  or the  Company), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is the parent company for Mountain 1st Bank & Trust Company (the  Bank).  The Company essentially has no other assets or liabilities other than its investment in the Bank.  Clear Focus Holdings LLC, is a wholly owned real estate holdings subsidiary of the Bank.  The Company is regulated, supervised, and examined by the Board of Governors of the Federal Reserve System (the Federal Reserve).  The Company’s business activity consists of directing the activities of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements.  In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of the Company as of March 31, 2012, its results of operations for the three-month periods ended March 31, 2012 and 2011 and its cash flows and changes in stockholders’ equity and other comprehensive income for the three-month periods ended March 31, 2012 and 2011.

Management believes all interim period adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011, contained in the Company’s filing on Form 10-K with the Securities and Exchange Commission.  The accounting policies of the Company and the Bank follow generally accepted accounting principles and practices within the financial services industry.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

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

Reclassifications

Certain amounts in the 2011 consolidated financial statements were reclassified to conform to the 2012 presentation.  These reclassifications had no effect on shareholders’ equity or results of operations as previously presented.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Codification (ASC) was amended by Accounting Standards Update (ASU) 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments were effective for the Company on January 1, 2012, and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012, and had no effect on the financial statements.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company on January 1, 2012, and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income, consistent with the presentation requirements in effect prior to the amendments, while the Financial Accounting Standards Board (FASB) redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 2 - Enforcement Actions and Going Concern Considerations

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

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

Although the Company neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Written Agreement, which requires it to undertake a number of actions, including, among other things that the Company or its Board of Directors shall:

●	take appropriate steps to fully utilize the Company’s financial and managerial resources, to serve as a source of strength to the Bank.

●	not declare or pay any dividends with approval.

●	not directly or indirectly take dividends from the Bank without approval

●	not directly or indirectly, incur, increase, or guarantee any debt without approval.

●	not directly or indirectly, purchase or redeem any shares of its stock without approval.

●	comply with the notice provisions of the Federal Deposit Insurance Act (the FDI Act) and Regulation Y of the Federal Reserve related to changes in executive officers and compensation matters.

●	submit a written capital plan that is acceptable to the FRB, implement the approval plan, and thereafter fully comply with it.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

The Company and the Bank have taken and continue to take action to respond to the issues raised in the Consent Order and the Written Agreement.

Going Concern Considerations. The going concern assumption is a fundamental principle in the preparation of financial statements.  It is the responsibility of management to assess the Company’s ability to continue as a going concern.  In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, 12 months from the balance sheet date.  The Bank has suffered recurring losses that have eroded regulatory capital ratios during the past three years, resulting from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The effects of the economic downturn have been particularly severe during the last 30 months.  The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio, as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank.  As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011.  For 2011, the Bank recorded a $15.8 million provision to increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the risk inherent in the loan portfolio as of December 31, 2011.  Nevertheless, given the current economic climate, management recognizes the possibility of further deterioration in the loan portfolio during 2012.  For 2011, the Bank recorded net loan charge-offs of $21.4 million, or 4.66% of average loans, as compared to net loan charge-offs of $24.5 million, or 4.71% of average loans, for 2010.

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

The Company relies on dividends from the Bank as its primary source of liquidity.  The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends.  In addition, the terms of the Consent Order described above further limits the Bank’s ability to pay dividends to the Company to satisfy its funding needs.  Management believes the Bank's liquidity sources are adequate to meet its needs for at least the next 12 months, but if the Bank is unable to meet its liquidity needs, then the Bank may be placed into federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.

The Company will also need to raise substantial additional capital to increase capital levels to meet the standards set forth by the Consent Order and Written Agreement.  There can be no assurances the Company will be successful in its efforts to raise additional capital in 2012 or at all.  Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

Note 3 - Restrictions on Cash

The Company is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Company or on deposit with the Federal Reserve Bank.  At March 31, 2012 and December 31, 2011, all required reserves were met by the Company’s vault cash.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

At March 31, 2012 and December 31, 2011, cash and cash equivalents totaling $7.0 million and $6.9 million, respectively, were pledged as collateral against the Bank’s check clearing and debit card activity.

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

Available-for-Sale Securities
(in thousands)
	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$29,088	$206	$179	$29,115
Government-sponsored enterprises	96,225	185	515	95,895
Mortgage-backed securities	86,081	798	50	86,829
Total	$211,394	$1,189	$744	$211,839

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$18,182	$147	$114	$18,215
Government-sponsored enterprises	86,230	518	13	86,735
Mortgage-backed securities	89,825	844	134	90,535
Total	$194,237	$1,509	$261	$195,485

At March 31, 2012 and December 31, 2011, investment securities with an amortized cost of $29.6 million and $28.8 million and a fair value of $29.7 million and $29.2 million, respectively, were pledged as collateral for lines or credit, securities sold under agreements to repurchase, and other banking purposes.  During the three months ended March 31, 2012, proceeds from sales of investment securities were $15.2 million with gains recognized on the sales of $679,000.  No losses on sales of investment securities were recognized during the period.  U.S. government-sponsored securities totaling $17.0 million were called during the first quarter of 2012.  During the 2011 first quarter, there were no sales of investment securities.  During that period, U.S. government-sponsored securities totaling $13.8 million were called.  Because these securities were purchased at a discount, the Company recognized a $9,000 gain when the securities were called.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Held-to-maturity securities are bonds, notes and debentures, for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity or call date.  During the first quarter of 2012, held-to-maturity securities with an amortized cost of $2.9 million and fair value of $3.2 million were transferred to available-for-sale. Investments in held-to-maturity securities are as follows:

Held-to-Maturity Securities
(in thousands)
	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other debt securities	$1,250	$-	$-	$1,250
Total	$1,250	$-	$-	$1,250

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$2,917	$211	$-	$3,128
Other debt securities	1,250	-	-	1,250
Total	$4,167	$211	$-	$4,378

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value.  Related write-downs are included in earnings as realized losses.  During the three months ended March 31, 2012 and 2011, the Company experienced no declines in the value of securities that were considered to be other than temporary in nature.

The following table details the gross unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position.

Available-for-Sale Securities - Temporarily Impaired
(in thousands)
	March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$7,995	$72	$2,288	$107	$10,283	$179
Government sponsored enterprises	57,472	515	-	-	57,472	515
Mortgage-backed securities	13,716	50	-	-	13,716	50
Total	$79,183	$637	$2,288	$107	$81,471	$744

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$3,303	$1	$2,305	$113	$5,608	$114
Government sponsored enterprises	6,985	13	-	-	6,985	13
Mortgage-backed securities	17,421	134	-	-	17,421	134
Total	$27,709	$148	$2,305	$113	$30,014	$261

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

As of March 31, 2012 and December 31, 2011, a total of three individual U.S. government agency securities (two U.S. Department of Agriculture securities and one Small Business Administration security) were in a continuous loss position for 12 months or more.  The Company has the ability and intent to hold these three securities until such time as the value recovers or the security matures.  The Company believes, based on their credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered to be other than temporary.

No held-to-maturity securities were in an unrealized loss position at March 31, 2012 or December 31, 2011.

The aggregate amortized cost and fair value of available-for-sale and held-to-maturity investment securities by remaining contractual maturity are shown below.  Actual expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations.

Available-for-Sale Investment Securities
(in thousands)
	March 31		December 31
	2012		2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies
Due within one year	$-	$-	$31	$31
Due after one but within five years	123	123	135	134
Due after five but within ten years	-	-	-	-
Due after ten years	28,965	28,992	18,016	18,050
Government-sponsored enterprises
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	51,239	51,244	52,236	52,668
Due after ten years	44,986	44,651	33,994	34,067
Mortgage-backed securities	86,081	86,829	89,825	90,535
Total	$211,394	$211,839	$194,237	$195,485

Held-to-Maturity Investment Securities
(in thousands)
	March 31		December 31
	2012		2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
States and political subdivisions
Due within one year	$-	$-	$100	$100
Due after one but within five years	-	-	401	432
Due after five but within ten years	-	-	200	232
Due after ten years	-	-	2,216	2,364
Other debt securities
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	1,250	1,250	1,250	1,250
Due after ten years	-	-	-	-
Total	$1,250	$1,250	$4,167	$4,378

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Note 5 - Loans

Following is a summary of the major components of loans, excluding loans held for sale.

Loans
(in thousands)
	March 31	December 31
	2012	2011
Real estate:
Construction and development	$81,028	$87,080
1-4 family residential	117,693	117,025
Mutlifamily	5,408	5,818
Nonfarm, nonresidential	151,441	159,120
Total real estate	355,570	369,043
Commercial and industrial	41,867	46,873
Consumer	3,097	2,986
	400,534	418,902
Allowance for loan losses	(10,414)	(10,650)
Total	$390,120	$408,252

At March 31, 2012, the Company had $30.1 million in nonaccruing loans, compared to $33.7 million at December 31, 2011.  The year-to-date foregone interest associated with these loans, which averaged $30.9 million for the three months ended March 31, 2012 and $41.7 million for the comparable period in 2011, was $544,000 and $510,000 for the respective periods.

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

The Company uses a risk grading matrix to assign a risk grade to each of its commercial loans.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of the nine risk grades is as follows:

●
Rating 1 – Extremely Low Risk.  Low Risk assets are of the highest quality with an unquestioned capacity for repayment.  These borrowers are generally international, national, or regional in scope and the debt rating, if available, is AAA (S&P) or Aaa (Moody’s).  The borrower has ready access to all public financing markets.  Management has a demonstrated successful track record and a succession plan is in place for highly qualified replacements.  Financial statements are audited without qualification by reputable CPA firms.  Loans are also considered extremely low risk prime when the collateral consists of properly margined Bank CDs and shorter-term U.S. government securities.

●
Rating 2 – Minimal Risk.  Minimal Risk assets have a history of consistently superior earnings and cash flow.  Very strong liquidity and low leverage.  The balance sheet is well capitalized and the secondary source of repayment is well defined and of unquestioned quality.  These borrowers also have ready access to all public finance markets as evidenced by debt ratings, if available, of AA (S&P) or Aaa (Moody’s).  These assets can also be those secured by properly margined long term U.S. government bonds.

●
Rating 3 – Moderate Risk. Moderate Risk assets have consistently satisfactory earnings and cash flow.  They possess no disclosed weaknesses; however, financial analysis reveals factors such as leverage, liquidity, or debt service to be less than optimal or susceptible to changes in the business cycle.  Access to other financing sources exists and private placement may be possible.  Unqualified audited statements are preferred; however, reviewed statements are also acceptable.  The borrower may not be able to survive a significant downturn; however, the debt is supported by high quality unrestricted liquid collateral.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

●
Rating 4 – Satisfactory Risk.  Satisfactory Risk assets possess adequate earnings, cash flow, leverage, and capital when compared to their industry.  Debt service does not place an undue strain on the business.  The borrower is not strong enough to sustain major financial setbacks.  The asset has a readily apparent weakness such as being relatively new, new management with an unproven track record, low liquidity or equity, volatile profitability and cash flow.  Guarantor(s) and collateral that provide an acceptable and readily quantifiable secondary source of repayment always support these assets.

●
Rating 5 – Acceptable Risk – “Management Watch.”  Acceptable Risk Assets are those that warrant closer than normal attention due to adverse conditions affecting the borrower, the borrowers industry, or the general economic environment.  Above average risk is reflected through erratic earnings and cash flow, inconsistent debt service coverage, or strained liquidity or leverage.  Uncertain events may have taken place such as unanticipated management changes or pending litigation that could have a significant negative impact.  Collateral and/or guarantor(s) adequately protect these assets.

●
Rating 6 – Special Mention.  A Special Mention asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

●
Rating 7 – Substandard.  Loans with a well-defined weakness, some loss may be possible, though not anticipated.  A Substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

●
Rating 8 – Doubtful.  A Doubtful asset has all the weaknesses inherent in an asset classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.   Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.   A substandard credit with 50 percent or more liquidated collateral value shortfall would generally be considered doubtful, unless other substantive credit factors justified otherwise.

●
Rating 9 – Loss.  Assets classified as Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.  Losses are taken in the period in which they determined to be uncollectible.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Commercial loans with a risk rating of 1 through 5 are classified as “Pass” rated credits in the following tables.  Nonrated consumer loans are also classified as “Pass.”  The following is a summary of information pertaining to credit quality.

Loan Analysis by Credit Quality Indicators
(in thousands)
	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Construction and development	$48,698	$16,480	$15,849	$1	$-	$81,028
1-4 family residential	103,417	4,543	8,407	1,326	-	117,693
Multifamily	5,408	-	-	-	-	5,408
Nonfarm, non residential	116,956	13,393	20,980	112	-	151,441
Total real estate loans	274,479	34,416	45,236	1,439	-	355,570
Commercial and industrial	35,291	4,754	1,822	-	-	41,867
Consumer	3,077	-	20	-	-	3,097
Total	$312,847	$39,170	$47,078	$1,439	$-	$400,534

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Construction and development	$56,405	$13,034	$17,639	$2	$-	$87,080
1-4 family residential	102,399	3,101	9,717	1,808	-	117,025
Multifamily	5,818	-	-	-	-	5,818
Nonfarm, non residential	123,852	13,724	21,432	112	-	159,120
Total real estate loans	288,474	29,859	48,788	1,922	-	369,043
Commercial and industrial	37,521	4,917	3,836	599	-	46,873
Consumer	2,962	-	24	-	-	2,986
Total	$328,957	$34,776	$52,648	$2,521	$-	$418,902

The following is a summary loan aging analysis.

Loan Aging Analysis
(in thousands)
	March 31, 2012
					Total
	Past Due and Accruing				Past Due
	30-59 days	60-89 days	90 or more days	Nonaccrual	& Nonaccrual	Current	Total Loans
Construction and development	$231	$-	$-	$7,558	$7,789	$73,239	$81,028
1-4 family residential	674	-	-	10,122	10,796	106,897	117,693
Multifamily	-	-	-	-	-	5,408	5,408
Nonfarm, non residential	332	-	-	11,414	11,746	139,695	151,441
Total real estate loans	1,237	-	-	29,094	30,331	325,239	355,570
Commercial and industrial	2,622	9	-	978	3,609	38,258	41,867
Consumer	2	-	-	25	27	3,070	3,097
Total loans	$3,861	$9	$-	$30,097	$33,967	$366,567	$400,534

	December 31, 2011
					Total
	Past Due and Accruing				Past Due
	30-59 days	60-89 days	90 or more days	Nonaccrual	& Nonaccrual	Current	Total Loans
Construction and development	$4,304	$180	$-	$9,243	$13,727	$73,353	$87,080
1-4 family residential	524	180	-	11,994	12,698	104,327	117,025
Multifamily	-	-	-	-	-	5,818	5,818
Nonfarm, non residential	187	-	-	8,847	9,034	150,086	159,120
Total real estate loans	5,015	360	-	30,084	35,459	333,584	369,043
Commercial and industrial	849	-	-	3,597	4,446	42,427	46,873
Consumer	13	-	-	39	52	2,934	2,986
Total loans	$5,877	$360	$-	$33,720	$39,957	$378,945	$418,902

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

The following tables outline the changes in the allowance for loan losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at March 31, 2012 and December 31, 2011.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
(in thousands)
	As of and for the Quarter Ended March 31, 2012
	Construction & Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$6,463	$1,553	$52	$-	$1,277	$1,182	$92	$31	$10,650
Provision for loan losses	100	1,023	(3)	-	45	(69)	46	(37)	1,105
Charge-offs	(477)	(844)	-	-	(112)	(47)	(28)	-	(1,508)
Recoveries	97	23	-	-	-	45	2	-	167
Ending balance	$6,183	$1,755	$49	$-	$1,210	$1,111	$112	$(6)	$10,414

Ending allowance balance for loans individually evaluated for impairment	$2,080	$143	$-	$-	$247	$101	$2	$-	$2,573

Ending allowance balance for loans collectively evaluated for impairment	$4,103	$1,612	$49	$-	$963	$1,010	$110	$(6)	$7,841

Loans Receivable
Total period-end balance	$81,028	$117,693	$5,408	$-	$151,441	$41,867	$3,097	$-	$400,534
Balance of loans individually evaluated for impairment	$17,533	$13,748	$-	$-	$23,187	$1,531	$50	$-	$56,049
Balance of loans collectively evaluated for impairment	$63,495	$103,945	$5,408	$-	$128,254	$40,336	$3,047	$-	$344,485

	As of and for the Year Ended December 31, 2011
	Construction & Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$8,499	$4,371	$35	$12	$1,798	$1,412	$64	$-	$16,191
Provision for loan losses	7,409	2,088	17	(12)	1,506	4,714	62	31	15,815
Charge-offs	(9,537)	(4,918)	-	-	(2,035)	(5,098)	(48)	-	(21,636)
Recoveries	92	12	-	-	8	154	14	-	280
Ending balance	$6,463	$1,553	$52	$-	$1,277	$1,182	$92	$31	$10,650

Ending allowance balance for loans individually evaluated for impairment	$2,152	$185	$-	$-	$284	$110	$2	$-	$2,733

Ending allowance balance for loans collectively evaluated for impairment	$4,311	$1,368	$52	$-	$993	$1,072	$90	$31	$7,917

Loans Receivable
Total period-end balance	$87,080	$117,025	$5,818	$-	$159,120	$46,873	$2,986	$-	$418,902
Balance of loans individually evaluated for impairment	$19,081	$14,795	$-	$-	$23,662	$4,152	$51	$-	$61,741
Balance of loans collectively evaluated for impairment	$67,999	$102,230	$5,818	$-	$135,458	$42,721	$2,935	$-	$357,161

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

The following table summarizes information relative to impaired loans.

Impaired Loan Schedule
(in thousands)
	March 31, 2012
	Construction and	1-4 Family	Nonfarm	Commercial
	Development	Residential	Nonresidential	and Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$12,560	$11,953	$20,521	$1,147	$-	$46,181
Unpaid principal balance	18,227	16,775	22,108	2,897	-	60,007
Related allowance	-	-	-	-	-	-
Average recorded investment	13,080	12,930	19,845	1,147	-	47,002
Interest income recognized	77	123	178	11	-	389
With an allowance recorded
Recorded investment	$4,973	$1,796	$2,665	$384	$50	$9,868
Unpaid principal balance	5,126	1,799	4,572	387	50	11,934
Related allowance	2,080	143	247	101	2	2,573
Average recorded investment	4,975	1,800	2,798	390	50	10,013
Interest income recognized	67	18	76	1	-	162
Total
Recorded investment	$17,533	$13,748	$23,187	$1,531	$50	$56,049
Unpaid principal balance	23,353	18,574	26,680	3,284	50	71,941
Related allowance	2,080	143	247	101	2	2,573
Average recorded investment	18,055	14,730	22,643	1,537	50	57,015
Interest income recognized	144	141	254	12	-	551

	December 31, 2011
	Construction and	1-4 Family	Nonfarm	Commercial
	Development	Residential	Nonresidential	and Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$9,767	$12,341	$20,608	$3,759	$-	$46,475
Unpaid principal balance	14,686	16,415	22,075	8,096	-	61,272
Related allowance	-	-	-	-	-	-
Average recorded investment	16,289	15,274	20,822	5,458	-	57,843
Interest income recognized	546	521	984	33	-	2,084
With an allowance recorded
Recorded investment	$9,314	$2,454	$3,054	$393	$51	$15,266
Unpaid principal balance	10,102	2,476	3,054	396	51	16,079
Related allowance	2,152	185	284	110	2	2,733
Average recorded investment	10,172	1,891	3,099	377	10	15,549
Interest income recognized	354	72	173	12	-	611
Total
Recorded investment	$19,081	$14,795	$23,662	$4,152	$51	$61,741
Unpaid principal balance	24,788	18,891	25,129	8,492	51	77,351
Related allowance	2,152	185	284	110	2	2,733
Average recorded investment	26,461	17,165	23,921	5,835	10	73,392
Interest income recognized	900	593	1,157	45	-	2,695

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Included in impaired loans, are troubled debt restructurings (TDRs), which totaled $35.6 million at March 31, 2012, $14.5 million of which were accruing interest at that date.  The allowance for loan losses associated with these loans, on the basis of a current evaluation of loss was $168,000.  At December 31, 2011, impaired loans, determined to be TDRs totaled $40.2 million, $15.8 million of which were accruing interest with an associated allowance of $313,000.

The following tables summarize information relative to loan modifications determined to be TDRs.

Troubled Debt Restructurings
(in thousands, except contracts)
	For the Three Months Ended
	March 31, 2012			At March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction & land development	3	$1,731	$1,427	35	$11,357	$8,585
1-4 family residential	2	370	370	51	17,098	10,934
Nonfarm, nonresidential	-	-	-	26	16,473	15,883
Total real estate loans	5	2,101	1,797	112	44,928	35,402
Commercial and industrial	-	-	-	10	360	152
Consumer	-	-	-	1	51	50
Total loans	5	$2,101	$1,797	123	$45,339	$35,604

Troubled Debt Restructurings by Concession Type
(in thousands, except contracts)
	For the Three Months Ended
	March 31, 2012
	Number of Contracts	Recorded Investment

Rate concessions	-	$-
Term concessions	2	231
Rate and term concessions	-	-
Total rate or term concessions	2	231
Foreclosures	3	1,566
Total concessions	5	$1,797

Troubled Debt Restructurings that Subsequently Defaulted
(in thousands, except contracts)
	For the Three Months Ended
	March 31, 2012
	Number of Contracts	Recorded Investment

Construction & land development	5	$173
1-4 family residential	-	-
Nonfarm, nonresidential	2	1,646
Total real estate loans	7	1,819
Commercial and industrial	-	-
Total loans	7	$1,819

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

The following table provides information about the Bank’s nonperforming assets as of March 31, 2012 and December 31, 2011.

Nonperforming Assets
(dollars in thousands)
	March 31	December 31
	2012	2011
Nonaccrual loans	$30,096	$33,720
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	30,096	33,720
Foreclosed real estate	18,854	19,333
Repossessed assets	1,913	1,617
Total nonperforming assets	$50,863	$54,670

Allowance for loan losses	$10,414	$10,650

Nonperforming loans to period-end loans,
excluding loans held for sale	7.51%	8.05%

Allowance for loan losses to period-end loans,
excluding loans held for sale	2.60%	2.54%

Nonperforming assets as a percentage of:
Loans and foreclosed assets	12.07%	12.43%
Total assets	7.26%	7.81%

Ratio of allowance for loan losses to nonperforming loans	34.6%	31.6%

Note 6 - Foreclosed Real Estate and Repossessed Assets

The following table summarizes the activity in foreclosed real estate for the three months ended March 31, 2012 and the year ended December 31, 2011.

Foreclosed Real Estate
(in thousands)
	March 31	December 31
	2012	2011
Balance at beginning of year	$19,333	$7,314
Additions from loans	1,514	11,828
Additions from investment in real estate partnership	-	6,356
Sales	(1,726)	(3,088)
Writedowns	(267)	(3,077)
Balance at end of period	$18,854	$19,333

The following table shows the composition of foreclosed real estate.

(in thousands)
	March 31	December 31
	2012	2011
Construction and development	$15,013	$15,151
1-4 family residential	1,256	1,477
Nonfarm, nonresidential	2,585	2,705
Balance at end of period	$18,854	$19,333

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

The following table summarizes the activity in repossessed assets for the three months ended March 31, 2012 and the year ended December 31, 2011.  Repossessed assets are included in Other assets in the Consolidated Balance Sheets.

Repossessed Assets
(in thousands)
	March 31	December 31
	2012	2011
Balance at beginning of year	$1,617	$7
Additions from loans	2,544	1,617
Sales	(1,781)	(7)
Writedowns	(467)	-
Balance at end of period	$1,913	$1,617

At March 31, 2012, repossessed assets were comprised of four aircraft, two of which were added during the first three months of 2012. At December 31, 2011, three aircraft comprised the balance in repossessed personal property.

Note 7 - Restricted Equity Securities

The Bank, as a member institution is required to own stock in the Federal Home Loan Bank of Atlanta (FHLB).  No ready market exists for this stock and it has no quoted market value; however, redemption of this stock has historically been at par.  At March 31, 2012 and December 31, 2011, the Bank owned $2,088,600 in FHLB stock.  As of March 31, 2012, the Bank maintained an investment in FHLB stock which was $1,039,000 in excess of the minimum amount required by the FHLB.  As the FHLB redeems stock at its discretion, only $359,000 of the excess stock was redeemed in April 2012.  Also included in restricted equity securities at March 31, 2012 and December 31, 2011, was an investment in the Senior Housing Crime Prevention Fund of $500,000, an investment in Pacific Coast Bankers Bank stock of $102,000, and an investment in Capital South Partners, LLC (a Small Business Investment Corporation), which totaled $1.4 million at March 31, 2012, compared to $1.2 million at December 31, 2011.

Note 8 - Time Deposits

Time deposits totaled $330.5 million at March 31, 2012, compared to $340.0 million at December 31, 2011.  Of that total, time deposits in denominations of $100,000 or more were $166.8 million and $169.3 million at March 31, 2012 and December 31, 2011, respectively.  Interest expense on deposits of $100,000 or more aggregated $567,000 and $746,000 for the three months ended March 31, 2012 and 2011, respectively.  Time deposits maturing subsequent to March 31, 2012, are as follows:

(in thousands)
Maturing in	Amount
2012	$224,418
2013	72,834
2014	10,753
2015	8,236
2016	12,736
2017	1,530
$330,507

At March 31, 2012 and December 31, 2011, the Company had $1.8 million and $2.6 million, respectively, in brokered certificates of deposit.  Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposits), unless it first receives an appropriate waiver from the FDIC.  Accordingly, as brokered certificates of deposit mature, the certificates are not being rolled over into another certificate.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Note 9 - Borrowings

Information related to the Company’s borrowings is summarized below.

(dollars in thousands)
	March 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Advances from the Federal Home Loan Bank	$-	-%	$3,952	0.51%
Securities sold under agreements to repurchase	571	0.28%	605	0.29%
Total	$571	0.28%	$4,557	0.48%

Note 10 - Income Taxes

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  A valuation allowance is recognized against deferred tax assets when, based on the consideration of all available evidence using a more likely that not criteria, it is determined that some portion of these tax benefits may not be realized.  This assessment requires consideration of all sources of taxable income available to realize the deferred tax asset including taxable income in prior carryback years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards.  The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources.  The presence of cumulative losses in recent years is considered significant negative evidence, making it difficult for a company to rely on future taxable income, exclusive of reversing temporary differences and carryforwards, as a reliable source of taxable income to realize a deferred tax asset.  Judgment is a critical element in making this assessment.

During 2010, the Company reached a three-year cumulative pre-tax loss position and at that time, recorded a partial valuation allowance in the amount of $4.0 million.  During 2011, based upon additional losses and the weighting ascribed to this evidence, the Company determined that a full valuation allowance was necessary under the accounting standards and established an allowance totaling $18.0 million to reflect its estimate of net realizable value as of the financial statement date.  As of March 31, 2012, the valuation allowance totaled $17.8 million.

Pursuant to accounting pronouncement ASC 740-10, the Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns.  Based on its evaluation of these tax positions for its open tax years, the Company has not recorded any tax liability or uncertain tax positions as of March 31, 2012 and December 31, 2011.  Federal tax returns have been examined by the Internal Revenue Service through 2008.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Note 11 - Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)
	Three Months Ended March 31
	2012	2011

Balance at beginning of the period	$10,650	$16,191
Provision for loan losses	1,105	686
Charge-offs
Construction and development	477	2,096
1-4 family residential	844	297
Nonfarm, non residential	112	32
Total real estate	1,433	2,425
Commercial	47	573
Consumer	28	17
Total charge-offs	1,508	3,015
Recoveries
Construction and development	97	-
1-4 family residential	23	3
Total real estate	120	3
Commercial	45	36
Consumer	2	4
Total recoveries	167	43
Net charge-offs	1,341	2,972
Balance at end of period	$10,414	$13,905
Average loans, excluding loans held for sale	$412,275	$481,768
Period end loans, excluding loans held for sale	$400,534	$479,179
Net charge-offs to average loans,
excluding loans held for sale (1)	1.31%	2.50%
Allowance for loan losses to period end loans,
excluding loans held for sale	2.60%	2.90%

(1) Annualized

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

For the three months ended March 31, 2012, basic weighted-average shares and diluted weighted-average shares outstanding were 5,183,117, equating to basic earnings per share and diluted earnings per share of $0.06 per share for the period.  For the three months ended March 31, 2011, basic weighted-average shares and diluted weighted-average shares outstanding totaled 5,087,058, amounting to basic earnings per share and diluted earnings per share of $0.07 per share for the period.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Additionally, 693,038 shares attributable to outstanding stock options and 276,815 warrants to purchase common stock were excluded from the calculation of net income per share for the three months ended March 31, 2012, because their inclusion was not deemed to be dilutive as their exercise price was greater than the average market price of the common shares.  For the three months ended March 31, 2011, 762,607 shares and 276,815 warrants were excluded from the net income per share calculations for the same reason.

Note 13 - Contingent Liabilities, Commitments, and Uncertainties

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

(in thousands)
	March 31	December 31
	2012	2011
Commitments to extend credit	$40,807	$40,557
Standby letters of credit	288	368
Total	$41,095	$40,925

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

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

Recently, banking regulators have raised concern and have heightened regulatory scrutiny regarding loan portfolios with concentrations of loans collateralized by real estate, particularly commercial real estate (CRE).  They have defined CRE to include construction loans, acquisition and development loans, loans collateralized with tracts of raw land for speculative purposes, any sort of commercial premise unless it is owner occupied and a number of other subcategories.  As of March 31, 2012, approximately 89% of the Bank’s loan portfolio was collateralized by real estate.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (LTV).  Regulatory guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital.  These types of loans totaled $23.5 million at March 31, 2012, representing 124.0% of the Bank’s total risk-based capital. At December 31, 2011, loans in excess of the regulatory loan-to-value ratio limits totaled $28.9 million, or 124.6% of total risk-based capital.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies, government-sponsored enterprises and general obligation municipal securities.  In the opinion of management, there is no concentration of credit risk in the Company’s investment portfolio.

The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

Note 14 - Stock Based Compensation

Stock Option Plans

The Employee Stock Option Plan and the Director Stock Option Plan provide up to 497,110 shares (adjusted for all stock splits) of the Company’s common stock may be issued under each of these plans for a combined total of 994,220 shares.  Options granted under the Employee Stock Option Plan and the Director Stock Option Plan may be vested immediately and expire no more than 10 years from date of grant.  The exercise price for any options granted under these plans is set by the Board of Directors at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split).  No options were granted or exercised under either the Director Stock Option Plan or Employee Stock Option Plan during the three months ended March 31, 2012, during which period 781 options were forfeited.  It is the Company’s policy to issue shares to satisfy option exercises.  The total number of options outstanding at March 31, 2012, was 497,110 in the Director Stock Option Plan and 195,928 in the Employee Stock Option Plan.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

No stock compensation expense was recognized by the Company during the first three months of 2012 related to the vesting of stock options and as of March 31, 2012, there was no unrecognized compensation cost related to outstanding stock options.  During the first three months of 2011, the Company recognized $1,000 in stock compensation expense related to the vesting of stock options while, separately, $12,000 of stock compensation expense was reversed upon the forfeiture of nonvested stock options.  There is no intrinsic value in these stock options as of March 31, 2012, as the exercise prices are greater than the last traded price of the Company's common stock.

A summary of the activity in the Company’s Stock Option Plans and related information for the three months ended March 31, 2012 is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	Outstanding	Price	Outstanding	Price
At January 1, 2012	693,819	$8.31	693,819	$8.31
Options granted	-	-	-	-
Options vested	-	-	-	-
Options forfeited	(781)	13.31	(781)	13.31
At March 31, 2012	693,038	$8.30	693,038	$8.30

Additional information concerning the Company’s Stock Option Plans as of March 31, 2012 is as follows:

				Weighted Average
			Average	Remaining
	Number	Number	Intrinsic	Contractual Life
Exercise Price	Outstanding	Exercisable	Value	(in Years)
$5.63	458,874	458,874	$-	2.24
$13.31	215,858	215,858	-	3.50
$14.08	12,056	12,056	-	3.24
$20.60	6,250	6,250	-	3.67
Total	693,038	693,038	$-	2.66

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Nonvested share activity under the Omnibus Plan for the three months ended March 31, 2012 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2012	115,931	$1.00
Granted	43,244	0.25
Vested	(2,000)	5.52
Forfeited	(21,507)	3.08
Outstanding at March 31, 2012	135,668	$0.68

Compensation expense recognized for nonvested service-based shares totaled $9,000 for the three months ended March 31, 2012 and 2011.  Separately, during the first three months of 2012 and 2011, $22,000 and $40,000, respectively, of stock compensation expense was reversed upon the forfeiture of nonvested service-based shares.  The shares issued vest ratably over three-to-five years.  As of March 31, 2012, there was $35,000 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan.  This cost is expected to be recognized over a remaining weighted-average period of 11.0 months.

Note 15 - Fair Value of Financial Instruments

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument.  In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  The methods and assumptions used to estimate the fair value of each class of financial instrument are summarized in Note 20 of the Company’s filing on Form 10-K for the year ended December 31, 2011.  Changes in assumptions could significantly affect the estimates.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.  Finally, the fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Assets Measured at Fair Value on a Recurring Basis

(in thousands)
	March 31, 2012
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government agencies	$-	$29,115	$-
Government-sponsored enterprises	-	95,895	-
Mortgage-backed securities	-	86,829	-
Total	$-	$211,839	$-

	December 31, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government agencies	$-	$18,215	$-
Government-sponsored enterprises	-	86,735	-
Mortgage-backed securities	-	90,535	-
Total	$-	$195,485	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at March 31, 2012 or December 31, 2011.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Assets Measured at Fair Value on a Nonrecurring Basis

(in thousands)
	March 31, 2012
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and development	$-	$15,453	$-
1-4 family residential	-	13,605	-
Nonfarm, non residential	-	22,940	-
Total impaired real estate loans		51,998
Commercial and industrial	-	1,430	-
Consumer	-	48	-
Total impaired loans	-	53,476	-
Mortgage loans held for sale	-	4,796	-
Foreclosed real estate	-	18,854	-
Total	$-	$77,126	$-

	December 31, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and development	$-	$16,929	$-
1-4 family residential	-	14,610	-
Nonfarm, non residential	-	23,378	-
Total impaired real estate loans		54,917
Commercial and industrial	-	4,042	-
Consumer	-	49	-
Total impaired loans	-	59,008	-
Mortgage loans held for sale	-	8,694	-
Foreclosed real estate	-	19,333	-
Total	$-	$87,035	$-

In the table above, impaired loans are shown net of the related allowance for loan losses.

The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs.

Foreclosed real estate is adjusted to fair value upon foreclosure.  Subsequently, the assets are carried at the lower of carrying value or fair value less costs to sell.  Fair value is based upon independent market prices, fair values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or current appraised value, the Company records the asset as nonrecurring Level 2 inputs.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Mortgage loans held for sale are carried at the lower of cost or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics and accordingly, are considered nonrecurring Level 2 inputs.

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis at March 31, 2012 or December 31, 2011.

There were no transfers of assets measured at fair value between Level 1 and Level 2 measurements during the three months ended March 31, 2012.

Carrying Amounts and Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

The following table presents the carrying values and estimated fair values of the Company’s other financial instruments as of the dates indicated, all of which are considered Level 3 fair value estimates.  These fair value estimates are subject to fluctuation based on the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.  This table excludes financial instruments for which the carrying amount approximates fair value.  Since the fair value is estimated as of the balance sheet date, the amounts that will actually be realized or paid upon settlement or maturity on these instruments could be significantly different. In addition, any income taxes, or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

(in thousands)
	March 31, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial instruments-assets
Loans (1)	$336,644	$337,675	$349,244	$350,401
Financial instruments-liabilities
Deposits	$677,042	$674,128	$672,644	$669,855

(1) includes loans, net, less impaired loans valued based on the underlying collateral

Note 16 - Stockholders’ Equity

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

The Preferred Stock has a preference over the Company’s common stock upon liquidation.  Dividends on the Preferred Stock, if declared, are payable quarterly in arrears.  The Company’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event the Company fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.  In addition, pursuant to the Treasury’s CPP, until all of the Preferred Stock has been redeemed or transferred by the Treasury to third parties, the Company must obtain the consent of the Treasury to raise its common stock dividend or to repurchase any shares of common stock or other preferred stock, with certain exceptions.

Due to insufficient funding at the holding company level and restrictions placed on it under the Consent Order and the Written Agreement, the Company has deferred the payment of the last seven quarterly dividends on the Preferred Stock, with the total amount deferred equaling $1.4 million as of March 31, 2012.  Until the Company pays in full these deferred Preferred Stock dividends, no dividends may be paid on the common stock.

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

The Company’s ability to declare and pay cash dividends will be subject to our Board of Directors’ evaluation of operating results, capital levels, financial condition, future growth plans, general business and economic conditions, tax, and other relevant considerations.  As discussed above, the Company is further limited due to the U.S Treasury’s purchase of its Preferred Stock.

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

As of March 31, 2012, the most recent notification from the Bank’s primary regulator categorized the Bank as “significantly undercapitalized” under the regulatory framework for prompt corrective action.  Since that date, no conditions or events have occurred of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

The table below summarizes the Company and the Bank’s capital ratios.

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total Capital (to Risk-weighted Assets)
Company	$23,536	5.74%	$32,794	8.00%	n/a	n/a
Bank	23,495	5.73%	32,794	8.00%	$40,922	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$18,346	4.48%	$16,397	4.00%	n/a	n/a
Bank	18,306	4.47%	16,397	4.00%	$24,595	6.00%
Tier I Capital (to Average Assets)
Company	$18,346	2.64%	$27,796	4.00%	n/a	n/a
Bank	18,306	2.63%	27,796	4.00%	$34,744	5.00%

As of December 31, 2011
Total Capital (to Risk-weighted Assets)
Company	$23,204	5.41%	$34,328	8.00%	n/a	n/a
Bank	23,219	5.41%	34,328	8.00%	$42,910	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$17,775	4.14%	$17,164	4.00%	n/a	n/a
Bank	17,790	4.14%	17,164	4.00%	$25,746	6.00%
Tier I Capital (to Average Assets)
Company	$17,775	2.48%	$28,701	4.00%	n/a	n/a
Bank	17,790	2.48%	28,701	4.00%	$35,876	5.00%

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
March 31, 2012

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

Because the Company has no separate operations and conducts no business on its own other than owning the Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.

The Bank competes for loans and deposits throughout the markets it serves.  The Bank, like other financial institutions, derives most of its revenue from net interest income, which is the difference between the income it earns on loans and securities minus the interest expense it incurs on deposits and borrowings.

Management has provided the following discussion and analysis to address information about the Company’s financial condition and results of operations, which may not otherwise be apparent from the consolidated financial statements included in this Report.  Reference should be made to those statements for an understanding of the following discussion and analysis.  The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto located herein and in the Company’s filing on Form 10-K for the year ended December 31, 2011.

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Those statements may be identified by the use of terms such as “may,” “will,” “should,” “could,” “plans,” “intends,” “anticipates,” “expects”, “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) there is substantial doubt about the ability of 1st Financial to continue as a going concern; (2) 1st Financial and its subsidiary, Mountain 1st Bank and Trust Company (the Bank) may be subject to additional, heightened enforcement actions, and ultimately the Bank may be placed under conservatorship or receivership if we do not raise additional capital or otherwise comply with the Consent Order (the Consent Order) with the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks (the Commissioner) and the Written Agreement (the Written Agreement) with the Federal Reserve Bank of Richmond (Federal Reserve Bank), or if our condition continues to deteriorate; (3) we need to raise additional capital in the future in order to satisfy regulatory requirements, but that capital may not be available when it is needed; (4) the impact of the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain; (5) competitive pressure among depository institutions increases significantly; (6) further credit quality deterioration, which could cause an increase in the provisions for loan losses; (7) general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are worse than expected; (8) regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank; (9) revenues are lower than expected; (10) the availability of and/or an unexpectedly high cost of additional capital; (11) the effects of the Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums and assessments; (12) the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (13) volatility in the credit or equity markets and its effect on the general economy; (14) demand for the products or services of the Company, as well as its ability to attract and retain qualified people; (15) our failure to meet the capital ratio requirements in the Stipulation to the Issuance of Consent Order (the Stipulation)  agreeing to the issuance of a Consent Order (the Consent Order) with the FDIC and the North Carolina Commissioner of Banks (the Commissioner); (16) our failure to comply with the terms of the Written Agreement (the Written Agreement) between the Company and the Federal Reserve Bank of Richmond (the Federal Reserve Bank), including but not limited to the requirement to submit written capital plans to the Federal Reserve Bank; (17) the effect of other requirements in the Consent Order and the Written Agreement to which we are subject and any further regulatory actions; (18) the costs and effects of legal, accounting and regulatory developments and compliance, including the Consent Order and the Written Agreement; and (19) premiums for D&O insurance may increase: we may be unable to renew our D&O insurance policy on acceptable terms. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 29, 2012 (the Annual Report).  The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

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

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

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

●	the Bank will implement internal routine and control policies addressing concerns raised by its supervisory authorities and designed to enhance its safe and sound operation.

●	within 90 days of the Consent Order, the Bank will implement a comprehensive internal audit program and cause an effective system of internal and external audits to be in place.

●	the Bank will implement a policy for managing its “owned real estate”.

●
the Bank will forebear from soliciting and accepting “brokered deposits” unless it first receives an appropriate waiver from the FDIC; and will comply with restrictions issued by the FDIC on the effective yields of deposit products offered by, among others, banks subject to consent orders.

●	a limit upon growth of 10% per year will be observed by the Bank.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

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

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

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

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

"Significantly Undercapitalized" Capital Category

At March 31, 2012,, the Bank was deemed "significantly undercapitalized".  As such, the Bank is subject to the restrictions in Section 38 of the FDI Act and the related FDIC rules and regulations that apply to "significantly undercapitalized" institutions, including restrictions on:

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

Going Concern Considerations

As discussed in Item 7 of the Company’s filing on Form 10-K for the year ended December 31, 2011 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations", and in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses that have eroded regulatory capital ratios, and the Bank is under a Consent Order that requires, among other provisions, capital ratios to be maintained at certain heightened levels.  In addition, the Company is under a Written Agreement that requires, among other provisions, the submission of a capital plan to improve the Company’s and the Bank’s capital levels.  As of March 31, 2012, both the Bank and the Company are considered “significantly undercapitalized” based on their respective regulatory capital levels.  These considerations raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans are further discussed in Note 2 to the accompanying consolidated financial statements.  These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

Prompt Corrective Action

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

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

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

At March 31, 2012, the Bank was deemed "significantly undercapitalized".  As such, the Bank is subject to certain restrictions, as discussed under “"Significantly Undercapitalized" Capital Category" in Item 1.

Regulatory Reform

Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act).  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law.  The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions, including 1st Financial and the Bank.  The Dodd-Frank Act contains provisions that have, among other things, established a Bureau of Consumer Financial Protection, established a systemic risk regulator, consolidated certain federal bank regulators, and imposed increased corporate governance and executive compensation requirements.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress.  The federal agencies are given significant discretion in drafting and implementing regulations.  Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2012 and thereafter.  Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

Our significant accounting policies are discussed in Note 1 to the audited consolidated financial statements for the year ended December 31, 2011, contained in the Company’s Annual Report on Form 10-K.  Of those significant accounting policies, we have determined that accounting for our allowance for loan losses, foreclosed real estate, the realization of our deferred tax asset, and the determination of fair value of financial instruments are deemed critical because of the valuation techniques used and the sensitivity of the amounts recorded in our consolidated financial statements to the methods, assumptions, and estimates underlying these balances.  Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available.  Reference should be made to the Annual Report for a detailed discussion of these critical accounting policies.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history.  Unemployment is at record levels and both residential and commercial real estate values have been adversely impacted.  With the slowing economy, falling real estate values and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality.  Continued weakness in the Western North Carolina real estate market was the primary reason for the Company’s providing an increase to the allowance for loan losses of $15.8 million and $12.5 million in 2011 and 2010, respectively.  For the three-month period ended March 31, 2012, provisions for loan losses totaled $1.1 million with net charge-offs totaling $1.3 million.  Although we have experienced some margin improvement, we expect it to moderate in 2012, as we may be unable to reinvest proceeds from loan and security repayments at the same yields.  We also expect to continue to incur increased expense as we manage our troubled assets.  Our markets continue to feel the effects of the recession and we do not foresee substantial improvements in either unemployment or real estate values until late 2012 at the earliest.

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

The Company believes its current base of business is relatively well diversified as is the general economic base of the region as a whole.  The principal concentration identified by management within the Company’s lending portfolio is in loans secured by real estate.  At March 31, 2012, loans collateralized by real estate comprised 89% of the Company’s total loan portfolio.  Management believes concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral.  These include residential, multifamily and both income-producing and owner-occupied commercial properties.  The Company’s loan portfolio includes $81.0 million in loans classified as construction or acquisition and development (of which $44.0 million are land loans) and $151.4 million in loans classified as commercial real estate (CRE), representing 20.2% and 37.8%, respectively of the total portfolio.  By way of comparison, at December 31, 2011, the Company’s loan portfolio included $87.1 million in loans classified as construction or acquisition and development (of which $44.9 million were land loans) and $159.1 million in loans classified as CRE, representing 20.8% and 38.0%, respectively of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios.  At March 31, 2012, loans exceeding regulatory loan-to-value guidelines represented 124.0% of risk-based capital, primarily attributable to lower capital due to losses incurred in the past three years, combined with market value declines on the underlying collateral of the Bank’s real estate loan portfolio.

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

For the first five years of operation, management’s business plan had been predicated upon the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area.  However, due to the current economic environment, management does not expect to continue to open new branch offices to augment the current branch network for the foreseeable future and may close certain offices to improve operating efficiencies.  Instead, management will focus on reducing its nonperforming loan portfolio and its foreclosed real estate holdings, while simultaneously growing existing branches in its primary markets.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

The Company’s primary source of revenue is derived from interest income produced through traditional banking activities such as generating loans and earning interest on securities.  Additional sources of income are derived from fees on deposit accounts, Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) loan originations and sales, and residential mortgage origination services.

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

Financial Overview

The Company’s total assets were $700.2 million at March 31, 2012, an increase of $200,000, from $700.0 million at December 31, 2011.  The Company’s total deposits were $677.0 million at March 31, 2012, an increase of $4.4 million, from $672.6 million at December 31, 2011.  Proceeds from investment security sales and increased customer deposits, along with proceeds from secondary market mortgage loan sales and loan repayments continue to boost cash on deposit with the Federal Reserve Bank at quarter end, providing sufficient liquidity to fund investment security purchases, combined with providing liquidity to meet depositor needs.  Overall growth plans have been purposely slowed in response to the Bank’s asset quality deterioration, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements.  The Company expects slight declines in total assets throughout the remainder of 2012.

Investment securities climbed by $13.4 million, or 6.7%, from $199.7 million at December 31, 2011, to $213.1 million at March 31, 2012.  During the three months ended March 31, 2012, gross loans, excluding loans held for sale, decreased by $18.4 million, or 4.6%, from $418.9 million at December 31, 2011 to $400.5 million at March 31, 2012, as management purposely slowed loan growth in response to current economic conditions.  The Company’s portfolio loan-to-asset ratio decreased from 59.8% at December 31, 2011, to 57.2% at March 31, 2012, principally reflecting an increase in loan repayments over loan production, combined with $1.5 million of gross charge-offs and the transfer of $4.1 million of portfolio loans to foreclosed assets during the first three months of 2012.

During the three months ended March 31, 2012, the Company recorded net income of $584,000, compared to net income of $602,000 for the similar period in 2011.  Net interest income for the three months ended March 31, 2012, decreased slightly to $4.9 million, compared with $5.1 million for the three months ended March 31, 2011, due to the adverse impact of nonaccrual loans, historically low interest rates, and an asset shift from higher yielding loans to lower yielding investment securities.  The Company’s net interest margin increased to 3.05% for the three months ended March 31, 2012, compared with 3.02% for the similar period in 2011, primarily as a result of lower rates on deposits and borrowings.  Provision for loan losses was $1.1 million for the three months ended March 31, 2012, compared to $686,000 for the three-month period ended March 31, 2011.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.  Noninterest income, which primarily includes income from service charges on deposit accounts and mortgage services revenue, for the three months ended March 31, 2012, increased to $2.8 million, compared to $1.7 million recorded during the three-month period ended March 31, 2011, principally due to gains on sales of investment securities and USDA/SBA loan sales of $1.2 million, compared to $221,000 in the year-ago three-month period.  Noninterest expense for the three months ended March 31, 2012, increased to $6.0 million, compared to $5.2 million for the similar period in 2011.  The increase in noninterest expense was driven primarily by significantly higher problem asset management costs and holding costs of and losses on the sale of other real estate owned and repossessed assets.  The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.  The higher problem asset costs were partially offset by strong cost control efforts leading to moderate declines in a majority of operating expense categories.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

Loans

Net loans outstanding, excluding loans held for sale, were $390.1 million at March 31, 2012, compared to $408.3 million on December 31, 2011, a decrease of $18.2 million, or 4.5%.  Before the allowance for loan losses, loans receivable decreased $18.4 million, or 4.4%, from $418.9 million at December 31, 2011, to $400.5 million at March 31, 2012.

Following is a summary of loans, excluding loans held for sale.

Loans
(in thousands)
	March 31	December 31
	2012	2011
Real estate:
Construction and development	$81,028	$87,080
1-4 family residential	117,693	117,025
Mutlifamily	5,408	5,818
Nonfarm, nonresidential	151,441	159,120
Total real estate	355,570	369,043
Commercial and industrial	41,867	46,873
Consumer	3,097	2,986
	400,534	418,902
Allowance for loan losses	(10,414)	(10,650)
Total	$390,120	$408,252

Of our outstanding loans, $13.4 million are loans purchased from Live Oak Bank, a state chartered bank located in Eastern North Carolina that focuses on the origination and servicing of loans to small businesses, primarily small business loans guaranteed by the SBA.  Although the Bank has not purchased loans from Live Oak Bank since mid-2010, the Bank may purchase additional loans in the future.  The Bank also originates, services, and sells USDA and SBA loans on its own.  We expect to continue originating both SBA and USDA loans and management believes such originations will positively impact future earnings.

Management expects loan growth will continue to be muted during the remainder of 2012 and into 2013 as a result of the economic uncertainties that are expected to persist for the foreseeable future.

Deposits

Total deposits at March 31, 2012 were $677.0 million, up $4.4 million from $672.6 million on December 31, 2011.  During the three months ended March 31, 2012, demand deposits increased $1.4 million, money market accounts increased $2.4 million, and savings deposits increased $11.3 million, while interest-bearing checking accounts decreased by $1.2 million and certificates of deposits declined by $9.5 million.  Included in the $9.5 million decrease in certificates of deposit, were $746,000 of internet deposits.  Through our branch network, the Bank continues to attract new depository customers seeking value-added service.  In addition to attracting new core deposit customers, our existing customers, in this low interest rate environment, are exhibiting a preference to maintaining their funds in short-term liquid investments, such as our savings and money market deposit accounts.  As a consequence, customers are often taking the funds from maturing certificates and depositing them into savings, checking, and money market accounts.  Some customers are also beginning to transfer their liquid funds back into the stock markets.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

Borrowings

As of March 31, 2012, the Company had total borrowings of $571,000, compared to $4.6 million at December 31, 2011.  Borrowings from the Federal Home Loan Bank, which totaled $4.0 million at year-end 2011 were paid off in the first quarter of 2012.  Securities sold under agreements to repurchase, the sole component of borrowings at March 31, 2012, were relatively unchanged from year-end 2011.

Stockholders’ Equity

Consolidated stockholders’ equity increased slightly from $18.5 million at December 31, 2011, to $18.6 million at March 31, 2012, representing 2.6% and 2.7% of total assets, respectively.  The Company’s net income of $584,000 million for the three months ended March 31, 2012, partially offset by a $493,000 decrease in net unrealized gains on available-for-sale securities, net of income taxes, were the primary factors contributing to the change.  Book value per common share was $0.50 at March 31, 2012, compared to $0.49 per common share at December 31, 2011.

No cash dividends have been declared on common stock during 2012, and management does not anticipate cash dividends on common stock for the foreseeable future.  Further, the Bank has been unable to upstream funds to the Company to pay the quarterly dividend on its preferred stock due to regulatory disapproval and thus, since August 2010, the Company has deferred the $205,000 quarterly payment of cash dividends on its preferred stock.  As of March 31, 2012, the Company has deferred payment of $1.4 million in preferred dividends.  The Company expects to again defer the $205,000 payment of the preferred dividend in May 2012, in order to preserve capital.

As of March 31, 2012, the Bank’s primary federal regulator categorized the Bank as “significantly undercapitalized” under the regulatory framework for prompt corrective action.  Actual capital amounts and ratios for the Company and the Bank at March 31, 2012 and December 31, 2011, are presented in the following table.

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total Capital (to Risk-weighted Assets)
Company	$23,536	5.74%	$32,794	8.00%	n/a	n/a
Bank	23,495	5.73%	32,794	8.00%	$40,922	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$18,346	4.48%	$16,397	4.00%	n/a	n/a
Bank	18,306	4.47%	16,397	4.00%	$24,595	6.00%
Tier I Capital (to Average Assets)
Company	$18,346	2.64%	$27,796	4.00%	n/a	n/a
Bank	18,306	2.63%	27,796	4.00%	$34,744	5.00%

As of December 31, 2011
Total Capital (to Risk-weighted Assets)
Company	$23,204	5.41%	$34,328	8.00%	n/a	n/a
Bank	23,219	5.41%	34,328	8.00%	$42,910	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$17,775	4.14%	$17,164	4.00%	n/a	n/a
Bank	17,790	4.14%	17,164	4.00%	$25,746	6.00%
Tier I Capital (to Average Assets)
Company	$17,775	2.48%	$28,701	4.00%	n/a	n/a
Bank	17,790	2.48%	28,701	4.00%	$35,876	5.00%

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
March 31, 2012

Asset Quality

Over the course of the past several years, credit quality has deteriorated as real estate markets have been hit with slowing sales and declining prices.  The markets in which the Company operates have also been affected by such downturns.  The longer the current real estate market downturn persists, the more vulnerable sales volume and prices become.

Although management believes the Company appropriately reserved for our problem assets at year-end 2011, we nonetheless continue to experience the effects of asset devaluation in our markets as the economy and businesses struggle to recover.  We have allocated significant resources toward expeditious resolution of our nonperforming loans and those assets we have foreclosed upon.  We anticipate additional provisioning and charge-offs during 2012 to stay ahead of this resolution process.  As of March 31, 2012, nonperforming assets were $50.9 million, down $3.8 million from $54.7 million at December 31, 2011, principally as a result of the movement of troubled assets through the foreclosure process.  As a percentage of period-end portfolio loans and foreclosed assets, nonperforming assets were 12.07% at March 31, 2012, versus 12.43% at year-end 2011.  The allowance for loan losses as a percentage of period-end portfolio loans increased to 2.60% at March 31, 2012, from 2.54% at December 31, 2011.  Management expects the level of nonperforming assets to remain at elevated levels through the remainder of 2012 and into 2013.  The Company has seen its level of loans 30-89 days past due decline in recent months; however, there can be no assurance this trend will continue into the future.  As of March 31, 2012, loans 30-89 days past due were $3.9 million, compared to $6.2 million at December 31, 2011.

The provision for loan losses was $1.1 million for the three months ended March 31, 2012, compared to $686,000 for the similar period in 2011, while net charge-offs were $1.3 million in the 2012 period, compared to net charge-offs of $3.0 million in the 2011 period.  The charge-offs in each period resulted principally from recognition of losses previously reserved for as these loans were worked through the Bank’s asset resolution process.  In addition, as part of this resolution process, management provides for additional losses through increases to its allowance for loan losses.

The following table provides additional information about the Bank’s nonperforming assets.

Nonperforming Assets
(dollars in thousands)
	March 31	December 31
	2012	2011
Nonaccrual loans	$30,096	$33,720
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	30,096	33,720
Foreclosed real estate	18,854	19,333
Repossessed assets	1,913	1,617
Total nonperforming assets	$50,863	$54,670

Allowance for loan losses	$10,414	$10,650

Nonperforming loans to period-end loans,
excluding loans held for sale	7.51%	8.05%

Allowance for loan losses to period-end loans,
excluding loans held for sale	2.60%	2.54%

Nonperforming assets as a percentage of:
Loans and foreclosed assets	12.07%	12.43%
Total assets	7.26%	7.81%

Ratio of allowance for loan losses to nonperforming loans	34.6%	31.6%

Restructured Loans Accruing Interest.  On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreements, has been demonstrated over several payment cycles.  Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions.  Restructured loans totaled $35.6 million at March 31, 2012, compared to $40.2 million at December 31, 2011, of which $14.5 million and $15.8 million were accruing interest at the respective period ends.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

Loan loss experience for the three months ended March 31, 2012 and 2011, is presented below.

(dollars in thousands)
	Three Months Ended March 31
	2012	2011

Balance at beginning of the period	$10,650	$16,191
Provision for loan losses	1,105	686
Charge-offs
Construction and development	477	2,096
1-4 family residential	844	297
Nonfarm, non residential	112	32
Total real estate	1,433	2,425
Commercial	47	573
Consumer	28	17
Total charge-offs	1,508	3,015
Recoveries
Construction and development	97	-
1-4 family residential	23	3
Total real estate	120	3
Commercial	45	36
Consumer	2	4
Total recoveries	167	43
Net charge-offs	1,341	2,972
Balance at end of period	$10,414	$13,905
Average loans, excluding loans held for sale	$412,275	$481,768
Period end loans, excluding loans held for sale	$400,534	$479,179
Net charge-offs to average loans,
excluding loans held for sale (1)	1.31%	2.50%
Allowance for loan losses to period end loans,
excluding loans held for sale	2.60%	2.90%

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
March 31, 2012

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

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio.  We use a rolling sixteen-quarter look-back period when computing historical annualized loss rates. We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors.  Qualitative factors we considered in the determination of the March 31, 2012 allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development).  Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors.  The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

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

We believe the allowance for loan losses at March 31, 2012, is appropriate and adequate to cover probable inherent losses in the loan portfolio.  However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to us at the time of the issuance of our consolidated financial statements.  Therefore, our assumptions may or may not prove valid.  Thus, there can be no assurance loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required.  Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses.  Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown.

(dollars in thousands)
	March 31, 2012		December 31, 2011
		Percent		Percent
		of Total		of Total
	Amount	Loans (1)	Amount	Loans (1)
Construction and development	$6,183	20.2%	$6,463	20.8%
1-4 family residential	1,755	29.4%	1,553	27.9%
Multifamily	49	1.3%	52	1.4%
Nonfarm, nonresidential	1,210	37.8%	1,277	38.0%
Total real estate loans	9,197	88.7%	9,345	88.1%
Commercial and industrial	1,111	10.5%	1,182	11.2%
Consumer	112	0.8%	92	0.7%
Unallocated	(6)	-	31	-
Total	$10,414	100.0%	$10,650	100.0%

(1) Percent of loans in each category to total loans

Impaired Loans.  Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures the impairment in accordance with generally accepted accounting principles.  The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals.  As of March 31, 2012, impaired loans totaled $56.0 million, down from $61.7 million at December 31, 2011.  Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $2.6 million and $2.7 million for the respective periods.

Results of Operations

Three Months Ended March 31, 2012, Compared to the Three Months Ended March 31, 2011

Summary

The Company recorded net income of $584,000 for the first quarter of 2012, compared with net income of $602,000 for the same quarter in 2011.  Net income available to common stockholders, after the effect of preferred stock dividend requirements, was $330,000 for the first quarter of 2012, or $0.06 per diluted share, compared with net income available to common shareholders of $348,000, or $0.07 per diluted share, in the year-ago quarter.  Income before income taxes was $584,000 in the first quarter of 2012, down from $843,000 in the first quarter of 2011.  The $295,000 reduction was driven by significantly higher foreclosed asset expense, partially offset by gains on the sales of investment securities and USDA/SBA loans.  During the first quarter of 2012, the Company recorded no income tax expense due to the establishment of a full valuation allowance against its deferred tax asset at year-end 2011.  Management determined it was appropriate to maintain a full valuation allowance based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations, and available tax planning strategies.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

Net Interest Income

Net interest income for the 2012 first quarter decreased slightly to $4.9 million, compared with $5.1 million for the first quarter of 2011, due to the adverse impact of nonaccrual loans, historically low interest rates, and a reduction in loans outstanding.  Despite the $23.6 million decline in average earning assets between quarters, the Company’s net interest margin improved to 3.05%, from 3.02% for the first quarter of 2011.  The margin improvement resulted from a 28 basis point reduction in the average cost of funds to 1.09%, partially offset by a 20 basis point decrease in the average yield on earning assets to 4.05%, due primarily to a shift in the composition of assets, the decline in the ratio of average interest-earning assets to average interest-bearing liabilities, and the adverse impact of nonaccrual loans.  Net interest income quarter over quarter was positively impacted by the effect of one additional day of interest during the first three months of 2012 as compared to 2011.  The lower cost of funds was due to a continued decline in interest rates and a change in our mix of deposits.  Our customers, upon maturity of certificates of deposit, often have chosen to move their funds into more liquid accounts, such as savings, money market, or checking accounts.  Despite quarter-over-quarter improvements in net interest margin, the Company’s decision to build and maintain a significant liquidity position in an uncertain regulatory and economic environment continues to have an adverse impact on the net interest margin.  The net interest margin will also be negatively affected if the economic environment remains sluggish, loan originations slow further, and nonaccrual loans continue at elevated levels.

The following table illustrates the Company’s yield on earning assets and cost of funds for the three-month periods ended March 31, 2012 and 2011.

Average Balances and Net Interest Income
(dollars in thousands)
	Three Months Ended March 31
	2012			2011
	Average	Interest		Average	Interest
	Daily	Income/	Average	Daily	Income/	Average
	Balance	Expense(1)(2)	Rate	Balance	Expense(1)(2)	Rate
Interest-earning assets
Loans and loans held for sale	$417,394	$5,364	5.14%	$485,874	$6,082	5.01%
Investment securities	199,624	1,151	2.31%	141,406	1,004	2.84%
Due from Federal Reserve Bank	24,518	14	0.23%	36,729	21	0.23%
Interest-earning bank deposits	5,302	15	1.14%	6,474	18	1.13%
Total interest-earning assets	646,838	6,544	4.05%	670,483	7,125	4.25%

Noninterest-earning assets:
Cash and due from banks	15,641			15,802
Property and equipment	4,908			5,795
Interest receivable and other	28,642			22,734
Total noninterest-earning assets	49,191			44,331
Total assets	$696,029			$714,814

Interest-bearing liabilities
NOW accounts	64,571	35	0.22%	62,905	48	0.31%
Money markets	52,369	116	0.89%	48,370	130	1.09%
Savings deposits	142,866	344	0.97%	113,291	296	1.06%
Retail time deposits	334,007	1,090	1.31%	332,224	1,346	1.64%
Wholesale time deposits	1,887	12	2.56%	41,993	210	2.03%
Federal funds purchased and securities sold
under agreements to repurchase	486	1	0.28%	864	2	0.94%
Other borrowings	87	-	0.52%	3,953	11	1.13%
Total interest-bearing liabilities	596,273	1,598	1.08%	603,600	2,043	1.37%

Noninterest-bearing liabilities:
Demand deposits	75,952			68,502
Interest payable and other	4,436			5,441
Total noninterest-bearing liabilities	80,388			73,943
Total liabilities	676,661			677,543

Stockholders' equity	19,368			37,271
Total liabilities and stockholders' equity	$696,029			$714,814

Net interest income and interest rate spread		$4,946	2.97%		$5,082	2.88%

Net yield on average interest-earning assets			3.05%			3.02%

Ratio of average interest-earning assets to
average interest-bearing liabilities	108.48%			111.08%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in either volume or rates has been allocated in proportion to the absolute dollar change in both.

Volume and Rate Variance Analysis
(in thousands)
	Three Months Ended March 31			Three Months Ended March 31
	2012 vs 2011			2011 vs 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and loans held for sale	$(876)	$158	$(718)	$(835)	$(258)	$(1,093)
Investment securities	360	(213)	147	242	218	460
Due from Federal Reserve Bank	(7)	-	(7)	(57)	-	(57)
Interest-bearing bank deposits	(3)	-	(3)	15	3	18
Total interest income	(526)	(55)	(581)	(635)	(37)	(672)

Interest expense:
NOW accounts	$1	$(14)	$(13)	$2	$(6)	$(4)
Money markets	10	(24)	(14)	16	(38)	(22)
Savings deposits	73	(25)	48	62	(12)	50
Retail time deposits	7	(263)	(256)	(152)	(436)	(588)
Wholesale time deposits	(243)	45	(198)	(127)	97	(30)
Federal funds purchased and securities
sold under agreements to repurchase	(1)	-	(1)	-	-	-
Other borrowings	(5)	(6)	(11)	(197)	29	(168)
Total interest expense	(158)	(287)	(445)	(396)	(366)	(762)
Net increase (decrease) in net interest income	$(368)	$232	$(136)	$(239)	$329	$90

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

Provision for loan losses for the three months ended March 31, 2012, totaled $1.1 million, an increase of $419,000 from $686,000 for the comparable 2011 quarter.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

Noninterest Income

Noninterest income for the three months ended March 31, 2012, totaled $2.8 million, compared with $1.7 million for the same quarter in 2011.  The period-over-period increase was driven primarily by gains on the sales of investment securities and USDA/SBA loans, which contributed a combined $1.2 million to noninterest income for the 2012 period.  During the same period in 2011, similar sales totaled $221,000.  During the first quarter of 2012, the Company sold $15.2 million of investment securities to recognize $679,000 in gains inherent in the portfolio and to mitigate the risk of a decline in the fair value of the portfolio should market interest rates fluctuate.  Comparable levels of sales did not occur in the 2011 period.  Also contributing to noninterest income for the quarter were service charges on deposit accounts, mortgage services revenue, and other service charges, which contributed $357,000, $623,000, and $407,000 respectively.  During the same period in 2011, service charges on deposits, mortgage services revenue, and other service charges totaled $376,000, $570,000 and $362,000, respectively.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

Components of noninterest income are as follows:

Noninterest Income
(in thousands)
	Three Months Ended March 31
	2012	2011
Service charges on deposit accounts	$357	$376
Mortgage services revenue	623	570
Other service charges and fees	407	362
Increase in cash surrender value of life insurance	99	107
Gain on sale of investment securities, net	679	9
USDA/SBA loan sale and servicing revenue	564	212
Other income	57	29
Total	$2,786	$1,665

Noninterest Expense

Noninterest expense for the first quarter of 2012 totaled $6.0 million, up from $5.2 million in the first quarter of 2011.  The increase in noninterest expense was primarily driven by significantly higher problem asset management costs and holding costs of and losses on the sale of other real estate owned and repossessed assets.  The duration and severity of the current recession continues to have a substantial negative impact on the Company’s performance.  Foreclosed asset expense of $1.3 million for the first quarter of 2012 has increased substantially from $361,000 in the first quarter of 2011.  For the first quarter of 2012, the largest component of foreclosed asset expense was write-downs on real estate owned and repossessed assets, which totaled $267,000 and $467,000, respectively.  Also contributing to the increased foreclosed asset expense were losses on sales of foreclosed assets of $150,000, expense related to the acquisition of foreclosed assets of $291,000, and legal fees associated with foreclosed assets of $167,000.  In contrast, for the first quarter of 2011, the largest components of foreclosed asset expense were losses on the sale of real estate owned of $305,000 and foreclosed asset acquisition costs of $46,000.  Continued cost control efforts were the principal reason the Company was able to hold most operating expense categories at or slightly below 2011 levels.

Components of noninterest expense are as follows:

Noninterest Expense
(in thousands)
	Three Months Ended March 31
	2012	2011
Salaries and employee benefits	$2,395	$2,352
Occupancy	343	368
Equipment	202	245
Advertising	49	52
Data processing and telecommunications	469	503
Deposit insurance premiums	616	550
Professional fees	92	157
Printing and supplies	28	44
Foreclosed assets	1,345	361
Dues and subscriptions	34	49
Postage	52	45
Loan related expense	248	226
Corporate insurance	48	51
Other	122	215
Total	$6,043	$5,218

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

Income Tax Expense

During the first quarter of 2012, the Company recorded no income tax expense as it maintains a full valuation allowance against its deferred tax asset.  For the first quarter of 2011, the Company recorded income tax expense of $241,000 based on pre-tax income of $843,000.

Liquidity

A function of the Bank’s Asset-Liability Management Committee is evaluating the current liquidity of the Bank and identifying and planning for future liquidity needs.  Such needs primarily consist of ensuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities.  Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities.  On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB), as well as the ability to generate funds through the issuance of long-term debt and equity.  The Bank’s “on balance sheet” liquidity ratio was 34% at March 31, 2012.  Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs.  The Company, however, has limited sources of revenue, and the Written Agreement and the Consent Order do not permit the payment of dividends by the Bank to the Company.  Without this primary source of revenue from the Bank, the Company expects to continue to defer the payment of dividends on its Preferred Stock.

Total deposits were $677.0 million at March 31, 2012, up $4.4 million from $672.6 million at December 31, 2011. Deposit growth and retention within the Bank’s retail branch bank network was sufficient to meet the Company’s funding requirements during 2011 and through the three months ended March 31, 2012.  In prior years, the Bank used brokered deposits as a supplemental liquidity source.  The Consent Order prohibits the Bank from soliciting and accepting additional brokered CDs (including the renewal of existing brokered CDs) without prior approval from the FDIC and limits the rates the Bank can offer on its deposit products.  At March 31, 2012, brokered deposits totaled $1.8 million, compared to $2.6 million at December 31, 2011.  It is expected sufficient funds will be available from cash on hand, investment security repayments, and loan repayments to fund  CD  maturities.  At March 31, 2012, time deposits represented 48.8% of the Bank’s total deposits, compared to 50.5% at December 31, 2011.  Certificates of deposit of $100,000 or more represented 24.6% of the Bank’s total deposits at March 31, 2012, down from 25.2% at year-end 2011.  Management believes a sizeable portion of the Bank’s certificate of  deposits are relationship-oriented, and based upon prior experience, anticipates a substantial portion of outstanding certificates of deposit will renew upon maturity, or  be retained in other deposit products at the Bank.  Deposit retention is also influenced by limits on the rates the Bank can offer.

Borrowings from the Federal Home Loan Bank (FHLB) of $4.0 million at December 31, 2011, were paid off in early 2012.  The remaining borrowing at March 31, 2012, was securities sold under agreements to repurchase which totaled $571,000, down slightly from $605,000 at year-end 2011.  As of March 31, 2012, loan collateral has been pledged to the FHLB to borrow up to $11.9 million.  In addition, secured borrowings lines with two financial institutions totaling $12.0 million are also available to meet liquidity needs. Management expects to continue to use wholesale borrowings and potentially other wholesale sources of funding, as allowed under the Consent Order, to supplement deposits generated from the Bank’s branch network and assist in managing the overall cost of funds.

Capital Resources

At March 31, 2012, the Company’s equity totaled $18.6 million, compared to $18.5 million at December 31, 2011.  The $100,000 increase in equity is primarily attributable to the Company’s net income of $584,000 for the three months ended March 31, 2012, partially offset by a $493,000 decrease in net unrealized gains on available-for-sale securities, net of income taxes.  The Company’s equity-to-asset ratio on those dates was 2.7% and 2.6%, respectively.  The Company is subject to minimum capital requirements, which are further discussed in “PART 1, Item 1 - Business — Supervision and Regulation” of the Company’s filing on Form 10-K for the year ended December 31, 2011.

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

All capital ratios categorize the Company as “significantly undercapitalized” by regulatory measures at March 31, 2012.  The Company’s regulatory capital ratios as of that date consisted of a leverage ratio of 2.64%, a Tier I risk-based capital ratio of 4.48%, and a total risk-based capital ratio of 5.74%.  At December 31, 2011, these ratios were 2.48%, 4.14% and 5.41%, respectively. Pursuant to the Consent Order and Written Agreement, the Bank is required to develop and adopt a plan for achieving and maintaining capital ratios in excess of the minimum thresholds for the Bank to be well-capitalized, specifically Tier 1 capital of at least 8% of total assets and a total risk based capital ratio of at least 12%.  We continue to consider plans to secure an equity infusion.  Given the state of equity markets currently, our ability to raise capital in the foreseeable future is unknown.  If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company and the Bank.

Note 16 to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of March 31, 2012 and December 31, 2011.
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

1st Financial Services Corporation
Management’s Discussion and Analysis
March 31, 2012

The following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 200, 300, and 400 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates as of  March 31, 2012.  Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant.  However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements.  Therefore, management’s assumptions may or may not prove valid.  No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.  Although measured, we believe the downward movements included below are neither realistic nor anticipated in the current historically low interest rate environment.

	Percentage Change in Net Interest Income from Base
	Immediate Shock		Gradual Ramp
Interest Rate Scenario (1)	12 Months	24 Months	12 Months	24 Months
	Column 1	Column 2	Column 3	Column 4
Up 400 basis points	15.1%	10.2%	9.4%	10.4%
Up 300 basis points	13.4%	10.5%	7.3%	9.0%
Up 200 basis points	10.9%	10.1%	6.6%	8.5%
Base	-	-	-	-
Down 200 basis points	-21.7%	-26.5%	-9.6%	-14.4%
Down 300 basis points	-32.0%	-39.9%	-10.4%	-20.6%
Down 400 basis points	-32.7%	-41.2%	-14.5%	-27.6%

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
March 31, 2012

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the  Exchange Act ).  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to provide reasonable assurance that we were able to record, process, summarize and report in a timely manner the information required to be disclosed in periodic reports we file under the Exchange Act.

No change in our internal control over financial reporting was identified that occurred during the Company’s first  quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 1A.    RISK FACTORS

Not Applicable

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, the Company has, since August 2010, deferred payment of dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock).  As of the date of filing of this report, the amount of accrued and unpaid dividends is $1.4 million.  The Company expects to defer the May 2012 dividend, in order to preserve capital.  As a consequence of having already deferred payment of dividends for six quarters, the U.S. Department of the Treasury (Treasury), as holder of the Preferred Stock, has the right to elect two directors to the Board of Directors of the Company at the Company’s next annual meeting of stockholders (or at a special meeting called for that purpose prior to such next annual meeting) and at each subsequent annual meeting of stockholders until all accrued and unpaid Preferred Stock dividends have been declared and paid in full.

ITEM 4.   MINE SAFETY DISCLOSURES

None

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

1st Financial Services Corporation
(Registrant)

Date: May 14, 2012	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

Date: May 14, 2012	By:	/s/ Holly L. Schreiber
Holly L. Schreiber
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber

32.01	Rule 1350 Certifications