Form 10-Q
period 2012-06-30
1st Financial Services CORP
filed 2012-08-14
CIK 1434743

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

YES ☐   NO  ☑

Common Stock, $5 par value
5,214,482 shares outstanding as of August 10, 2012

1st Financial Services Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

1st Financial Services Corporation
Consolidated Balance Sheets
June 30, 2012 (Unaudited) and December 31, 2011

(dollars in thousands, except share and per share data)	June 30 2012	December 31 2011

Assets

Cash and noninterest-bearing bank deposits	$17,167	$15,579
Due from Federal Reserve Bank	29,296	16,170
Interest-bearing deposits with banks	3,877	5,554
Total cash and cash equivalents	50,340	37,303
Investment securities available for sale	236,595	195,485
Investment securities held to maturity (fair value of $1,250 at June 30, 2012
and $4,378 at December 31, 2011	1,250	4,167
Restricted equity securities	3,283	3,903
Loans held for sale	3,535	8,694
Portfolio loans	393,617	418,902
Allowance for loan losses	(10,295)	(10,650)
Net portfolio loans	383,322	408,252
Bank-owned life insurance	13,147	12,952
Property and equipment, net	4,606	4,942
Accrued interest receivable	2,686	2,721
Foreclosed real estate	12,754	19,333
Other assets	2,626	2,273
Total assets	$714,144	$700,025

Liabilities and Stockholders’ Equity

Liabilities
Demand deposits	$84,422	$76,874
NOW accounts	65,854	66,402
Savings deposits	160,576	137,062
Money market accounts	58,794	52,349
Time deposits under $100	156,405	170,633
Time deposits of $100 and greater	163,999	169,324
Total deposits	690,050	672,644
Federal funds purchased and securities sold under
agreements to repurchase	505	605
Accrued interest payable	763	1,052
Other borrowings	-	3,952
Other liabilities	3,407	3,230
Total liabilities	694,725	681,483

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; 16,369 shares
issued and outstanding	16,090	15,989
Common stock, $5.00 par value; 35,000,000 shares authorized;
5,214,482 and 5,168,546 shares issued and outstanding at June 30, 2012
and December 31, 2011, respectively	26,072	25,843
Common stock warrant	1,016	1,016
Additional paid-in capital	16,926	17,173
Retained deficit	(41,415)	(42,245)
Accumulated other comprehensive income	730	766
Total stockholders’ equity	19,419	18,542
Total liabilities and stockholders’ equity	$714,144	$700,025

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands, except per share data)	2012	2011	2012	2011
Interest income
Loans and fees on loans	$5,120	$6,039	$10,484	$12,121
Investment securities	1,275	1,129	2,426	2,142
Due from Federal Reserve Bank	21	21	35	42
Interest-earning deposits with banks	14	22	29	40
Total interest income	6,430	7,211	12,974	14,345
Interest expense
Deposits	1,506	1,891	3,103	3,921
Federal funds purchased and securities sold under
agreements to repurchase	-	1	1	3
Other borrowings	-	6	-	17
Total interest expense	1,506	1,898	3,104	3,941
Net interest income	4,924	5,313	9,870	10,404
Provision for loan losses	935	2,120	2,040	2,806
Net interest income after provision for loan losses	3,989	3,193	7,830	7,598
Noninterest income
Service charges on deposit accounts	370	385	727	760
Mortgage services revenue	618	423	1,241	993
Other service charges and fees	430	391	837	754
Increase in cash surrender value of life insurance	96	112	195	219
Gains on sales of investment securities, net	605	-	1,284	-
USDA/SBA loan sale and servicing revenue	28	12	592	224
Other income	87	49	144	78
Total noninterest income	2,234	1,372	5,020	3,028
Noninterest expense
Salaries and employee benefits	2,467	2,106	4,862	4,458
Occupancy	343	219	686	587
Equipment	212	240	414	485
Advertising	59	76	108	128
Data processing and telecommunications	464	525	933	1,036
Deposit insurance premiums	604	408	1,220	958
Professional fees	138	74	227	231
Printing and supplies	28	37	56	81
Foreclosed assets	1,016	413	2,361	774
Dues and subscriptions	38	47	72	96
Postage	51	44	103	90
Loan related expense	201	1,145	449	1,372
Corporate insurance	76	56	124	107
Other	179	211	304	416
Total noninterest expense	5,876	5,601	11,919	10,819
Income (loss) before income taxes	347	(1,036)	931	(193)
Income tax expense (benefit)	-	(528)	-	(287)
Net income (loss)	347	(508)	931	94
Accretion of preferred stock to redemption value	51	51	101	101
Dividends on preferred stock	205	205	409	409
Net income (loss) available to common stockholders	$91	$(764)	$421	$(416)

Basic net income (loss) per common share	$0.02	$(0.15)	$0.08	$(0.08)
Diluted net income (loss) per common share	$0.02	$(0.15)	$0.08	$(0.08)
Basic weighted-average common shares outstanding	5,200,388	5,143,360	5,191,753	5,115,364
Diluted weighted-average common shares outstanding	5,200,388	5,143,360	5,191,753	5,115,364

See accompying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands)	2012	2011	2012	2011
Net income (loss)	$347	$(508)	$931	$94
Other comprehensive income (loss), before tax
Investment securities available for sale
Change in net unrealized gains during the period	139	2,046	(1,342)	1,730
Reclassification adjustment included in net income	605	-	1,284	-
Other comprehensive income (loss), before tax	744	2,046	(58)	1,730
Income tax expense (benefit) related to items of other comprehensive income (loss)	287	714	(22)	667
Other comprehensive income (loss), net of tax	457	1,332	(36)	1,063
Comprehensive income	$804	$824	$895	$1,157

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2012 and 2011 (Unaudited)

(dollars in thousands, except share data)
	Common Stock			Preferred Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Warrant	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, December 31, 2010	5,097,058	$25,485	$1,016	16,369	$15,786	$17,533	$(21,563)	$(925)	$37,332
Issuance of common stock pursuant to restricted stock plan	86,488	433	-	-	-	(433)	-	-	-
Common stock cancelled pursuant to restricted stock plan	(15,000)	(75)	-	-	-	63	-	-	(12)
Forfeiture of nonvested stock options	-	-	-	-	-	(40)	-	-	(40)
Compensation expense related to restricted stock plan	-	-	-	-	-	24	-	-	24
Accretion of preferred stock to redemption value	-	-	-	-	101	1	(101)	-	1
Net income	-	-	-	-	-	-	94	-	94
Other comprehensive income, net of tax	-	-	-	-	-	-	-	1,063	1,063
Balance, June 30, 2011	5,168,546	$25,843	$1,016	16,369	$15,887	$17,148	$(21,570)	$138	$38,462

Balance, December 31, 2011	5,168,546	$25,843	$1,016	16,369	$15,989	$17,173	$(42,245)	$766	$18,542
Issuance of common stock pursuant to restricted stock plan	86,488	432	-	-	-	(432)	-	-	-
Common stock cancelled pursuant to restricted stock plan	(40,552)	(203)	-	-	-	167	-	-	(36)
Compensation expense related to restricted stock plan	-	-	-	-	-	18	-	-	18
Accretion of preferred stock to redemption value	-	-	-	-	101	-	(101)	-	-
Net income	-	-	-	-	-	-	931	-	931
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(36)	(36)
Balance, June 30, 2012	5,214,482	$26,072	$1,016	16,369	$16,090	$16,926	$(41,415)	$730	$19,419

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Six Months Ended June 30
(dollars in thousands)	2012	2011
Cash flows from operating activities
Net income	$931	$94
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	446	537
Provision for loan losses	2,040	2,806
Deferred income taxes	-	182
Amortization of premium on securities, net of discount accretion	681	267
Origination of held-for-sale loans	(45,057)	(40,053)
Proceeds from sales of held-for-sale loans	51,316	48,249
Net gains on sales of investment securities	(1,284)	-
Net gains on sales of USDA and SBA loans	(577)	(201)
Net gains on sales of held-for-sale loans	(1,100)	(916)
Net loss on sale of foreclosed real estate	145	321
Net (gains) loss on sale of repossessed assets	(57)	2
Net loss on sale or disposal of equipment	36	2
Stock compensation expense (benefit)	(18)	(16)
Writedown of foreclosed real estate	503	520
Writedown of repossessed assets	821	-
Increase in cash surrender value of bank-owned life insurance	(195)	(219)
Changes in assets and liabilities:
Accrued interest receivable	35	(81)
Other assets	(1,170)	1,900
Accrued interest payable	(289)	(667)
Other liabilities	200	(456)
Net cash provided by operating activities	7,407	12,271
Cash flows from investing activities
Purchases of investment securities available for sale	(152,098)	(50,764)
Sales of investment securities available for sale	42,844	-
Maturities of investment securities available for sale	9,772	5,177
Calls of investment securities available for sale	61,833	19,751
Maturities of investment securities held to maturity	-	50
Redemptions of restricted equity securities	807	921
Purchases of restricted equity securities	(187)	-
Proceeds from sale of foreclosed real estate	10,161	1,230
Proceeds from sale of repossessed assets	2,640	4
Net decrease in loans	16,650	14,506
Purchases of property and equipment	(146)	(9)
Net cash used by investing activities	(7,724)	(9,134)
Cash flows from financing activities
Net increase in deposits	17,406	2,618
Net increase (decrease) in securities sold under agreements to repurchase and
federal funds purchased	(100)	108
Repayment of FHLB advances	(3,952)	-
Net decrease in other borrowings	-	(3,619)
Net cash provided (used) by financing activities	13,354	(893)
Net increase in cash and cash equivalents	13,037	2,244
Cash and cash equivalents, beginning of year	37,303	57,398
Cash and cash equivalents, end of year	$50,340	$59,642

Supplemental disclosure of cash flow information
Transfer of loans to foreclosed real estate	$4,230	$3,012
Transfer of loans to repossessed assets	2,586	-
Transfer of loans to held-to-maturity securities	-	1,250
Sales of nonaccrual loans	-	300
Transfer of held-to-maturity securities to available-for-sale securities	2,917	-

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements.  In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of the Company as of June 30, 2012, its results of operations and other comprehensive income for the three- and six-month periods ended June 30, 2012 and 2011 and its cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2012 and 2011.

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
June 30, 2012

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

In September 2011, the Intangibles topic of the ASC was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  These amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

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

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The effects of the economic downturn have been particularly severe during the last several years.  The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio, as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank.  As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011.  For 2011, the Bank recorded a $15.8 million provision to increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the risk inherent in the loan portfolio as of December 31, 2011.  Nevertheless, given the current economic climate, management recognizes the possibility of further deterioration in the loan portfolio during 2012.  For 2011, the Bank recorded net loan charge-offs of $21.4 million, or 4.66% of average loans, as compared to net loan charge-offs of $24.5 million, or 4.71% of average loans, for 2010.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

Note 3 - Restrictions on Cash

The Company is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Company or on deposit with the Federal Reserve Bank.  At June 30, 2012 and December 31, 2011, all required reserves were met by the Company’s vault cash.

At June 30, 2012 and December 31, 2011, cash and cash equivalents totaling $7.0 million and $6.9 million, respectively, were pledged as collateral against the Bank’s check clearing and debit card activity.

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

(in thousands)
	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$30,775	$335	$102	$31,008
Government-sponsored enterprises	111,503	368	119	111,752
Mortgage-backed securities	93,129	786	80	93,835
Total	$235,407	$1,489	$301	$236,595

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$18,182	$147	$114	$18,215
Government-sponsored enterprises	86,230	518	13	86,735
Mortgage-backed securities	89,825	844	134	90,535
Total	$194,237	$1,509	$261	$195,485

At June 30, 2012 and December 31, 2011, investment securities with an amortized cost of $29.2 million and $28.8 million and a fair value of $29.4 million and $29.2 million, respectively, were pledged as collateral for lines or credit, securities sold under agreements to repurchase, and other banking purposes.  During the six months ended June 30, 2012, proceeds from sales of investment securities were $42.8 million with gains recognized on the sales of $1.3 million.  No losses on sales of investment securities were recognized during the period.  U.S. government-sponsored securities totaling $61.8 million were called during the first six months of 2012.  During the first six months of 2011, there were no sales of investment securities.  During that period, U.S. government-sponsored securities totaling $19.8 million were called.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

Held-to-maturity securities are bonds, notes and debentures, for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity or call date.  During the first six months of 2012, held-to-maturity securities with an amortized cost of $2.9 million and fair value of $3.2 million were transferred to available-for-sale.  Investments in held-to-maturity securities are as follows:

(in thousands)
	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other debt securities	$1,250	$-	$-	$1,250
Total	$1,250	$-	$-	$1,250

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$2,917	$211	$-	$3,128
Other debt securities	1,250	-	-	1,250
Total	$4,167	$211	$-	$4,378

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value.  Related write-downs are included in earnings as realized losses.  During the six months ended June 30, 2012 and 2011, the Company experienced no declines in the value of securities that were considered to be other than temporary in nature.

The following table details the gross unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

(in thousands)
	June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$-	$-	$2,235	$102	$2,235	$102
Government-sponsored enterprises	30,888	119	-	-	30,888	119
Mortgage-backed securities	15,791	62	1,408	18	17,199	80
Total	$46,679	$181	$3,643	$120	$50,322	$301

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$3,303	$1	$2,305	$113	$5,608	$114
Government-sponsored enterprises	6,985	13	-	-	6,985	13
Mortgage-backed securities	17,421	134	-	-	17,421	134
Total	$27,709	$148	$2,305	$113	$30,014	$261

As of June 30, 2012, one Fannie Mae mortgage-backed security and three individual U.S. government agency securities (two U.S. Department of Agriculture securities and one Small Business Administration security) were in a continuous loss position for 12 months or more.  As of December 31, 2011, only the three individual U.S. government agency securities referenced above were in a continuous loss position for 12 months or more.  The Company has the ability and intent to hold these three securities until such time as the value recovers or the security matures.  The Company believes, based on their credit ratings, the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered to be other than temporary.

No held-to-maturity securities were in an unrealized loss position at June 30, 2012 or December 31, 2011.

The aggregate amortized cost and fair value of available-for-sale and held-to-maturity investment securities by remaining contractual maturity are shown below.  Actual expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

Available-for-Sale Investment Securities
(in thousands)
	June 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies
Due within one year	$-	$-	$31	$31
Due after one but within five years	99	99	135	134
Due after five but within ten years	-	-	-	-
Due after ten years	30,676	30,909	18,016	18,050
Government-sponsored enterprises
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	43,530	43,727	52,236	52,668
Due after ten years	67,973	68,025	33,994	34,067
Mortgage-backed securities	93,129	93,835	89,825	90,535
Total	$235,407	$236,595	$194,237	$195,485

Held-to-Maturity Investment Securities
(in thousands)
	June 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
States and political subdivisions
Due within one year	$-	$-	$100	$100
Due after one but within five years	-	-	401	432
Due after five but within ten years	-	-	200	232
Due after ten years	-	-	2,216	2,364
Other debt securities
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	1,250	1,250	1,250	1,250
Due after ten years	-	-	-	-
Total	$1,250	$1,250	$4,167	$4,378

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

Note 5 - Loans

Following is a summary of the major components of loans, excluding loans held for sale.

(in thousands)
	June 30	December 31
	2012	2011
Real estate:
Construction and development	$74,359	$87,080
1-4 family residential	118,207	117,025
Multifamily	5,330	5,818
Nonfarm, nonresidential	153,189	159,120
Total real estate	351,085	369,043
Commercial and industrial	39,508	46,873
Consumer	3,024	2,986
	393,617	418,902
Allowance for loan losses	(10,295)	(10,650)
Total	$383,322	$408,252

At June 30, 2012, the Company had $25.2 million in nonaccruing loans, compared to $33.7 million at December 31, 2011.  The year-to-date foregone interest associated with these loans, which averaged $27.7 million for the six months ended June 30, 2012, and $41.5 million for the comparable period in 2011, was $994,000 and $1.2 million for the respective periods.

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

●
Rating 2 – Minimal Risk.  Minimal Risk assets have a history of consistently superior earnings and cash flow.  Very strong liquidity and low leverage.  The balance sheet is well capitalized and the secondary source of repayment is well defined and of unquestioned quality.  These borrowers also have ready access to all public finance markets as evidenced by debt ratings, if available, of AA (S&P) or Aaa (Moody’s).  These assets can also be those secured by properly margined long-term U.S. government bonds.

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
June 30, 2012

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
June 30, 2012

Commercial loans with a risk rating of 1 through 5 are classified as “Pass” rated credits in the following tables.  Nonrated consumer loans are also classified as “Pass.”  The following is a summary of information pertaining to credit quality.

(in thousands)
	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Construction and development	$42,548	$16,621	$15,190	$-	$-	$74,359
1-4 family residential	106,831	4,574	6,625	177	-	118,207
Multifamily	5,330	-	-	-	-	5,330
Nonfarm, nonresidential	119,784	13,983	19,310	112	-	153,189
Total real estate loans	274,493	35,178	41,125	289	-	351,085
Commercial and industrial	34,023	4,227	1,258	-	-	39,508
Consumer	3,007	-	17	-	-	3,024
Total	$311,523	$39,405	$42,400	$289	$-	$393,617

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Construction and development	$56,405	$13,034	$17,639	$2	$-	$87,080
1-4 family residential	102,399	3,101	9,717	1,808	-	117,025
Multifamily	5,818	-	-	-	-	5,818
Nonfarm, nonresidential	123,852	13,724	21,432	112	-	159,120
Total real estate loans	288,474	29,859	48,788	1,922	-	369,043
Commercial and industrial	37,521	4,917	3,836	599	-	46,873
Consumer	2,962	-	24	-	-	2,986
Total	$328,957	$34,776	$52,648	$2,521	$-	$418,902

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

The following is a summary loan aging analysis.

(in thousands)
	June 30, 2012
					Total Past Due & Nonaccrual
	Past Due and Accruing
	30-59 days	60-89 days	90 or more days	Nonaccrual		Current	Total Loans

Construction and development	$30	$-	$-	$6,722	$6,752	$67,607	$74,359
1-4 family residential	681	16	-	8,030	8,727	109,480	118,207
Multifamily	-	-	-	-	-	5,330	5,330
Nonfarm, nonresidential	39	-	-	10,029	10,068	143,121	153,189
Total real estate loans	750	16	-	24,781	25,547	325,538	351,085
Commercial and industrial	53	-	-	387	440	39,068	39,508
Consumer	7	-	-	23	30	2,994	3,024
Total loans	$810	$16	$-	$25,191	$26,017	$367,600	$393,617

	December 31, 2011
					Total Past Due & Nonaccrual
	Past Due and Accruing
	30-59 days	60-89 days	90 or more days	Nonaccrual		Current	Total Loans

Construction and development	$4,304	$180	$-	$9,243	$13,727	$73,353	$87,080
1-4 family residential	524	180	-	11,994	12,698	104,327	117,025
Multifamily	-	-	-	-	-	5,818	5,818
Nonfarm, nonresidential	187	-	-	8,847	9,034	150,086	159,120
Total real estate loans	5,015	360	-	30,084	35,459	333,584	369,043
Commercial and industrial	849	-	-	3,597	4,446	42,427	46,873
Consumer	13	-	-	39	52	2,934	2,986
Total loans	$5,877	$360	$-	$33,720	$39,957	$378,945	$418,902

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

The following tables outline the changes in the allowance for loan losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at June 30, 2012 and December 31, 2011.

(in thousands)
	As of and for the Six Months Ended June 30, 2012
	Construction & Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$6,463	$1,553	$52	$-	$1,277	$1,182	$92	$31	$10,650
Provision for loan losses	(90)	1,532	(4)	-	244	334	41	(17)	2,040
Charge-offs	(755)	(1,236)	-	-	(162)	(502)	(28)	-	(2,683)
Recoveries	133	27	-	-	-	124	4	-	288
Ending balance	$5,751	$1,876	$48	$-	$1,359	$1,138	$109	$14	$10,295

Ending allowance balance for loans individually evaluated for impairment	$1,929	$191	$-	$-	$356	$120	$2	$-	$2,598

Ending allowance balance for loans collectively evaluated for impairment	$3,822	$1,685	$48	$-	$1,003	$1,018	$107	$14	$7,697

Loans Receivable
Total period-end balance	$74,359	$118,207	$5,330	$-	$153,189	$39,508	$3,024	$-	$393,617
Balance of loans individually evaluated for impairment	$16,627	$11,395	$-	$-	$21,699	$987	$49	$-	$50,757
Balance of loans collectively evaluated for impairment	$57,732	$106,812	$5,330	$-	$131,490	$38,522	$2,975	$-	$342,860

	As of and for the Year Ended December 31, 2011
	Construction & Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$8,499	$4,371	$35	$12	$1,798	$1,412	$64	$-	$16,191
Provision for loan losses	7,409	2,088	17	(12)	1,506	4,714	62	31	15,815
Charge-offs	(9,537)	(4,918)	-	-	(2,035)	(5,098)	(48)	-	(21,636)
Recoveries	92	12	-	-	8	154	14	-	280
Ending balance	$6,463	$1,553	$52	$-	$1,277	$1,182	$92	$31	$10,650

Ending allowance balance for loans individually evaluated for impairment	$2,152	$185	$-	$-	$284	$110	$2	$-	$2,733

Ending allowance balance for loans collectively evaluated for impairment	$4,311	$1,368	$52	$-	$993	$1,072	$90	$31	$7,917

Loans Receivable
Total period-end balance	$87,080	$117,025	$5,818	$-	$159,120	$46,873	$2,986	$-	$418,902
Balance of loans individually evaluated for impairment	$19,081	$14,795	$-	$-	$23,662	$4,152	$51	$-	$61,741
Balance of loans collectively evaluated for impairment	$67,999	$102,230	$5,818	$-	$135,458	$42,721	$2,935	$-	$357,161

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

The following table summarizes information relative to impaired loans.

(in thousands)
	June 30, 2012
	Construction and	1-4 Family	Nonfarm	Commercial
	Development	Residential	Nonresidential	and Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$11,956	$9,515	$18,737	$641	$-	$40,849
Unpaid principal balance	18,020	14,534	20,308	2,017	-	54,879
Related allowance	-	-	-	-	-	-
Average recorded investment	12,688	10,830	18,905	729	-	43,152
Interest income recognized	163	203	360	25	-	751
With an allowance recorded
Recorded investment	$4,671	$1,880	$2,962	$346	$49	$9,908
Unpaid principal balance	4,671	1,901	4,856	397	49	11,874
Related allowance	1,929	191	356	120	2	2,598
Average recorded investment	4,676	1,895	3,040	356	50	10,017
Interest income recognized	178	44	126	3	1	352
Total
Recorded investment	$16,627	$11,395	$21,699	$987	$49	$50,757
Unpaid principal balance	22,691	16,435	25,164	2,414	49	66,753
Related allowance	1,929	191	356	120	2	2,598
Average recorded investment	17,364	12,725	21,945	1,085	50	53,169
Interest income recognized	341	247	486	28	1	1,103

	December 31, 2011
	Construction and	1-4 Family	Nonfarm	Commercial
	Development	Residential	Nonresidential	and Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$9,767	$12,341	$20,608	$3,759	$-	$46,475
Unpaid principal balance	14,686	16,415	22,075	8,096	-	61,272
Related allowance	-	-	-	-	-	-
Average recorded investment	16,289	15,274	20,822	5,458	-	57,843
Interest income recognized	546	521	984	33	-	2,084
With an allowance recorded
Recorded investment	$9,314	$2,454	$3,054	$393	$51	$15,266
Unpaid principal balance	10,102	2,476	3,054	396	51	16,079
Related allowance	2,152	185	284	110	2	2,733
Average recorded investment	10,172	1,891	3,099	377	10	15,549
Interest income recognized	354	72	173	12	-	611
Total
Recorded investment	$19,081	$14,795	$23,662	$4,152	$51	$61,741
Unpaid principal balance	24,788	18,891	25,129	8,492	51	77,351
Related allowance	2,152	185	284	110	2	2,733
Average recorded investment	26,461	17,165	23,921	5,835	10	73,392
Interest income recognized	900	593	1,157	45	-	2,695

Included in impaired loans, are troubled debt restructurings (TDRs), which totaled $36.4 million at June 30, 2012, $15.4 million of which were accruing interest at that date.  The allowance for loan losses associated with these loans, on the basis of a current evaluation of loss was $181,000.  At December 31, 2011, impaired loans, determined to be TDRs totaled $40.2 million, $15.8 million of which were accruing interest with an associated allowance for loan losses of $313,000.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

The following tables summarize information relative to loan modifications determined to be TDRs.

Troubled Debt Restructurings
(in thousands, except contracts)
	For the Three Months Ended
	June 30, 2012			At June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction and land development	1	$2,600	$2,600	36	$13,208	$10,584
1-4 family residential	2	1,098	1,098	53	16,649	9,112
Nonfarm, nonresidential	1	975	967	27	17,145	16,454
Total real estate loans	4	4,673	4,665	116	47,002	36,150
Commercial and industrial	-	-	-	10	167	150
Consumer	-	-	-	1	51	50
Total loans	4	$4,673	$4,665	127	$47,220	$36,350

Troubled Debt Restructurings by Concession Type
(in thousands, except contracts)
	For the Three Months Ended
	June 30, 2012
	Number of Contracts	Recorded Investment

Rate concessions	-	$-
Term concessions	1	967
Rate and term concessions	2	1,098
Total rate or term concessions	3	2,065
Foreclosures	1	2,600
Total concessions	4	$4,665

Troubled Debt Restructurings that Subsequently Defaulted
(in thousands, except contracts)
	For the Three Months Ended June 30, 2012
	Number of Contracts	Recorded Investment

Construction and land development	1	$78
1-4 family residential	6	1,751
Nonfarm, nonresidential	1	81
Total real estate loans	8	1,910
Commercial and industrial	-	-
Total loans	8	$1,910

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

The following table provides information about the Bank’s nonperforming assets as of June 30, 2012 and December 31, 2011.

(dollars in thousands)
	June 30 2012	December 31 2011

Nonaccrual loans	$25,191	$33,720
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	25,191	33,720
Foreclosed real estate	12,754	19,333
Repossessed assets	799	1,617
Total nonperforming assets	$38,744	$54,670
Allowance for loan losses	$10,295	$10,650
Nonperforming loans to period-end loans, excluding loans held for sale	6.40%	8.05%
Allowance for loan losses to period-end loans, excluding loans held for sale	2.62%	2.54%
Nonperforming assets as a percentage of:
Loans and foreclosed assets	9.52%	12.43%
Total assets	5.43%	7.81%
Ratio of allowance for loan losses to nonperforming loans	40.9%	31.6%

Note 6 - Foreclosed Real Estate and Repossessed Assets

The following table summarizes the activity in foreclosed real estate for the six months ended June 30, 2012 and the year ended December 31, 2011.

(in thousands)
	June 30 2012	December 31 2011

Balance at beginning of year	$19,333	$7,314
Additions from loans	4,230	11,828
Additions from investment in real estate partnership	-	6,356
Sales	(10,306)	(3,088)
Writedowns	(503)	(3,077)
Balance at end of period	$12,754	$19,333

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

The following table shows the composition of foreclosed real estate.

(in thousands)
	June 30	December 31
	2012	2011

Construction and development	$7,807	$15,151
1-4 family residential	2,560	1,477
Nonfarm, nonresidential	2,387	2,705
Balance at end of period	$12,754	$19,333

The following table summarizes the activity in repossessed assets for the six months ended June 30, 2012 and the year ended December 31, 2011.  Repossessed assets are included in Other assets in the Consolidated Balance Sheets.

(in thousands)
	June 30	December 31
	2012	2011

Balance at beginning of year	$1,617	$7
Additions from loans	2,586	1,617
Sales	(2,583)	(7)
Writedowns	(821)	-
Balance at end of period	$799	$1,617

At June 30, 2012, repossessed assets were comprised primarily of two aircraft, one of which was added during the first six months of 2012.  At December 31, 2011, the balance in repossessed personal property was comprised of three aircraft, two of which were sold during the first six months of 2012.

Note 7 - Restricted Equity Securities

The Bank, as a member institution is required to own stock in the Federal Home Loan Bank of Atlanta (FHLB).  No ready market exists for this stock and it has no quoted market value; however, redemption of this stock has historically been at par.  At June 30, 2012 and December 31, 2011, the Bank owned $1.3 million and $2.1 million, respectively, in FHLB stock.  Investments in FHLB stock, in excess of the minimum amount required by the FHLB, are redeemed at the discretion of the FHLB. During the first six months of 2012, $807,000 of excess FHLB stock was redeemed.  As of June 30, 2012, the Bank maintained an investment in FHLB stock, which was $231,000 in excess of the minimum amount required.  Also included in restricted equity securities at June 30, 2012 and December 31, 2011, was an investment in the Senior Housing Crime Prevention Fund of $500,000, an investment in Pacific Coast Bankers Bank stock of $102,000, and an investment in Capital South Partners, LLC (a Small Business Investment Corporation), which totaled $1.4 million at June 30, 2012, compared to $1.2 million at December 31, 2011.

Note 8 - Time Deposits

Time deposits totaled $320.4 million at June 30, 2012, compared to $340.0 million at December 31, 2011.  Of that total, time deposits in denominations of $100,000 or more were $164.0 million and $169.3 million at June 30, 2012 and December 31, 2011, respectively.  Interest expense on deposits of $100,000 or more aggregated $1.1 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

Time deposits maturing subsequent to June 30, 2012, are as follows:

(in thousands)
Maturing in	Amount

2012	$138,559
2013	144,861
2014	12,753
2015	9,694
2016	11,621
2017	2,916
$320,404

At June 30, 2012 and December 31, 2011, the Company had $1.1 million and $2.6 million, respectively, in brokered certificates of deposit.  Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposits), unless it first receives an appropriate waiver from the FDIC.  Accordingly, as brokered certificates of deposit mature, the certificates are not being rolled over into another certificate.

Note 9 - Borrowings

Information related to the Company’s borrowings is summarized below.

(dollars in thousands)
	June 30, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Advances from the Federal Home Loan Bank	$-	-	$3,952	0.51%
Securities sold under agreements to repurchase	505	0.26%	605	0.29%
Total	$505	0.26%	$4,557	0.48%

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

During 2010, the Company reached a three-year cumulative pre-tax loss position and at that time, recorded a partial valuation allowance in the amount of $4.0 million.  During 2011, based upon additional losses and the weighting ascribed to this evidence, the Company determined a full valuation allowance was necessary under the accounting standards and established an allowance totaling $18.0 million to reflect its estimate of net realizable value as of the financial statement date.  As of June 30, 2012, the allowance valuation totaled $17.7 million.

Pursuant to accounting pronouncement ASC 740-10, the Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns.  Based on its evaluation of these tax positions for its open tax years, the Company has not recorded any tax liability or uncertain tax positions as of June 30, 2012 and December 31, 2011.  Federal tax returns have been examined by the Internal Revenue Service through 2008.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

Note 11 - Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Balance at beginning of the period	$10,414	$13,905	$10,650	$16,191
Provision for loan losses	935	2,120	2,040	2,806
Charge-offs
Construction and development	278	959	755	3,055
1-4 family residential	392	1,258	1,236	1,555
Nonfarm, nonresidential	50	1,148	162	1,180
Total real estate	720	3,365	2,153	5,790
Commercial	455	850	502	1,423
Consumer	-	24	28	41
Total charge-offs	1,175	4,239	2,683	7,254
Recoveries
Construction and development	36	3	133	3
1-4 family residential	4	2	27	5
Total real estate	40	5	160	8
Commercial	79	17	124	53
Consumer	2	4	4	8
Total recoveries	121	26	288	69
Net charge-offs	1,054	4,213	2,395	7,185
Balance at end of period	$10,295	$11,812	$10,295	$11,812
Average loans, excluding loans held for sale	$397,889	$475,409	$405,082	$478,571
Period end loans, excluding loans held for sale	$393,617	$460,443	$393,617	$460,443
Net charge-offs to average loans, excluding loans held for sale (1)	1.06%	3.55%	1.19%	3.03%
Allowance for loan losses to period end loans, excluding loans held for sale	2.62%	2.57%	2.62%	2.57%

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

For the six months ended June 30, 2012, basic weighted-average shares and diluted weighted-average shares outstanding were 5,191,753, equating to basic earnings per share and diluted earnings per share of $0.08 per share for the period.  For the six months ended June 30, 2011, basic weighted-average shares and diluted weighted-average shares outstanding totaled 5,115,364, amounting to basic earnings (loss) per share and diluted earnings (loss) per share of $(0.08) per share for the period.

Additionally, 693,038 shares attributable to outstanding stock options and 276,815 warrants to purchase common stock were excluded from the calculation of net income per share for the six months ended June 30, 2012, because their inclusion was not deemed to be dilutive as their exercise price was greater than the average market price of the common shares.  For the six months ended June 30, 2011, 694,600 options and 276,815 warrants were excluded from the net income per share calculations for the same reason.

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

(in thousands)
	June 30	December 31
	2012	2011
Commitments to extend credit	$39,138	$40,557
Standby letters of credit	251	368
Total	$39,389	$40,925

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
June 30, 2012

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

Recently, banking regulators have raised concern and have heightened regulatory scrutiny regarding loan portfolios with concentrations of loans collateralized by real estate, particularly commercial real estate (CRE).  They have defined CRE to include construction loans, acquisition and development loans, loans collateralized with tracts of raw land for speculative purposes, any sort of commercial premise unless it is owner occupied and a number of other subcategories.  As of June 30, 2012, approximately 89% of the Bank’s loan portfolio was collateralized by real estate.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (LTV).  Regulatory guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital.  These types of loans totaled $27.2 million at June 30, 2012, representing 114.5% of the Bank’s total risk-based capital.  At December 31, 2011, loans in excess of the regulatory loan-to-value ratio limits totaled $28.9 million, or 124.6% of total risk-based capital.

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

Note 14 - Stock Based Compensation

Stock Option Plans

The Employee Stock Option Plan and the Director Stock Option Plan provide up to 497,110 shares (adjusted for all stock splits) of the Company’s common stock may be issued under each of these plans for a combined total of 994,220 shares.  Options granted under the Employee Stock Option Plan and the Director Stock Option Plan may be vested immediately and expire no more than 10 years from date of grant.  The exercise price for any options granted under these plans is set by the Board of Directors at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split).  No options were granted or exercised under either the Director Stock Option Plan or Employee Stock Option Plan during the six months ended June 30, 2012, during which period 781 options were forfeited.  It is the Company’s policy to issue shares to satisfy option exercises.  The total number of options outstanding at June 30, 2012, was 497,110 in the Director Stock Option Plan and 195,928 in the Employee Stock Option Plan.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

No stock compensation expense was recognized by the Company during the first six months of 2012 related to the vesting of stock options and as of June 30, 2012, there was no unrecognized compensation cost related to outstanding stock options.  During the first six months of 2011, the Company recognized $1,000 in stock compensation expense related to the vesting of stock options while, separately, $40,000 of stock compensation expense was reversed upon the forfeiture of nonvested stock options.  There is no intrinsic value in these stock options as of June 30, 2012, as the exercise prices are greater than the last traded price of the Company's common stock.

A summary of the activity in the Company’s Stock Option Plans and related information for the six months ended June 30, 2012 is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	Outstanding	Price	Outstanding	Price

At January 1, 2012	693,819	$8.31	693,819	$8.31
Options granted	-	-	-	-
Options vested	-	-	-	-
Options forfeited	(781)	13.31	(781)	13.31
At June 30, 2012	693,038	$8.30	693,038	$8.30

Additional information concerning the Company’s Stock Option Plans as of June 30, 2012, is as follows:

				Weighted Average
			Average	Remaining
	Number	Number	Intrinsic	Contractual Life
Exercise Price	Outstanding	Exercisable	Value	(in Years)

$5.63	458,874	458,874	$-	1.99
$13.31	215,858	215,858	-	3.25
$14.08	12,056	12,056	-	2.99
$20.60	6,250	6,250	-	3.42
Total	693,038	693,038	$-	2.41

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

Nonvested share activity under the Omnibus Plan for the six months ended June 30, 2012, is as follows:

		Weighted Average Grant Date Fair Value

	Shares

Outstanding at January 1, 2012	115,931	$1.00
Granted	86,488	0.22
Vested	(2,000)	5.52
Forfeited	(40,552)	0.88
Outstanding at June 30, 2012	159,867	$0.55

Compensation expense recognized for nonvested service-based shares totaled $18,000 and $24,000, respectively, for the six months ended June 30, 2012 and 2011.  Separately, during the first six months of 2012 and 2011, $36,000 and $12,000, respectively, of stock compensation expense was reversed upon the forfeiture of nonvested service-based shares.  As of June 30, 2012, there was $34,000 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan.  This cost is expected to be recognized over a remaining weighted-average period of 9.5 months.

Note 15 - Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument.  In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  The methods and assumptions used to estimate the fair value of each class of financial instrument are summarized in Note 20 of the Company’s filing on Form 10-K for the year ended December 31, 2011.  Changes in assumptions could significantly affect the estimates.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.  Finally, the fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

Assets Measured at Fair Value on a Recurring Basis

Fair values for investment securities are based on quoted market price if such information is available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  Investment securities are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

(in thousands)
	June 30, 2012
	June 30 2012	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government agencies	$31,008	$-	$31,008	$-
Government-sponsored enterprises	111,752	-	111,752	-
Mortgage-backed securities	93,835	-	93,835	-
Total	$236,595	$-	$236,595	$-

	December 31, 2011
	December 31 2011	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government agencies	$18,215	$-	$18,215	$-
Government-sponsored enterprises	86,735	-	86,735	-
Mortgage-backed securities	90,535	-	90,535	-
Total	$195,485	$-	$195,485	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at June 30, 2012 or December 31, 2011.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans are evaluated and valued at the time the loan is identified as impaired, and are carried at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans or net present value of expected future cash flows discounted at the loan’s effective interest rate.  Collateral may be real estate and/or business assets, including equipment, inventory, and/or accounts receivable.  The value of business equipment, inventory, and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s selling costs and other expenses.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Foreclosed real estate is adjusted to fair value, less estimated carrying costs and costs to sell, upon transfer of the loans to foreclosed real estate.  Subsequently, foreclosed real estate is carried at the lower of the carrying value or the fair value, less estimated carrying costs and costs to sell.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

Mortgage loans held for sale are carried at the lower of cost or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.

(in thousands)
		June 30, 2012
	June 30 2012	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and development	$14,698	$-	$14,698	$-
1-4 family residential	11,204	-	11,204	-
Nonfarm, non residential	21,343	-	21,343	-
Total impaired real estate loans	47,245		47,245	-
Commercial and industrial	867	-	867	-
Consumer	47	-	47	-
Total impaired loans	48,159	-	48,159	-
Mortgage loans held for sale	3,535	-	3,535	-
Foreclosed real estate	12,754	-	12,754	-
Total	$64,448	$-	$64,448	$-

		December 31, 2011
	December 31 2011	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and development	$16,929	$-	$16,929	$-
1-4 family residential	14,610	-	14,610	-
Nonfarm, non residential	23,378	-	23,378	-
Total impaired real estate loans	54,917		54,917
Commercial and industrial	4,042	-	4,042	-
Consumer	49	-	49	-
Total impaired loans	59,008	-	59,008	-
Mortgage loans held for sale	8,694	-	8,694	-
Foreclosed real estate	19,333	-	19,333	-
Total	$87,035	$-	$87,035	$-

In the table above, impaired loans are shown net of the related allowance for loan losses.

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis at June 30, 2012 or December 31, 2011.

There were no transfers of assets measured at fair value between Level 1 and Level 2 measurements during the six months ended June 30, 2012.

Carrying Amounts and Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

The following table presents the carrying values and estimated fair values of the Company’s other financial instruments as of the dates indicated, all of which are considered Level 3 fair value estimates.  These fair value estimates are subject to fluctuation based on the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.  This table excludes financial instruments for which the carrying amount approximates fair value.  Since the fair value is estimated as of the balance sheet date, the amounts that will actually be realized or paid upon settlement or maturity of these instruments could be significantly different. In addition, any income taxes, or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

(in thousands)
	June 30, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial instruments-assets
Loans (1)	$335,163	$338,198	$349,244	$350,401
Financial instruments-liabilities
Deposits	$690,050	$688,296	$672,644	$669,855

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

Due to insufficient funding at the holding company level and restrictions placed on it under the Consent Order and the Written Agreement, the Company has deferred the payment of the last eight quarterly dividends on the Preferred Stock, with the total amount deferred equaling $1.6 million as of June 30, 2012.  Until the Company pays in full these deferred Preferred Stock dividends, no dividends may be paid on the common stock.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

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

As of June 30, 2012, the most recent notification from the Bank’s primary regulator categorized the Bank as “significantly undercapitalized” under the regulatory framework for prompt corrective action.  Since that date, no conditions or events have occurred of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

The table below summarizes the Company and the Bank’s capital ratios.

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total Capital (to Risk-weighted Assets)
Company	$23,795	5.90%	$32,262	8.00%	n/a	n/a
Bank	23,762	5.89%	32,262	8.00%	$40,328	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$18,689	4.63%	$16,131	4.00%	n/a	n/a
Bank	18,656	4.63%	16,131	4.00%	$24,197	6.00%
Tier I Capital (to Average Assets)
Company	$18,689	2.64%	$28,300	4.00%	n/a	n/a
Bank	18,656	2.64%	28,300	4.00%	$35,375	5.00%

As of December 31, 2011
Total Capital (to Risk-weighted Assets)
Company	$23,204	5.41%	$34,328	8.00%	n/a	n/a
Bank	23,219	5.41%	34,328	8.00%	$42,910	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$17,775	4.14%	$17,164	4.00%	n/a	n/a
Bank	17,790	4.15%	17,164	4.00%	$25,746	6.00%
Tier I Capital (to Average Assets)
Company	$17,775	2.48%	$28,701	4.00%	n/a	n/a
Bank	17,790	2.48%	28,701	4.00%	$35,876	5.00%

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
June 30, 2012

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

1st Financial Services Corporation (the Company, or 1st Financial) is a North Carolina corporation headquartered in Hendersonville, North Carolina that when it was formed in May 2008 became the sole owner of all of the capital stock of Mountain 1st Bank & Trust Company (the Bank).  The Bank is a North Carolina state-chartered, non-member bank, which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004, and began operations on May 14, 2004.  Currently, the Bank conducts business through 12 full-service branch offices located in nine Western North Carolina counties.

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

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Those statements may be identified by the use of terms such as “may,” “will,” “should,” “could,” “plans,” “intends,” “anticipates,” “expects”, “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) there is substantial doubt about the ability of 1st Financial to continue as a going concern; (2) 1st Financial and its subsidiary, Mountain 1st Bank and Trust Company (the Bank) may be subject to additional, heightened enforcement actions, and ultimately the Bank may be placed under conservatorship or receivership if we do not raise additional capital or otherwise comply with the Consent Order (the Consent Order) with the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks (the Commissioner) and the Written Agreement (the Written Agreement) with the Federal Reserve Bank of Richmond (Federal Reserve Bank), or if our condition continues to deteriorate; (3) we need to raise additional capital in the future in order to satisfy regulatory requirements, but that capital may not be available when it is needed; (4) the impact of the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain; (5) competitive pressure among depository institutions increases significantly; (6) further credit quality deterioration, which could cause an increase in the provisions for loan losses; (7) general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are worse than expected; (8) regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank; (9) revenues are lower than expected; (10) the availability of and/or an unexpectedly high cost of additional capital; (11) the effects of the FDIC deposit insurance premiums and assessments; (12) the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (13) volatility in the credit or equity markets and its effect on the general economy; (14) demand for the products or services of the Company, as well as its ability to attract and retain qualified people; (15) the effect of other requirements in the Consent Order and the Written Agreement to which we are subject and any further regulatory actions; (16) the costs and effects of legal, accounting and regulatory developments and compliance, including the Consent Order and the Written Agreement; and (17) premiums for D&O insurance may increase: we may be unable to renew our D&O insurance policy on acceptable terms. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 29, 2012 (the Annual Report).  The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

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
June 30, 2012

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

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

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

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

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

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

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

"Significantly Undercapitalized" Capital Category

At June 30, 2012 the Bank was deemed "significantly undercapitalized".  As such, the Bank is subject to the restrictions in Section 38 of the Federal Deposit Insurance Act and the related FDIC rules and regulations that apply to "significantly undercapitalized" institutions, including restrictions on:

●	the compensation paid to senior executive officers;

●	capital distributions;

●	payment of management fees;

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

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

Going Concern Considerations

As discussed in Item 7 of the Company’s filing on Form 10-K for the year ended December 31, 2011 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations", and in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses that have eroded regulatory capital ratios, and the Bank is under a Consent Order that requires, among other provisions, capital ratios to be maintained at certain heightened levels.  In addition, the Company is under a Written Agreement that requires, among other provisions, the submission of a capital plan to improve the Company’s and the Bank’s capital levels.  As of June 30, 2012, both the Bank and the Company are considered “significantly undercapitalized” based on their respective regulatory capital levels.  These considerations raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

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
June 30, 2012

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

At June 30, 2012, the Bank was deemed "significantly undercapitalized".  As such, the Bank is subject to certain restrictions, as discussed under “"Significantly Undercapitalized" Capital Category" in Item 1.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history.  Unemployment is at record levels and both residential and commercial real estate values have been adversely impacted.  With the slowing economy, falling real estate values and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality.  Continued weakness in the Western North Carolina real estate market was the primary reason for the Company’s providing an increase to the allowance for loan losses of $15.8 million and $12.5 million in 2011 and 2010, respectively.  For the six-month period ended June 30, 2012, provisions for loan losses totaled $2.0 million with net charge-offs totaling $2.4 million.  We have experienced some margin contraction, as we are unable to reinvest proceeds from loan and security repayments at the same yields.  We also expect to continue to incur increased expense as we manage our troubled assets.  Our markets continue to feel the effects of the recession and we do not foresee substantial improvements in either unemployment or real estate values until 2013 at the earliest.

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

The Company believes its current base of business is relatively well diversified as is the general economic base of the region as a whole.  The principal concentration identified by management within the Company’s lending portfolio is in loans secured by real estate.  At June 30, 2012, loans collateralized by real estate comprised 89% of the Company’s total loan portfolio.  Management believes concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral.  These include residential, multifamily and both income-producing and owner-occupied commercial properties.  The Company’s loan portfolio includes $74.4 million in loans classified as construction or acquisition and development (of which $43.5 million are land loans) and $153.2 million in loans classified as commercial real estate (CRE), representing 18.9% and 38.9%, respectively, of the total portfolio.  By way of comparison, at December 31, 2011, the Company’s loan portfolio included $87.1 million in loans classified as construction or acquisition and development (of which $44.9 million were land loans) and $159.1 million in loans classified as CRE, representing 20.8% and 38.0%, respectively of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios.  At June 30, 2012, loans exceeding regulatory loan-to-value guidelines represented 114.5% of risk-based capital, primarily attributable to the Bank’s reduced capital due to losses incurred in the past several years, combined with market value declines on the underlying collateral of the Bank’s real estate loan portfolio.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

For the first five years of operation, management’s business plan had been predicated upon the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area.  However, due to the current economic environment, management does not expect to open new branch offices to augment the current branch network in the foreseeable future and may close certain offices to improve operating efficiencies.  Instead, management is focused on reducing its nonperforming loan portfolio and its foreclosed real estate holdings, while simultaneously growing existing branches in its primary markets.

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

Financial Overview

The Company’s total assets were $714.1 million at June 30, 2012, an increase of $14.1 million, from $700.0 million at December 31, 2011.  The Company’s total deposits were $690.1 million at June 30, 2012, an increase of $17.5 million, from $672.6 million at December 31, 2011.  Proceeds from investment security sales and increased customer deposits, along with proceeds from secondary market mortgage loan sales and loan repayments continue to boost cash on deposit with the Federal Reserve Bank at quarter end, providing sufficient liquidity to fund investment security purchases, combined with providing liquidity to meet depositor needs.  Overall growth plans have been purposely slowed in response to the Bank’s asset quality deterioration, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements.

Investment securities increased by $38.1 million, or 19.1%, from $199.7 million at December 31, 2011, to $237.8 million at June 30, 2012.  During the six months ended June 30, 2012, gross loans, excluding loans held for sale, decreased by $25.3 million, or 6.0%, from $418.9 million at December 31, 2011 to $393.6 million at June 30, 2012, as management purposely slowed loan growth in response to current economic conditions.  In addition, certain customers are exhibiting a preference for deleveraging by paying off their loans. The Company’s portfolio loan-to-asset ratio decreased from 59.8% at December 31, 2011, to 55.1% at June 30, 2012, principally reflecting an increase in loan repayments over loan production, combined with $2.7 million of gross charge-offs and the transfer of $6.8 million of portfolio loans to foreclosed assets during the first six months of 2012.

During the six months ended June 30, 2012, the Company recorded net income of $931,000, compared to net income of $94,000 for the similar period in 2011.  Net interest income for the six months ended June 30, 2012, decreased slightly to $9.9 million, compared with $10.4 million for the six months ended June 30, 2011, due to a contraction in the loan portfolio, the adverse impact of nonaccrual loans, and historically low interest rates.  The Company’s net interest margin decreased to 3.01% for the six months ended June 30, 2012, compared with 3.12% for the similar period in 2011, primarily as a result of an asset shift from higher yielding loans to lower yielding investment securities.  Provision for loan losses was $2.0 million for the six months ended June 30, 2012, compared to $2.8 million for the six month period ended June 30, 2011.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.  Noninterest income, which primarily includes income from service charges on deposit accounts and mortgage services revenue, for the six months ended June 30, 2012, increased to $5.0 million, compared to $3.0 million recorded during the six month period ended June 30, 2011, principally due to gains on sales of investment securities and the origination and sale of USDA/SBA loans, which totaled $1.9 million, compared to $224,000 in the year-ago six month period.  Noninterest expense for the six months ended June 30, 2012, increased to $11.9 million, compared to $10.8 million for the similar period in 2011.  The increase in noninterest expense was driven primarily by significantly higher problem asset management costs and holding costs of and losses on the sale of other real estate owned and repossessed assets.  The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.  Deposit insurance premiums have also increased due to increased customer deposits and a higher year-over-year assessment rate based on the Bank’s capital and asset quality measures. The higher problem asset costs and increased deposit insurance premiums were partially offset by strong cost control efforts leading to moderate declines in a majority of operating expense categories.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

Loans

Net loans outstanding, excluding loans held for sale, were $383.3 million at June 30, 2012, compared to $408.3 million on December 31, 2011, a decrease of $25.0 million, or 6.1%.  Before the allowance for loan losses, loans receivable decreased $25.3 million, or 6.0%, from $418.9 million at December 31, 2011, to $393.6 million at June 30, 2012.

Following is a summary of loans, excluding loans held for sale.

(in thousands)
	June 30 2012	December 31 2011
Real estate:
Construction and development	$74,359	$87,080
1-4 family residential	118,207	117,025
Mutlifamily	5,330	5,818
Nonfarm, nonresidential	153,189	159,120
Total real estate	351,085	369,043
Commercial and industrial	39,508	46,873
Consumer	3,024	2,986
	393,617	418,902
Allowance for loan losses	(10,295)	(10,650)
Total	$383,322	$408,252

Of our outstanding loans, $12.4 million are loans purchased from Live Oak Bank, a state chartered bank located in Eastern North Carolina that focuses on the origination and servicing of loans to small businesses, primarily small business loans guaranteed by the SBA.  The Bank has not purchased loans from Live Oak Bank since mid-2010.  The Bank also originates, services, and sells USDA and SBA loans on its own.  We expect to continue originating both SBA and USDA loans and management believes such originations will positively impact future earnings.

Management expects loan growth will continue to be muted during the remainder of 2012 and into 2013 as a result of the economic uncertainties that are expected to persist for the foreseeable future.

Deposits

Total deposits at June 30, 2012 were $690.1 million, up $17.4 million from $672.6 million on December 31, 2011.  During the six months ended June 30, 2012, demand deposits increased $7.5 million, money market accounts increased $6.4 million, and savings deposits increased $23.5 million, while interest-bearing checking accounts decreased by $548,000 and certificates of deposits declined by $19.6 million, $1.4 million of which were internet deposits. Through our branch network, the Bank continues to attract new depository customers seeking value-added service.  In addition to attracting new core deposit customers, in this low interest rate environment, our existing customers are exhibiting a preference to maintaining their funds in short-term liquid investments, such as our savings and money market deposit accounts.  As a consequence, customers are often taking the funds from maturing certificates and depositing them into savings, checking, and money market accounts.  Some customers are also beginning to transfer their liquid funds back into the stock markets.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

Borrowings

As of June 30, 2012, the Company had total borrowings of $505,000, compared to $4.6 million at December 31, 2011.  Borrowings from the Federal Home Loan Bank, which totaled $4.0 million at year-end 2011, were repaid in the first quarter of 2012.  Securities sold under agreements to repurchase, the sole component of borrowings at June 30, 2012, decreased by $100,000 from year-end 2011.

Stockholders’ Equity

Consolidated stockholders’ equity increased $877,000, from $18.5 million at December 31, 2011, to $19.4 million at June 30, 2012, representing 2.6% and 2.7% of total assets, respectively.  The Company’s net income of $931,000 for the six months ended June 30, 2012, partially offset by a $36,000 decrease in net unrealized gains on available-for-sale securities, net of income taxes, was the primary factor contributing to the change.  Book value per common share was $0.64 at June 30, 2012, compared to $0.49 per common share at December 31, 2011.

No cash dividends have been declared on common stock during 2012, and management does not anticipate cash dividends on common stock for the foreseeable future.  Further, the Bank has been unable to upstream funds to the Company to pay the quarterly dividend on its preferred stock due to regulatory disapproval and thus, since August 2010, the Company has deferred the $205,000 quarterly payment of cash dividends on its preferred stock.  As of June 30, 2012, the Company has deferred payment of $1.6 million in preferred dividends.  The Company expects to again defer the $205,000 payment of the preferred dividend in August 2012, in order to preserve capital. After receipt of regulatory approval, the Bank upstreamed $28,000 to the Company during the first quarter of 2012, to pay its annual franchise tax to the North Carolina Department of Revenue.

As of June 30, 2012, the Bank’s primary federal regulator categorized the Bank as “significantly undercapitalized” under the regulatory framework for prompt corrective action.  Actual capital amounts and ratios for the Company and the Bank at June 30, 2012 and December 31, 2011, are presented in the following table.

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total Capital (to Risk-weighted Assets)
Company	$23,795	5.90%	$32,262	8.00%	n/a	n/a
Bank	23,762	5.89%	32,262	8.00%	$40,328	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$18,689	4.63%	$16,131	4.00%	n/a	n/a
Bank	18,656	4.63%	16,131	4.00%	$24,197	6.00%
Tier I Capital (to Average Assets)
Company	$18,689	2.64%	$28,300	4.00%	n/a	n/a
Bank	18,656	2.64%	28,300	4.00%	$35,375	5.00%

As of December 31, 2011
Total Capital (to Risk-weighted Assets)
Company	$23,204	5.41%	$34,328	8.00%	n/a	n/a
Bank	23,219	5.41%	34,328	8.00%	$42,910	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$17,775	4.14%	$17,164	4.00%	n/a	n/a
Bank	17,790	4.15%	17,164	4.00%	$25,746	6.00%
Tier I Capital (to Average Assets)
Company	$17,775	2.48%	$28,701	4.00%	n/a	n/a
Bank	17,790	2.48%	28,701	4.00%	$35,876	5.00%

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
June 30, 2012

Asset Quality

Over the course of the past several years, credit quality has deteriorated as real estate markets have been hit with slowing sales and declining prices.  The markets in which the Company operates have also been affected by such downturns.  The longer the current real estate market downturn persists, the more vulnerable sales volume and prices become.

Although management believes the Company appropriately reserved for our problem assets at year-end 2011, we nonetheless continue to experience the effects of asset devaluation in our markets as the economy and businesses struggle to recover.  We have allocated significant resources toward expeditious resolution of our nonperforming loans and those assets we have foreclosed upon.  We anticipate additional provisioning and charge-offs during 2012 to stay ahead of this resolution process.  As of June 30, 2012, nonperforming assets were $38.7 million, down $16.0 million from $54.7 million at December 31, 2011, principally as a result of the movement of troubled assets through the foreclosure process.  A single piece of foreclosed real estate, with a carrying value of $6.4 million, was sold at a $168,000 gain during the second quarter of 2012. As a percentage of period-end portfolio loans and foreclosed assets, nonperforming assets were 9.52% at June 30, 2012, versus 12.43% at year-end 2011.  The allowance for loan losses as a percentage of period-end portfolio loans increased to 2.62% at June 30, 2012, from 2.54% at December 31, 2011.  Management expects the level of nonperforming assets to remain at elevated levels through the remainder of 2012 and into 2013.  The Company has seen its level of loans 30-89 days past due decline in recent months; however, there can be no assurance this trend will continue into the future.  As of June 30, 2012, loans 30-89 days past due were $826,000, or 0.21% of portfolio loans, compared to $6.2 million, or 1.49% of portfolio loans at December 31, 2011.

The provision for loan losses was $2.0 million for the six months ended June 30, 2012, compared to $2.8 million for the similar period in 2011, while net charge-offs were $2.4 million in the 2012 period, compared to net charge-offs of $7.2 million in the 2011 period.  The charge-offs in each period resulted principally from recognition of losses previously reserved for as these loans were worked through the Bank’s asset resolution process.  In addition, as part of this resolution process, management provides for additional losses through increases to its allowance for loan losses.

The following table provides additional information about the Bank’s nonperforming assets.

(dollars in thousands)
	June 30 2012	December 31 2011
Nonaccrual loans	$25,191	$33,720
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	25,191	33,720
Foreclosed real estate	12,754	19,333
Repossessed assets	799	1,617
Total nonperforming assets	$38,744	$54,670

Allowance for loan losses	$10,295	$10,650
Nonperforming loans to period-end loans, excluding loans held for sale	6.40%	8.05%
Allowance for loan losses to period-end loans, excluding loans held for sale	2.62%	2.54%
Nonperforming assets as a percentage of:
Loans and foreclosed assets	9.52%	12.43%
Total assets	5.43%	7.81%
Ratio of allowance for loan losses to nonperforming loans	40.9%	31.6%

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

Restructured Loans Accruing Interest.  On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreements, has been demonstrated over several payment cycles.  Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions.  Restructured loans totaled $36.4 million at June 30, 2012, compared to $40.2 million at December 31, 2011, of which $15.4 million and $15.8 million were accruing interest at the respective period ends.

Loan loss experience for the three and six months ended June 30, 2012 and 2011, is presented below.

(dollars in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Balance at beginning of the period	$10,414	$13,905	$10,650	$16,191
Provision for loan losses	935	2,120	2,040	2,806
Charge-offs
Construction and development	278	959	755	3,055
1-4 family residential	392	1,258	1,236	1,555
Nonfarm, nonresidential	50	1,148	162	1,180
Total real estate	720	3,365	2,153	5,790
Commercial	455	850	502	1,423
Consumer	-	24	28	41
Total charge-offs	1,175	4,239	2,683	7,254
Recoveries
Construction and development	36	3	133	3
1-4 family residential	4	2	27	5
Total real estate	40	5	160	8
Commercial	79	17	124	53
Consumer	2	4	4	8
Total recoveries	121	26	288	69
Net charge-offs	1,054	4,213	2,395	7,185
Balance at end of period	$10,295	$11,812	$10,295	$11,812
Average loans, excluding loans held for sale	$397,889	$475,409	$405,082	$478,571
Period end loans, excluding loans held for sale	$393,617	$460,443	$393,617	$460,443
Net charge-offs to average loans, excluding loans held for sale (1)	1.06%	3.55%	1.19%	3.03%
Allowance for loan losses to period end loans, excluding loans held for sale	2.62%	2.57%	2.62%	2.57%

(1) Annualized

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

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

Since late 2009, management has taken what it believes to be an aggressive stance on identifying problems with credits and placing them on nonaccruing status relatively early in its evaluation process.  Management evaluates these credits and their ultimate collectability using both internal and external portfolio loan reviews, so any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Bank’s existing allowance for loan losses.  Notwithstanding the Company’s conservative approach, over the past few years, the continuing effects of the economic recession, high unemployment and a soft real estate market have caused the Company to periodically increase its provision for loan losses.

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio.  We use a rolling 16 quarter look-back period when computing historical annualized loss rates.  We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors.  Qualitative factors we considered in the determination of the June 30, 2012, allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development).  Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors.  The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

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

We believe the allowance for loan losses at June 30, 2012, is appropriate and adequate to cover probable inherent losses in the loan portfolio.  However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to us at the time of the issuance of our consolidated financial statements.  Therefore, our assumptions may or may not prove valid.  Thus, there can be no assurance loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required.  Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses.  Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown.

(dollars in thousands)
	June 30, 2012		December 31, 2011
		Percent of Total Loans (1)		Percent of Total Loans (1)

	Amount		Amount
Construction and development	$5,751	18.9%	$6,463	20.8%
1-4 family residential	1,876	30.0%	1,553	27.9%
Multifamily	48	1.4%	52	1.4%
Nonfarm, nonresidential	1,359	38.9%	1,277	38.0%
Total real estate loans	9,034	89.2%	9,345	88.1%
Commercial and industrial	1,138	10.0%	1,182	11.2%
Consumer	109	0.8%	92	0.7%
Unallocated	14	0.0%	31	-
Total	$10,295	100.0%	$10,650	100.0%

(1) Percent of loans in each category to total loans

Impaired Loans.  Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures the impairment in accordance with generally accepted accounting principles.  The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At June 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals.  As of June 30, 2012, impaired loans totaled $50.8 million, down from $61.7 million at December 31, 2011.  Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $2.6 million and $2.7 million for the respective periods.

Results of Operations

Three Months Ended June 30, 2012, Compared to the Three Months Ended June 30, 2011

Summary

The Company recorded net income of $347,000 for the second quarter of 2012, compared with a net loss of $508,000 for the same quarter in 2011.  Net income available to common stockholders, after the effect of preferred stock dividend requirements, was $91,000 for the second quarter of 2012, or $0.02 per diluted share, compared with net loss available to common shareholders of $764,000, or $0.15 per diluted share, in the year-ago quarter.  Income before income taxes was $347,000 in the second quarter of 2012, compared to a loss of $1.0 million in the second quarter of 2011.  The $1.4 million increase was driven primarily by lower provision for loan losses combined with gains on the sales of investment securities during the second quarter of 2012. The Company recorded no income tax expense during the period, due to the establishment of a full valuation allowance against its deferred tax asset at year-end 2011.  Management determined it was appropriate to maintain a full valuation allowance based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations, and available tax planning strategies.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

Net Interest Income

Net interest income for the 2012 second quarter decreased to $4.9 million, compared with $5.3 million for the second quarter of 2011, due to a reduction in loans outstanding, the adverse impact of nonaccrual loans, and historically low interest rates. The Company’s net interest margin decreased from 3.17% for the second quarter of 2011 to 2.96% for the second quarter of 2012, primarily as a result of a shift in the composition of assets from higher yielding loans to lower yielding investment securities.  Additionally, an $8.9 million decrease in average earning assets and the adverse impact of nonaccrual loans also contributed to the decline in margin.  The average yield on earning assets decreased 42 basis points, from 4.30% to 3.88%, while the average cost of funds decreased 26 basis points, from 1.26% to 1.00%.  The lower cost of funds was due to a continued decline in interest rates and a change in our mix of deposits.  Our customers, upon maturity of certificates of deposit, often have chosen to move their funds into more liquid accounts, such as savings, money market, or checking accounts.

The following table illustrates the Company’s yield on earning assets and cost of funds for the three-month periods ended June 30, 2012 and 2011.

Average Balances and Net Interest Income
(dollars in thousands)
	Three Months Ended June 30
	2012			2011
	Average Daily Balance	Interest Income/ Expense(1)(2)		Average Daily Balance	Interest Income/ Expense(1)(2)
			Average Rate			Average Rate

Interest-earning assets
Loans and loans held for sale	$402,194	$5,120	5.09%	$478,332	$6,039	5.06%
Investment securities	222,458	1,275	2.29%	151,644	1,129	2.98%
Due from Federal Reserve Bank	33,652	21	0.25%	35,786	21	0.24%
Interest-earning bank deposits	5,079	14	1.11%	6,563	22	1.36%
Total interest-earning assets	663,383	6,430	3.88%	672,325	7,211	4.30%

Noninterest-earning assets:
Cash and due from banks	15,222			15,251
Property and equipment	4,709			5,523
Interest receivable and other	25,692			24,575
Total noninterest-earning assets	45,623			45,349
Total assets	$709,006			$717,674

Interest-bearing liabilities
NOW accounts	65,773	37	0.23%	63,319	49	0.31%
Money markets	56,827	123	0.87%	50,295	133	1.06%
Savings deposits	155,173	353	0.91%	120,623	315	1.05%
Retail time deposits	324,072	982	1.22%	326,374	1,202	1.48%
Wholesale time deposits	1,791	11	2.46%	36,772	192	2.09%
Federal funds purchased and securities sold under agreements to repurchase	549	-	0.25%	880	1	0.44%
Other borrowings	2	-	0.23%	3,951	6	0.79%
Total interest-bearing liabilities	604,187	1,506	1.00%	602,214	1,898	1.26%

Noninterest-bearing liabilities:
Demand deposits	80,774			72,838
Interest payable and other	4,631			4,715
Total noninterest-bearing liabilities	85,405			77,553
Total liabilities	689,592			679,767

Stockholders' equity	19,414			37,907
Total liabilities and stockholders' equity	$709,006			$717,674

Net interest income and interest rate spread		$4,924	2.88%		$5,313	3.04%

Net yield on average interest-earning assets			2.96%			3.17%

Ratio of average interest-earning assets to average interest-bearing liabilities	109.80%			111.64%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in either volume or rates has been allocated in proportion to the absolute dollar change in both.

(in thousands)
	Three Months Ended June 30			Three Months Ended June 30
	2012 vs 2011			2011 vs 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and loans held for sale	$(969)	$50	$(919)	$(733)	$(241)	$(974)
Investment securities	446	(300)	146	184	330	514
Due from Federal Reserve Bank	-	-	-	(43)	2	(41)
Interest-bearing bank deposits	(4)	(4)	(8)	15	3	18
Total interest income	(527)	(254)	(781)	(577)	94	(483)

Interest expense:
NOW accounts	$2	$(14)	$(12)	$1	$(2)	$(1)
Money markets	16	(26)	(10)	12	(22)	(10)
Savings deposits	82	(44)	38	63	(16)	47
Retail time deposits	(8)	(212)	(220)	(116)	(447)	(563)
Wholesale time deposits	(210)	29	(181)	50	(168)	(118)
Federal funds purchased and securities sold under agreements to repurchase	-	(1)	(1)	-	-	-
Other borrowings	(3)	(3)	(6)	(62)	(25)	(87)

Total interest expense	(121)	(271)	(392)	(52)	(680)	(732)
Net increase (decrease) in net interest income	$(406)	$17	$(389)	$(525)	$774	$249

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

Provision for loan losses for the three months ended June 30, 2012, totaled $935,000, a decrease of $1.2 million from $2.1 million for the comparable 2011 quarter.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

Noninterest Income

Noninterest income for the three months ended June 30, 2012, totaled $2.2 million, compared with $1.4 million for the same quarter in 2011.  The period-over-period increase was driven primarily by gains on the sales of investment securities and mortgage services revenue, which contributed $605,000 and $618,000, respectively, to noninterest income for the 2012 period.  During the same period in 2011, there were no sales of investments securities, while mortgage services revenue totaled $423,000.  Also contributing to noninterest income for the quarter were service charges on deposit accounts and other service charges, which contributed $370,000, and $430,000 respectively.  During the same period in 2011, service charges on deposits and other service charges totaled $385,000 and $391,000, respectively.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

Components of noninterest income are as follows:

Noninterest Income
(in thousands)
	Three Months Ended June 30
	2012	2011
Service charges on deposit accounts	$370	$385
Mortgage services revenue	618	423
Other service charges and fees	430	391
Increase in cash surrender value of life insurance	96	112
Gain on sale of investment securities, net	605	-
USDA/SBA loan sale and servicing revenue	28	12
Other income	87	49
Total	$2,234	$1,372

Noninterest Expense

Noninterest expense for the second quarter of 2012 totaled $5.9 million, up from $5.6 million in the second quarter of 2011.  The increase in noninterest expense was primarily driven by significantly higher problem asset management costs and holding costs of and losses on the sale of other real estate owned and repossessed assets.  The duration and severity of the current recession continues to have a substantial negative impact on the Company’s performance.  Foreclosed asset expense of $1.0 million for the second quarter of 2012 has increased substantially from $413,000 in the second quarter of 2011.  For the second quarter of 2012, the largest component of foreclosed asset expense was write-downs on real estate owned and repossessed assets, which totaled $237,000 and $354,000, respectively.  Also contributing to the increased foreclosed asset expense were foreclosed asset acquisition costs of $306,000 and legal fees associated with foreclosed assets of $180,000, partially offset by net gains on sales of foreclosed assets of $61,000.  In contrast, for the second quarter of 2011, the largest components of foreclosed asset expense were write-downs on real estate owned of $273,000 and foreclosed asset acquisition costs of $108,000.  Other loan related expense totaled $201,000 for the second quarter of 2012, compared to $1.1 million for the same period in 2011.  During the second quarter of 2011, the Bank purchased the interest of the other members of an LLC real estate investment, originally entered into in 2009, for $850,000 in order to begin foreclosure proceedings against the remaining loan in the LLC, the cost of which was included in loan related expense in the 2011 period.  The Company sold this property, with a carrying value of $6.4 million, in the second quarter of 2012 for a gain on sale of $168,000.  Continued cost control efforts were the principal reason the Company was able to hold most operating expense categories at or slightly below 2011 levels.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

Components of noninterest expense are as follows:

(in thousands)
	Three Months Ended June 30
	2012	2011
Salaries and employee benefits	$2,467	$2,106
Occupancy	343	219
Equipment	212	240
Advertising	59	76
Data processing and telecommunications	464	525
Deposit insurance premiums	604	408
Professional fees	138	74
Printing and supplies	28	37
Foreclosed assets	1,016	413
Dues and subscriptions	38	47
Postage	51	44
Loan related expense	201	1,145
Corporate insurance	76	56
Other	179	211
Total	$5,876	$5,601

Income Tax Expense

During the second quarter of 2012, the Company recorded no income tax expense as it maintains a full valuation allowance against its deferred tax asset.  For the six months ended June 30, 2011, the Company recorded income tax benefit of $528,000 based on a pre-tax book loss of $1.0 million.

Six Months Ended June 30, 2012, Compared to the Six Months Ended June 30, 2011

Summary

The Company recorded net income of $931,000 for the six months ended June 30, 2012, compared with net income of $94,000 for the same quarter in 2011.  Net income available to common stockholders, after the effect of preferred stock dividend requirements, was $421,000 for the six months ended June 30, 2012, or $0.08 per diluted share, an increase of $837,000, or $0.16 per diluted share, compared with net loss available to common shareholders of $416,000, or $0.08 per diluted share, in the year-ago period.  The increase in net income in 2012 was driven principally by a lower provision for loan losses of $766,000, combined with higher gains on the sale of investment securities and the origination and sale of USDA/SBA loans of $1.7 million, partially offset by higher problem asset resolution costs of $664,000.  The Company recorded no income tax expense during the six months ended June 30, 2012, due to the establishment of a full valuation allowance against its deferred tax asset at year-end 2011.  For the second quarter of 2011, the Company recorded income tax benefit of $287,000 based on a pre-tax book loss of $193,000.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

Net Interest Income

Net interest income for the six-month period of 2012 decreased to $9.9 million, compared with $10.4 million for the comparable six-month period of 2011, due to a reduction in loans outstanding, the adverse impact of nonaccrual loans, and historically low interest rates.  Additionally, a decline of $16.3 million in average earning assets from the year ago period contributed to the decrease in net interest income. The Company’s net interest margin decreased from 3.12% for the 2011 period to 3.01% for the first six months of 2012, primarily as a result of a shift in the composition of assets from higher-yielding loans to lower-yielding investment securities.  Components of the decrease in margin were a 34 basis point decrease in the average yield on earning assets to 3.96%, partially offset by a 28 basis point reduction in the average cost of funds to 1.04%.  A shift in the composition of assets and the adverse impact of nonaccrual loans also contributed to the decrease in net interest income for the period.  Net interest income period over period was positively impacted by the effect of one additional day of interest during the first six months of 2012 as compared to 2011.   The Company’s decision to build and maintain a significant liquidity position in an uncertain regulatory and economic environment continues to have an adverse impact on the net interest margin.  The net interest margin will also be negatively affected if the economic environment remains sluggish, loan originations slow further, and nonaccrual loans continue at elevated levels.

The following table illustrates the Company’s yield on earning assets and cost of funds for the six-month periods ended June 30, 2012 and 2011.

Average Balances and Net Interest Income
(dollars in thousands)
	Six Months Ended June 30
	2012			2011
	Average Daily Balance	Interest Income/ Expense(1)(2)	Average Rate	Average Daily Balance	Interest Income/ Expense(1)(2)	Average Rate

Interest-earning assets
Loans and loans held for sale	$409,794	$10,484	5.12%	$482,082	$12,121	5.07%
Investment securities	211,041	2,426	2.30%	146,553	2,142	2.92%
Due from Federal Reserve Bank	29,085	35	0.24%	36,255	42	0.23%
Interest-earning bank deposits	5,190	29	1.12%	6,519	40	1.23%
Total interest-earning assets	655,110	12,974	3.96%	671,409	14,345	4.30%

Noninterest-earning assets:
Cash and due from banks	15,432			15,525
Property and equipment	4,808			5,658
Interest receivable and other	27,167			23,659
Total noninterest-earning assets	47,407			44,842
Total assets	$702,517			$716,251

Interest-bearing liabilities
NOW accounts	65,172	72	0.22%	63,113	96	0.31%
Money markets	54,598	239	0.88%	49,338	264	1.08%
Savings deposits	149,019	697	0.94%	116,977	611	1.05%
Retail time deposits	329,040	2,072	1.27%	329,282	2,548	1.56%
Wholesale time deposits	1,839	23	2.52%	39,369	402	2.06%
Federal funds purchased and securities sold under agreements to repurchase	517	1	0.20%	873	3	0.80%
Other borrowings	45	-	0.50%	3,952	17	0.44%
Total interest-bearing liabilities	600,230	3,104	1.04%	602,904	3,941	1.32%

Noninterest-bearing liabilities:
Demand deposits	78,363			70,682
Interest payable and other	4,533			5,075
Total noninterest-bearing liabilities	82,896			75,757
Total liabilities	683,126			678,661

Stockholders' equity	19,391			37,590
Total liabilities and stockholders' equity	$702,517			$716,251

Net interest income and interest rate spread		$9,870	2.92%		$10,404	2.98%

Net yield on average interest-earning assets			3.01%			3.12%

Ratio of average interest-earning assets to average interest-bearing liabilities	109.14%			111.36%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in either volume or rates has been allocated in proportion to the absolute dollar change in both.

Volume and Rate Variance Analysis

(in thousands)
	Six Months Ended June 30 2012 vs 2011			Six Months Ended June 30 2011 vs 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and loans held for sale	$(1,846)	$209	$(1,637)	$(1,568)	$(499)	$(2,067)
Investment securities	807	(523)	284	426	558	984
Due from Federal Reserve Bank	(7)	-	(7)	(99)	-	(99)
Interest-bearing bank deposits	(8)	(3)	(11)	33	3	36
Total interest income	(1,054)	(317)	(1,371)	(1,208)	62	(1,146)

Interest expense:
NOW accounts	$3	$(27)	$(24)	$3	$(9)	$(6)
Money markets	26	(51)	(25)	28	(59)	(31)
Savings deposits	155	(69)	86	124	(27)	97
Retail time deposits	(2)	(474)	(476)	(266)	(885)	(1,151)
Wholesale time deposits	(453)	74	(379)	(298)	150	(148)
Federal funds purchased and securities sold under agreements to repurchase	(1)	(1)	(2)	(1)	1	-
Other borrowings	(8)	(9)	(17)	(167)	(88)	(255)
Total interest expense	(280)	(557)	(837)	(577)	(917)	(1,494)
Net increase (decrease) in net interest income	$(774)	$240	$(534)	$(631)	$979	$348

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

Provision for loan losses for the six months ended June 30, 2012, totaled $2.0 million, a decrease of $800,000 from $2.8 million for the comparable 2011 period.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

Noninterest Income

Noninterest income for the six months ended June 30, 2012, totaled $5.0 million, compared with $3.0 million for the same period in 2011.  The period-over-period increase was driven primarily by gains on the sale of investment securities and the origination and sale of USDA/SBA loans, which contributed a combined $1.9 million to noninterest income for the 2012 period, compared to $224,000 during the same period in 2011.  During the first six months of 2012, the Company sold $41.6 million of investment securities to recognize $1.3 million in gains inherent in the portfolio and to mitigate the risk of a decline in the fair value of the portfolio should market interest rates fluctuate.  No sales of investment securities occurred in the 2011 period.  Also contributing to noninterest income for the period were mortgage services revenue, service charges on deposit accounts, and other service charges, which contributed $1.2 million, $727,000, and $837,000, respectively.  During the same period in 2011, mortgage services revenue, service charges on deposits, and other service charges totaled $993,000, $760,000, and $754,000, respectively.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

Components of noninterest income are as follows:

Noninterest Income
(in thousands)
	Six Months Ended June 30
	2012	2011
Service charges on deposit accounts	$727	$760
Mortgage services revenue	1,241	993
Other service charges and fees	837	754
Increase in cash surrender value of life insurance	195	219
Gain on sale of investment securities, net	1,284	-
USDA/SBA loan sale and servicing revenue	592	224
Other income	144	78
Total	$5,020	$3,028

Noninterest Expense

Noninterest expense for the first half of 2012 totaled $11.9 million, up from $10.8 million in first half of 2011.  The increase in noninterest expense was primarily driven by significantly higher problem asset management costs and holding costs of and losses on the sale of other real estate owned and repossessed assets. Foreclosed asset expense of $2.4 million for the first half of 2012 has increased substantially from $774,000 in the first half of 2011.  For the first half of 2012, the largest component of foreclosed asset expense was write-downs on real estate owned and repossessed assets, which totaled $504,000 and $821,000, respectively.  Also contributing to the increased foreclosed asset expense were costs related to the acquisition of foreclosed assets of $597,000, legal fees associated with foreclosed assets of $347,000, and net losses on sales of foreclosed assets of $89,000.  In contrast, for the first half of 2011, the largest components of foreclosed asset expense were losses on the sale of real estate owned of $321,000, write-downs of $273,000 and foreclosed asset acquisition costs of $154,000.

Components of noninterest expense are as follows:

Noninterest Expense
(in thousands)
	Six Months Ended June 30
	2012	2011
Salaries and employee benefits	$4,862	$4,458
Occupancy	686	587
Equipment	414	485
Advertising	108	128
Data processing and telecommunications	933	1,036
Deposit insurance premiums	1,220	958
Professional fees	227	231
Printing and supplies	56	81
Foreclosed assets	2,361	774
Dues and subscriptions	72	96
Postage	103	90
Loan related expense	449	1,372
Corporate insurance	124	107
Other	304	416
Total	$11,919	$10,819

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

Income Tax Expense

During the first six months of 2012, the Company recorded no income tax expense as it maintains a full valuation allowance against its deferred tax asset.  For the first six months of 2011, the Company recorded income tax benefit of $287,000 based on pre-tax loss of $193,000.

Liquidity

A function of the Bank’s Asset-Liability Management Committee is evaluating the current liquidity of the Bank and identifying and planning for future liquidity needs.  Such needs primarily consist of ensuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities.  Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities.  On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB), as well as the ability to generate funds through the issuance of long-term debt and equity.  The Bank’s “on balance sheet” liquidity ratio was 37% at June 30, 2012.  Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs.  The Company, however, has limited sources of revenue, and the Written Agreement and the Consent Order do not permit the payment of dividends by the Bank to the Company.  Without this primary source of revenue from the Bank, the Company expects to continue to defer the payment of dividends on its Preferred Stock.

Total deposits were $690.1 million at June 30, 2012, up $17.5 million from $672.6 million at December 31, 2011.  Deposit growth and retention within the Bank’s retail branch bank network was sufficient to meet the Company’s funding requirements during 2011 and through the first half of 2012.  In prior years, the Bank used brokered deposits as a supplemental liquidity source.  The Consent Order prohibits the Bank from soliciting and accepting additional brokered CDs (including the renewal of existing brokered CDs) without prior approval from the FDIC and limits the rates the Bank can offer on its deposit products.  At June 30, 2012, brokered deposits totaled $1.1 million, compared to $2.6 million at December 31, 2011.  It is expected sufficient funds will be available from cash on hand, investment security repayments, and loan repayments to fund CD maturities.  At June 30, 2012, time deposits represented 46.4% of the Bank’s total deposits, compared to 50.5% at December 31, 2011.  Certificates of deposit of $100,000 or more represented 23.8% of the Bank’s total deposits at June 30, 2012, down from 25.2% at year-end 2011.  Management believes a sizeable portion of the Bank’s certificate of deposits are relationship-oriented, and based upon prior experience, anticipates a substantial portion of outstanding certificates of deposit will renew upon maturity, or be retained in other deposit products at the Bank.  Deposit retention is also influenced by limits on the rates the Bank can offer.

Borrowings from the Federal Home Loan Bank (FHLB) of $4.0 million at December 31, 2011, were repaid in early 2012.  The remaining borrowing at June 30, 2012, was securities sold under agreements to repurchase which totaled $505,000, down from $605,000 at year-end 2011.  As of June 30, 2012, loan collateral has been pledged to the FHLB to borrow up to $11.6 million.  In addition, secured borrowings lines with two financial institutions totaling $12.0 million are also available to meet liquidity needs.

Capital Resources

At June 30, 2012, the Company’s equity totaled $19.4 million, compared to $18.5 million at December 31, 2011.  The $877,000 increase in equity is primarily attributable to the Company’s net income of $931,000 for the six months ended June 30, 2012, partially offset by a $36,000 decrease in net unrealized gains on available-for-sale securities, net of income taxes.  The Company’s equity-to-asset ratio on those dates was 2.72% and 2.65%, respectively.  The Company is subject to minimum capital requirements, which are further discussed in “PART 1, Item 1 - Business — Supervision and Regulation” of the Company’s filing on Form 10-K for the year ended December 31, 2011.

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

All capital ratios categorize the Company as “significantly undercapitalized” by regulatory measures at June 30, 2012.  The Company’s regulatory capital ratios as of that date consisted of a leverage ratio of 2.64%, a Tier I risk-based capital ratio of 4.63%, and a total risk-based capital ratio of 5.90%.  At December 31, 2011, these ratios were 2.48%, 4.14% and 5.41%, respectively.  Pursuant to the Consent Order and Written Agreement, the Bank is required to develop and adopt a plan for achieving and maintaining capital ratios in excess of the minimum thresholds for the Bank to be well-capitalized, specifically Tier 1 capital of at least 8% of total assets and a total risk based capital ratio of at least 12%.  We continue to consider plans to secure an equity infusion.  Given the state of equity markets currently, our ability to raise capital in the foreseeable future is unknown.  If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company and the Bank.

Note 16 to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of June 30, 2012 and December 31, 2011.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2012

The following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 200, 300, and 400 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates as of June 30, 2012.  Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant.  However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements.  Therefore, management’s assumptions may or may not prove valid.  No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.  Although measured, we believe the downward movements included below are neither realistic nor anticipated in the current historically low interest rate environment.

	Percentage Change in Net Interest Income from Base
	Immediate Shock		Gradual Ramp
Interest Rate Scenario (1)	12 Months	24 Months	12 Months	24 Months
	Column 1	Column 2	Column 3	Column 4
Up 400 basis points	18.6%	15.3%	9.6%	12.6%
Up 300 basis points	16.2%	15.6%	7.6%	11.7%
Up 200 basis points	12.9%	14.8%	6.8%	11.7%
Base	-	-	-	-
Down 200 basis points	-19.5%	-23.7%	-8.2%	-12.5%
Down 300 basis points	-30.0%	-38.3%	-8.9%	-18.3%
Down 400 basis points	-30.3%	-39.1%	-12.6%	-25.1%

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

No change in our internal control over financial reporting was identified that occurred during the Company’s second  quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS None

ITEM 1A.	RISK FACTORS Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, the Company has, since August 2010, deferred payment of dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock).  As of the date of filing of this report, the amount of unpaid dividends is $1.6 million.  The Company expects to defer the August 2012 dividend, in order to preserve capital.  As a consequence of having already deferred payment of dividends for six quarters, the U.S. Department of the Treasury (Treasury), as holder of the Preferred Stock, has the right to elect two directors to the Board of Directors of the Company at the Company’s next annual meeting of stockholders (or at a special meeting called for that purpose prior to such next annual meeting) and at each subsequent annual meeting of stockholders until all accrued and unpaid Preferred Stock dividends have been declared and paid in full.

ITEM 4.	MINE SAFETY DISCLOSURES Not Applicable

ITEM 5.	OTHER INFORMATION Not Applicable

ITEM 6.	EXHIBITS

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer
31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber
32.01	Rule 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Financial Services Corporation (Registrant)

Date: August 14, 2012	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

Date: August 14, 2012	By:	/s/ Holly L. Schreiber
Holly L. Schreiber
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber

32.01	Rule 1350 Certifications