Form 10-Q
period 2012-09-30
1st Financial Services CORP
filed 2012-11-14
CIK 1434743

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

YES  ☐   NO  ☑

Common Stock, $5 par value
5,214,482 shares outstanding as of November 1, 2012

1st Financial Services Corporation

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
1st Financial Services Corporation
Consolidated Balance Sheets
September 30, 2012 (Unaudited) and December 31, 2011

	September 30	December 31
(dollars in thousands, except share and per share data)	2012	2011

Assets

Cash and noninterest-bearing bank deposits	$9,484	$15,579
Due from Federal Reserve Bank	36,882	16,170
Interest-bearing deposits with banks	2,434	5,554
Total cash and cash equivalents	48,800	37,303
Investment securities available for sale	257,658	195,485
Investment securities held to maturity (fair value of $1,250 at September 30, 2012
and $4,378 at December 31, 2011	1,250	4,167
Restricted equity securities	3,052	3,903
Loans held for sale	6,898	8,694
Portfolio loans	385,341	418,902
Allowance for loan losses	(10,817)	(10,650)
Net portfolio loans	374,524	408,252
Bank-owned life insurance	13,236	12,952
Property and equipment, net	4,585	4,942
Accrued interest receivable	2,424	2,721
Foreclosed real estate	10,612	19,333
Other assets	2,155	2,273
Total assets	$725,194	$700,025

Liabilities and Stockholders’ Equity

Liabilities
Demand deposits	$86,650	$76,874
NOW accounts	65,519	66,402
Savings deposits	167,745	137,062
Money market accounts	62,423	52,349
Time deposits under $100	155,699	170,633
Time deposits of $100 and greater	163,402	169,324
Total deposits	701,438	672,644

Federal funds purchased and securities sold under agreements to repurchase	388	605
Accrued interest payable	822	1,052
Other borrowings	-	3,952
Other liabilities	3,751	3,230
Total liabilities	706,399	681,483

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; 16,369 shares
issued and outstanding	16,141	15,989
Common stock, $5.00 par value; 35,000,000 shares authorized; 5,214,482 and 5,168,546 shares
issued and outstanding at September 30, 2012 and December 31, 2011, respectively	26,072	25,843
Common stock warrant	1,016	1,016
Additional paid-in capital	16,934	17,173
Retained deficit	(42,129)	(42,245)
Accumulated other comprehensive income	761	766
Total stockholders’ equity	18,795	18,542
Total liabilities and stockholders’ equity	$725,194	$700,025

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands, except per share data)	2012	2011	2012	2011
Interest income
Loans and fees on loans	$5,113	$5,703	$15,597	$17,824
Investment securities	1,399	1,270	3,825	3,412
Due from Federal Reserve Bank	21	24	56	66
Interest-earning deposits with banks	7	18	36	58
Total interest income	6,540	7,015	19,514	21,360
Interest expense
Deposits	1,412	1,858	4,515	5,779
Federal funds purchased and securities sold under
agreements to repurchase	-	2	1	5
Other borrowings	-	(4)	-	13
Total interest expense	1,412	1,856	4,516	5,797
Net interest income	5,128	5,159	14,998	15,563
Provision for loan losses	2,158	5,959	4,198	8,765
Net interest income (expense) after provision for loan losses	2,970	(800)	10,800	6,798
Noninterest income
Service charges on deposit accounts	346	374	1,073	1,134
Mortgage services revenue	579	441	1,820	1,434
Other service charges and fees	425	400	1,262	1,154
Increase in cash surrender value of life insurance	89	110	284	329
Gains on sales of investment securities, net	934	2,415	2,218	2,415
USDA/SBA loan sale and servicing revenue	131	366	723	590
Other income	118	(3)	262	75
Total noninterest income	2,622	4,103	7,642	7,131
Noninterest expense
Salaries and employee benefits	2,624	2,252	7,486	6,710
Occupancy	347	351	1,033	938
Equipment	238	229	652	714
Advertising	64	58	172	186
Data processing and telecommunications	482	609	1,415	1,645
Deposit insurance premiums	631	622	1,851	1,580
Professional fees	119	90	346	321
Printing and supplies	28	36	84	117
Foreclosed assets	1,230	2,279	3,591	3,053
Dues and subscriptions	19	46	91	142
Postage	40	56	143	138
Loan related expense	116	352	565	1,724
Corporate insurance	131	47	255	154
Other	186	449	490	873
Total noninterest expense	6,255	7,476	18,174	18,295
Income (loss) before income taxes	(663)	(4,173)	268	(4,366)
Income tax expense	-	1,353	-	1,066
Net income (loss)	(663)	(5,526)	268	(5,432)
Accretion of preferred stock to redemption value	51	51	152	152
Dividends on preferred stock	205	205	614	614
Net loss available to common stockholders	$(919)	$(5,782)	$(498)	$(6,198)

Basic net loss per common share	$(0.18)	$(1.12)	$(0.10)	$(1.21)
Diluted net loss per common share	$(0.18)	$(1.12)	$(0.10)	$(1.21)
Basic weighted-average common shares outstanding	5,214,482	5,168,546	5,199,384	5,133,286
Diluted weighted-average common shares outstanding	5,214,482	5,168,546	5,199,384	5,133,286

See accompying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands)	2012	2011	2012	2011
Net income (loss)	$(663)	$(5,526)	$268	$(5,432)
Other comprehensive income (loss), before tax
Investment securities available for sale
Change in net unrealized gains during the period	(884)	(1,660)	(2,226)	70
Reclassification adjustment included in net income	934	2,415	2,218	2,415
Other comprehensive income (loss), before tax	50	755	(8)	2,485
Income tax expense (benefit)
related to items of other comprehensive income (loss)	19	291	(3)	958
Other comprehensive income (loss), net of tax	31	464	(5)	1,527
Comprehensive income (loss)	$(632)	$(5,062)	$263	$(3,905)

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2012 and 2011 (Unaudited)

(dollars in thousands, except share data)
								Accumulated
								Other
						Additional		Comprehensive
	Common Stock			Preferred Stock		Paid-in	Retained	Income
	Shares	Amount	Warrant	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, December 31, 2010	5,097,058	$25,485	$1,016	16,369	$15,786	$17,533	$(21,563)	$(925)	$37,332
Issuance of common stock pursuant to restricted stock plan	86,488	433	-	-	-	(433)	-	-	-
Common stock cancelled pursuant to restricted stock plan	(15,000)	(75)	-	-	-	63	-	-	(12)
Forfeiture of nonvested stock options	-	-	-	-	-	(40)	-	-	(40)
Compensation expense related to restricted stock plan	-	-	-	-	-	37	-	-	37
Accretion of preferred stock to redemption value	-	-	-	-	152	1	(152)	-	1
Net loss	-	-	-	-	-	-	(5,432)	-	(5,432)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	1,527	1,527
Balance, September 30, 2011	5,168,546	$25,843	$1,016	16,369	$15,938	$17,161	$(27,147)	$602	$33,413

Balance, December 31, 2011	5,168,546	$25,843	$1,016	16,369	$15,989	$17,173	$(42,245)	$766	$18,542
Issuance of common stock pursuant to restricted stock plan	86,488	432	-	-	-	(432)	-	-	-
Common stock cancelled pursuant to restricted stock plan	(40,552)	(203)	-	-	-	167	-	-	(36)
Compensation expense related to restricted stock plan	-	-	-	-	-	26	-	-	26
Accretion of preferred stock to redemption value	-	-	-	-	152	-	(152)	-	-
Net income	-	-	-	-	-	-	268	-	268
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(5)	(5)
Balance, September 30, 2012	5,214,482	$26,072	$1,016	16,369	$16,141	$16,934	$(42,129)	$761	$18,795

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Nine Months Ended September 30
(dollars in thousands)	2012	2011
Cash flows from operating activities
Net income (loss)	$268	$(5,432)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	682	775
Provision for loan losses	4,198	8,765
Deferred income taxes	-	1,171
Amortization of premium on securities, net of discount accretion	1,028	478
Origination of held-for-sale loans	(80,175)	(59,951)
Proceeds from sales of held-for-sale loans	83,620	67,056
Net gains on sales of investment securities	(2,218)	(2,415)
Net gains on sales of USDA and SBA loans	(697)	(548)
Net gains on sales of held-for-sale loans	(1,649)	(1,342)
Net losses on sales of foreclosed real estate	278	321
Net (gains) losses on sales of repossessed assets	(70)	2
Net losses on sale or disposal of equipment	30	41
Stock compensation expense (benefit)	(10)	(3)
Writedowns of foreclosed real estate	772	2,533
Writedowns of repossessed assets	1,221	-
Increase in cash surrender value of bank-owned life insurance	(284)	(329)
Changes in assets and liabilities:
Accrued interest receivable	297	(61)
Other assets	(1,240)	1,360
Accrued interest payable	(230)	(844)
Other liabilities	525	151
Net cash provided by operating activities	6,346	11,728
Cash flows from investing activities
Purchases of investment securities available for sale	(242,584)	(158,680)
Sales of investment securities available for sale	82,995	93,215
Maturities of investment securities available for sale	16,014	9,293
Calls of investment securities available for sale	85,500	41,805
Maturities of investment securities held to maturity	-	50
Redemptions of restricted equity securities	1,038	1,373
Purchases of restricted equity securities	(187)	-
Proceeds from sale of foreclosed real estate	11,901	1,366
Proceeds from sale of repossessed assets	2,793	-
Net decrease in loans	23,411	28,670
Purchases of property and equipment	(355)	(38)
Net cash provided (used) by investing activities	(19,474)	17,054
Cash flows from financing activities
Net increase in deposits	28,794	8,277
Net increase (decrease) in securities sold under agreements to repurchase and
federal funds purchased	(217)	8
Repayment of FHLB advances	(3,952)	-
Net decrease in other borrowings	-	(3,619)
Net cash provided by financing activities	24,625	4,666
Net increase in cash and cash equivalents	11,497	33,448
Cash and cash equivalents, beginning of period	37,303	57,398
Cash and cash equivalents, end of period	$48,800	$90,846

Supplemental disclosure of cash flow information
Transfer of loans to foreclosed real estate	$4,230	$3,734
Transfer of loans to repossessed assets	2,586	-
Transfer of loans to held-to-maturity securities	-	1,250
Sales of nonaccrual loans	127	1,230
Transfer of held-to-maturity securities to available-for-sale securities	2,917	-

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements.  In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of the Company as of September 30, 2012, its results of operations and other comprehensive income for the three- and nine-month periods ended September 30, 2012 and 2011 and its cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2012 and 2011.

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
September 30, 2012

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
September 30, 2012

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

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
September 30, 2012

The Company and the Bank have taken and continue to take action to respond to the issues raised in the Consent Order and the Written Agreement.

Going Concern Considerations. The going concern assumption is a fundamental principle in the preparation of financial statements.  It is the responsibility of management to assess the Company’s ability to continue as a going concern.  In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, 12 months from the balance sheet date.  The Bank has suffered recurring losses that have eroded regulatory capital ratios during the prior three years, resulting from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The effects of the economic downturn have been particularly severe during the last several years.  The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio, as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank.  As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011.  For 2011, the Bank recorded a $15.8 million provision to increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the risk inherent in the loan portfolio as of December 31, 2011.  The Bank has seen significant improvement in its asset quality during 2012, with nonperforming assets decreasing $22.7 million, or 41.5%, from $54.7 million at December 31, 2011, to $32.0 million at September 30, 2012.  The Bank provided $4.2 million to increase its allowance for loan losses for the first nine months of 2012, compared to $8.8 million in the first nine months of 2011.  Net charge-offs were $4.0 million, or 1.35% of average loans, in the 2012 year-to-date period, compared to $14.9 million, or 4.25% of average loans, in the same period a year ago.  Despite significant improvement in these measures, given the current economic climate, management recognizes the possibility of further deterioration in the loan portfolio during the remainder of 2012 and into 2013 and further deterioration would further reduce our capital ratios.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately.  A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs.  Although a number of these sources have been limited following execution of the Consent Order with the FDIC and the Commissioner and the Written Agreement with the Federal Reserve Bank, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during the next 12 months in an effort to ensure the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.  Management believes the Bank’s liquidity sources are adequate to meet its needs for at least the next 12 months, but if the Bank is unable to meet its liquidity needs, then the Bank may be placed into conservatorship or receivership.

The Company relies on dividends from the Bank as its primary source of liquidity.  The Company is a legal entity separate and distinct from the Bank.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends.  In addition, the terms of the Consent Order described above further limits the Bank’s ability to pay dividends to the Company to satisfy its funding needs.  As a direct consequence, management believes the Company’s liquidity sources may not be adequate to meet its needs for the next 12 months.

The Company needs to raise substantial additional capital to increase its capital levels to meet the standards set forth by the Consent Order and the Written Agreement, and to provide funds necessary to discharge its liabilities in the normal course of business.  There can be no assurances the Company will be successful in its efforts to raise additional capital in the next 12 months, or at all.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

Note 3 - Restrictions on Cash

The Company is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Company or on deposit with the Federal Reserve Bank.  At September 30, 2012 and December 31, 2011, all required reserves were met by the Company’s vault cash.

At September 30, 2012, cash and cash equivalents totaling $941,000 were pledged as collateral against the Bank’s  debit card and corporate credit card activity.  At December 31, 2011, cash and cash equivalents totaling $6.9 million were pledged as collateral, $6.1 million of which was pledged against the Bank’s check clearing activity.  During the third quarter of 2012, investment securities were substituted as collateral against the Bank’s check clearing activity.

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

(in thousands)
	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$43,135	$371	$179	$43,327
Government-sponsored enterprises	140,340	758	12	141,086
Mortgage-backed securities	72,945	533	233	73,245
Total	$256,420	$1,662	$424	$257,658

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$18,182	$147	$114	$18,215
Government-sponsored enterprises	86,230	518	13	86,735
Mortgage-backed securities	89,825	844	134	90,535
Total	$194,237	$1,509	$261	$195,485

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

At September 30, 2012 and December 31, 2011, investment securities with an amortized cost of $32.1 million and $28.8 million and a fair value of $32.2 million and $29.2 million, respectively, were pledged as collateral for lines or credit, securities sold under agreements to repurchase, and other banking purposes.  Additionally, at September 30, 2012, investment securities with an amortized cost of $7.2 million and fair value of $7.3 million were pledged to the Federal Reserve Bank against the Bank’s check clearing activity.  During the nine months ended September 30, 2012, proceeds from sales of investment securities were $83.0 million with gains recognized on the sales of $2.2 million.  No losses on sales of investment securities were recognized during the period.  U.S. government-sponsored securities totaling $85.5 million were called during the first nine months of 2012.  During the first nine months of 2011, proceeds from the sale of investment securities totaled $93.2 million.  The gross realized gain on the sale of investment securities totaled $2.4 million with $2,000 gross realized losses resulting in a net realized gain of $2.4 million for the nine months ended September 30, 2011.  During that period, U.S. government-sponsored securities totaling $41.8 million were called.

Held-to-maturity securities are bonds, notes and debentures, for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity or call date.  During the first nine months of 2012, held-to-maturity securities with an amortized cost of $2.9 million and fair value of $3.2 million were transferred to available-for-sale.  Investments in held-to-maturity securities are as follows:

(in thousands)
	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other debt securities	$1,250	$-	$-	$1,250
Total	$1,250	$-	$-	$1,250

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$2,917	$211	$-	$3,128
Other debt securities	1,250	-	-	1,250
Total	$4,167	$211	$-	$4,378

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value.  Related write-downs are included in earnings as realized losses.  During the nine months ended September 30, 2012 and 2011, the Company experienced no declines in the value of securities that were considered to be other than temporary in nature.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following table details the gross unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position.

(in thousands)
	September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$6,449	$87	$2,200	$92	$8,649	$179
Government-sponsored enterprises	9,980	12	-	-	9,980	12
Mortgage-backed securities	25,578	215	1,200	18	26,778	233
Total	$42,007	$314	$3,400	$110	$45,407	$424

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$3,303	$1	$2,305	$113	$5,608	$114
Government-sponsored enterprises	6,985	13	-	-	6,985	13
Mortgage-backed securities	17,421	134	-	-	17,421	134
Total	$27,709	$148	$2,305	$113	$30,014	$261

As of September 30, 2012, one Fannie Mae mortgage-backed security and three individual U.S. government agency securities (two U.S. Department of Agriculture securities and one Small Business Administration security) were in a continuous loss position for 12 months or more.  As of December 31, 2011, only the three individual U.S. government agency securities referenced above were in a continuous loss position for 12 months or more.  The Company has the ability and intent to hold these three securities until such time as the value recovers or the security matures.  The Company believes, based on their credit ratings, the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered to be other than temporary.

No held-to-maturity securities were in an unrealized loss position at September 30, 2012 or December 31, 2011.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The aggregate amortized cost and fair value of available-for-sale and held-to-maturity investment securities by remaining contractual maturity are shown below.  Actual expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations.

(in thousands)
	September 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies
Due within one year	$-	$-	$31	$31
Due after one but within five years	90	89	135	134
Due after five but within ten years	3,154	3,113	-	-
Due after ten years	39,891	40,125	18,016	18,050
Government-sponsored enterprises
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	58,397	58,795	52,236	52,668
Due after ten years	81,943	82,291	33,994	34,067
Mortgage-backed securities	72,945	73,245	89,825	90,535
Total	$256,420	$257,658	$194,237	$195,485

Held-to-Maturity Investment Securities
(in thousands)
	September 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
States and political subdivisions
Due within one year	$-	$-	$100	$100
Due after one but within five years	-	-	401	432
Due after five but within ten years	-	-	200	232
Due after ten years	-	-	2,216	2,364
Other debt securities
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	1,250	1,250	1,250	1,250
Due after ten years	-	-	-	-
Total	$1,250	$1,250	$4,167	$4,378

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

Note 5 - Loans

Following is a summary of the major components of loans, excluding loans held for sale.

(in thousands)
	September 30 2012	December 31 2011
Real estate:
Construction and development	$72,940	$87,080
1-4 family residential	120,075	117,025
Multi-family	5,152	5,818
Nonfarm, nonresidential	150,073	159,120
Total real estate	348,240	369,043
Commercial and industrial	34,026	46,873
Consumer	3,075	2,986
	385,341	418,902
Allowance for loan losses	(10,817)	(10,650)
Total	$374,524	$408,252

At September 30, 2012, the Company had $21.1 million in nonaccruing loans, compared to $33.7 million at December 31, 2011.  The year-to-date foregone interest associated with these loans, which averaged $24.2 million for the nine months ended September 30, 2012, and $50.3 million for the comparable period in 2011, was $1.3 million and $2.3 million for the respective periods.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

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
September 30, 2012

Commercial loans with a risk rating of 1 through 5 are classified as “Pass” rated credits in the following tables.  Nonrated consumer loans are also classified as “Pass.”  The following is a summary of information pertaining to credit quality.

Loan Analysis by Credit Quality Indicators
(in thousands)
	September 30, 2012
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Total
Extremely low risk - 1	$-	$-	$-	$-	$3,436	$-	$3,436
Minimal risk - 2	-	-	-	246	176	-	422
Moderate risk - 3	885	1,917	2,614	12,762	1,308	16	19,502
Satisfactory risk -4	5,273	11,867	726	52,271	17,461	276	87,874
Acceptable risk - 5	22,653	10,395	1,812	52,286	9,152	7	96,305
Special mention - 6	20,864	4,240	-	16,549	1,490	-	43,143
Substandard - 7	13,258	4,663	-	15,847	1,003	15	34,786
Doubtful - 8	-	47	-	112	-	-	159
Consumer, not graded	10,007	86,946	-	-	-	2,761	99,714
Total	$72,940	$120,075	$5,152	$150,073	$34,026	$3,075	$385,341

	December 31, 2011
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Total
Extremely low risk - 1	$-	$-	$-	$-	$2,880	$-	$2,880
Minimal risk - 2	-	-	-	262	608	-	870
Moderate risk - 3	1,959	2,558	2,850	16,400	1,981	14	25,762
Satisfactory risk -4	18,558	14,399	1,069	69,119	21,016	276	124,437
Acceptable risk - 5	25,464	10,016	1,899	38,071	11,036	15	86,501
Special mention - 6	13,034	3,101	-	13,724	4,917	-	34,776
Substandard - 7	17,639	9,717	-	21,432	3,836	24	52,648
Doubtful - 8	2	1,808	-	112	599	-	2,521
Consumer, not graded	10,424	75,426	-	-	-	2,657	88,507
Total	$87,080	$117,025	$5,818	$159,120	$46,873	$2,986	$418,902

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following is a summary loan aging analysis.

(in thousands)
	September 30, 2012
					Total
	Past Due and Accruing				Past Due &
	30-59 days	60-89 days	90 or more days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$3,646	$-	$-	$4,989	$8,635	$64,305	$72,940
1-4 family residential	300	20	-	6,853	7,173	112,902	120,075
Multifamily	-	-	-	-	-	5,152	5,152
Nonfarm, nonresidential	613	-	-	8,968	9,581	140,492	150,073
Total real estate loans	4,559	20	-	20,810	25,389	322,851	348,240
Commercial and industrial	6	29	-	268	303	33,723	34,026
Consumer	3	4	-	21	28	3,047	3,075
Total loans	$4,568	$53	$-	$21,099	$25,720	$359,621	$385,341

	December 31, 2011
					Total
	Past Due and Accruing				Past Due &
	30-59 days	60-89 days	90 or more days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$4,304	$180	$-	$9,243	$13,727	$73,353	$87,080
1-4 family residential	524	180	-	11,994	12,698	104,327	117,025
Multifamily	-	-	-	-	-	5,818	5,818
Nonfarm, nonresidential	187	-	-	8,847	9,034	150,086	159,120
Total real estate loans	5,015	360	-	30,084	35,459	333,584	369,043
Commercial and industrial	849	-	-	3,597	4,446	42,427	46,873
Consumer	13	-	-	39	52	2,934	2,986
Total loans	$5,877	$360	$-	$33,720	$39,957	$378,945	$418,902

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following tables outline the changes in the allowance for loan losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at September 30, 2012 and December 31, 2011.

(in thousands)
	As of and for the Nine Months Ended September 30, 2012
	Construction and Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$6,463	$1,553	$52	$-	$1,277	$1,182	$92	$31	$10,650
Provision for loan losses	1,635	1,583	(4)	-	791	156	68	(31)	4,198
Charge-offs	(2,145)	(1,326)	-	-	(364)	(568)	(49)	-	(4,452)
Recoveries	136	94	-	-	26	159	6	-	421
Ending balance	$6,089	$1,904	$48	$-	$1,730	$929	$117	$-	$10,817

Ending allowance balance for loans individually evaluated for impairment	$1,906	$106	$-	$-	$696	$230	$1	$-	$2,939

Ending allowance balance for loans collectively evaluated for impairment	$4,183	$1,798	$48	$-	$1,034	$699	$116	$-	$7,878

Loans Receivable
Total period-end balance	$72,940	$120,075	$5,152	$-	$150,073	$34,026	$3,075	$-	$385,341
Balance of loans individually evaluated for impairment	$14,713	$8,606	$-	$-	$20,299	$4,902	$49	$-	$48,569
Balance of loans collectively evaluated for impairment	$58,227	$111,469	$5,152	$-	$129,774	$29,124	$3,026	$-	$336,772

	As of and for the Year Ended December 31, 2011
	Construction and Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$8,499	$4,371	$35	$12	$1,798	$1,412	$64	$-	$16,191
Provision for loan losses	7,409	2,088	17	(12)	1,506	4,714	62	31	15,815
Charge-offs	(9,537)	(4,918)	-	-	(2,035)	(5,098)	(48)	-	(21,636)
Recoveries	92	12	-	-	8	154	14	-	280
Ending balance	$6,463	$1,553	$52	$-	$1,277	$1,182	$92	$31	$10,650

Ending allowance balance for loans individually evaluated for impairment	$2,152	$185	$-	$-	$284	$110	$2	$-	$2,733

Ending allowance balance for loans collectively evaluated for impairment	$4,311	$1,368	$52	$-	$993	$1,072	$90	$31	$7,917

Loans Receivable
Total period-end balance	$87,080	$117,025	$5,818	$-	$159,120	$46,873	$2,986	$-	$418,902
Balance of loans individually evaluated for impairment	$19,081	$14,795	$-	$-	$23,662	$4,152	$51	$-	$61,741
Balance of loans collectively evaluated for impairment	$67,999	$102,230	$5,818	$-	$135,458	$42,721	$2,935	$-	$357,161

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following table summarizes information relative to impaired loans.

Impaired Loan Schedule
(in thousands)
	September 30, 2012
	Construction and Land Development	1-4 Family Residential	Nonfarm Nonresidential	Commercial and Land Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$10,097	$7,641	$13,736	$3,662	$-	$35,136
Unpaid principal balance	17,465	9,554	14,546	5,134	-	46,699
Related allowance	-	-	-	-	-	-
Average recorded investment	11,999	8,507	13,843	4,330	-	38,679
Interest income recognized	230	255	521	86	-	1,092
With an allowance recorded
Recorded investment	$4,616	$965	$6,563	$1,240	$49	$13,433
Unpaid principal balance	4,616	982	8,718	1,244	49	15,609
Related allowance	1,906	106	696	230	1	2,939
Average recorded investment	4,670	978	6,472	1,307	50	13,477
Interest income recognized	221	24	178	57	1	481
Total
Recorded investment	$14,713	$8,606	$20,299	$4,902	$49	$48,569
Unpaid principal balance	22,081	10,536	23,264	6,378	49	62,308
Related allowance	1,906	106	696	230	1	2,939
Average recorded investment	16,669	9,485	20,315	5,637	50	52,156
Interest income recognized	451	279	699	143	1	1,573

	December 31, 2011
	Construction and Land Development	1-4 Family Residential	Nonfarm Nonresidential	Commercial and Industrial
					Consumer	Total
With no related allowance recorded
Recorded investment	$9,767	$12,341	$20,608	$3,759	$-	$46,475
Unpaid principal balance	14,686	16,415	22,075	8,096	-	61,272
Related allowance	-	-	-	-	-	-
Average recorded investment	16,289	15,274	20,822	5,458	-	57,843
Interest income recognized	546	521	984	33	-	2,084
With an allowance recorded
Recorded investment	$9,314	$2,454	$3,054	$393	$51	$15,266
Unpaid principal balance	10,102	2,476	3,054	396	51	16,079
Related allowance	2,152	185	284	110	2	2,733
Average recorded investment	10,172	1,891	3,099	377	10	15,549
Interest income recognized	354	72	173	12	-	611
Total
Recorded investment	$19,081	$14,795	$23,662	$4,152	$51	$61,741
Unpaid principal balance	24,788	18,891	25,129	8,492	51	77,351
Related allowance	2,152	185	284	110	2	2,733
Average recorded investment	26,461	17,165	23,921	5,835	10	73,392
Interest income recognized	900	593	1,157	45	-	2,695

Included in impaired loans, are troubled debt restructurings (TDRs), which totaled $23.6 million at September 30, 2012, of which $7.0 million were accruing interest at that date.  The allowance for loan losses associated with these loans, on the basis of a current evaluation of loss was $86,000.  At December 31, 2011, impaired loans, determined to be TDRs totaled $40.2 million, $15.8 million of which were accruing interest with an associated allowance for loan losses of $313,000.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following tables summarize information relative to loan modifications determined to be TDRs.

Troubled Debt Restructurings
(in thousands, except contracts)
	For the Three Months Ended September 30, 2012			At September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction and land development	-	$-	$-	13	$12,029	$8,205
1-4 family residential	-	-	-	25	9,396	6,546
Nonfarm, nonresidential	3	448	448	12	9,057	8,756
Total real estate loans	3	448	448	50	30,482	23,507
Commercial and industrial	-	-	-	2	28	13
Consumer	-	-	-	1	51	49
Total loans	3	$448	$448	53	$30,561	$23,569

Troubled Debt Restructurings by Concession Type
(in thousands, except contracts)
	For the Three Months Ended
	September 30, 2012
	Number of Contracts	Recorded Investment

Rate concessions	-	$-
Term concessions	-	-
Rate and term concessions	3	448
Total rate or term concessions	3	448
Foreclosures	-	-
Total concessions	3	$448

Troubled Debt Restructurings Restructured Over the Past 12 Months that Subsequently Defaulted
(in thousands, except contracts)
	For the Three Months Ended
	September 30, 2012
	Number of Contracts	Recorded Investment

Construction and land development	1	$1,331
1-4 family residential	-	-
Nonfarm, nonresidential	-	-
Total real estate loans	1	1,331
Commercial and industrial	-	-
Total loans	1	$1,331

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following table provides information about the Bank’s nonperforming assets as of September 30, 2012 and December 31, 2011.

(dollars in thousands)
	September 30 2012	December 31 2011
Nonaccrual loans	$21,099	$33,720
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	21,099	33,720
Foreclosed real estate	10,612	19,333
Repossessed assets	329	1,617
Total nonperforming assets	$32,040	$54,670

Allowance for loan losses	$10,817	$10,650
Nonperforming loans to period-end loans, excluding loans held for sale	5.48%	8.05%
Allowance for loan losses to period-end loans, excluding loans held for sale	2.81%	2.54%
Nonperforming assets as a percentage of:
Loans and foreclosed assets	8.09%	12.43%
Total assets	4.42%	7.81%
Ratio of allowance for loan losses to nonperforming loans	51.3%	31.6%

Note 6 - Foreclosed Real Estate and Repossessed Assets

The following table summarizes the activity in foreclosed real estate for the nine months ended September 30, 2012 and the year ended December 31, 2011.

(in thousands)
	September 30 2012	December 31 2011
Balance at beginning of year	$19,333	$7,314
Additions from loans	4,230	11,828
Additions from investment in real estate partnership	-	6,356
Sales	(12,179)	(3,088)
Writedowns	(772)	(3,077)
Balance at end of period	$10,612	$19,333

The following table shows the composition of foreclosed real estate.

(in thousands)
	September 30	December 31
	2012	2011
Construction and development	$6,985	$15,151
1-4 family residential	1,293	1,477
Nonfarm, nonresidential	2,334	2,705
Balance at end of period	$10,612	$19,333

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following table summarizes the activity in repossessed assets for the nine months ended September 30, 2012 and the year ended December 31, 2011.  Repossessed assets are included in Other assets in the Consolidated Balance Sheets.

(in thousands)
	September 30	December 31
	2012	2011
Balance at beginning of year	$1,617	$7
Additions from loans	2,586	1,617
Sales	(2,653)	(7)
Writedowns	(1,221)	-
Balance at end of period	$329	$1,617

At September 30, 2012, repossessed assets were comprised primarily of one aircraft, which was added during the first nine months of 2012.  At December 31, 2011, the balance in repossessed personal property was comprised of three aircraft, two of which were sold during the first nine months of 2012.

Note 7 - Restricted Equity Securities

The Bank, as a member institution is required to own stock in the Federal Home Loan Bank of Atlanta (FHLB).  No ready market exists for this stock and it has no quoted market value; however, redemption of this stock has historically been at par.  At September 30, 2012 and December 31, 2011, the Bank owned $1.1 million and $2.1 million, respectively, in FHLB stock.  Investments in FHLB stock, in excess of the minimum amount required by the FHLB, are redeemed at the discretion of the FHLB.  During the first nine months of 2012, $1.0 million of excess FHLB stock was redeemed, which represented all stock in excess of the minimum amount required at that date. Also included in restricted equity securities at September 30, 2012 and December 31, 2011, was an investment in the Senior Housing Crime Prevention Fund of $500,000, an investment in Pacific Coast Bankers Bank stock of $102,000, and an investment in Capital South Partners, LLC (a Small Business Investment Corporation), which totaled $1.4 million at September 30, 2012, compared to $1.2 million at December 31, 2011.

Note 8 - Time Deposits

Time deposits totaled $319.1 million at September 30, 2012, compared to $340.0 million at December 31, 2011.  Of that total, time deposits in denominations of $100,000 or more were $163.4 million and $169.3 million at September 30, 2012 and December 31, 2011, respectively.  Interest expense on deposits of $100,000 or more aggregated $1.6 million and $2.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Time deposits maturing subsequent to September 30, 2012, are as follows:

(in thousands)
Maturing in	Amount
2012	$66,485
2013	208,195
2014	15,816
2015	11,119
2016	11,532
2017	5,954
$319,101

At September 30, 2012 and December 31, 2011, the Company had $937,000 and $2.6 million, respectively, in brokered certificates of deposit.  Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposits), unless it first receives an appropriate waiver from the FDIC.  Accordingly, as brokered certificates of deposit mature, the certificates are not being rolled over into another certificate.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

Note 9 - Borrowings

Information related to the Company’s borrowings is summarized below.

(dollars in thousands)
	September 30 2012		December 31 2011
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Advances from the Federal Home Loan Bank	$-	-	$3,952	0.51%
Securities sold under agreements to repurchase	388	0.28%	605	0.29%
Total	$388	0.28%	$4,557	0.48%

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

During 2010, the Company reached a three-year cumulative pre-tax loss position and at that time, recorded a partial valuation allowance in the amount of $4.0 million.  During 2011, based upon additional losses and the weighting ascribed to this evidence, the Company determined a full valuation allowance was necessary under the accounting standards and established an allowance totaling $18.0 million to reflect its estimate of net realizable value as of the financial statement date.  As of September 30, 2012, the allowance valuation totaled $18.0 million.

Pursuant to accounting pronouncement ASC 740-10, the Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns.  Based on its evaluation of these tax positions for its open tax years, the Company has not recorded any tax liability or uncertain tax positions as of September 30, 2012 and December 31, 2011.  Federal tax returns have been examined by the Internal Revenue Service through 2008.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

Note 11 - Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Balance at beginning of the period	$10,295	$11,812	$10,650	$16,191
Provision for loan losses	2,158	5,959	4,198	8,765
Charge-offs
Construction and development	1,390	2,753	2,145	5,808
1-4 family residential	90	2,510	1,326	4,065
Nonfarm, nonresidential	202	355	364	1,535
Total real estate	1,682	5,618	3,835	11,408
Commercial	66	2,165	568	3,588
Consumer	21	-	49	41
Total charge-offs	1,769	7,783	4,452	15,037
Recoveries
Construction and development	3	-	136	3
1-4 family residential	67	5	94	10
Nonfarm, nonresidential	26	-	26	-
Total real estate	96	5	256	13
Commercial	35	60	159	113
Consumer	2	5	6	13
Total recoveries	133	70	421	139
Net charge-offs	1,636	7,713	4,031	14,898
Balance at end of period	$10,817	$10,058	$10,817	$10,058
Average loans, excluding loans held for sale	$389,807	$448,430	$399,953	$468,413
Period end loans, excluding loans held for sale	$385,341	$438,191	$385,341	$438,191
Net charge-offs to average loans, excluding loans held for sale (1)	1.67%	6.82%	1.35%	4.25%
Allowance for loan losses to period end loans, excluding loans held for sale	2.81%	2.30%	2.81%	2.30%

(1) Annualized

Note 12 - Net Income (Loss) per Share

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

For the nine months ended September 30, 2012, basic weighted-average shares and diluted weighted-average shares outstanding were 5,214,482, equating to basic earnings (loss) per share and diluted earnings (loss) per share of $(0.18) per share for the period.  For the nine months ended September 30, 2011, basic weighted-average shares and diluted weighted-average shares outstanding totaled 5,199,384, amounting to basic earnings (loss) per share and diluted earnings (loss) per share of $(0.10) per share for the period.

Additionally, 690,889 shares attributable to outstanding stock options and 276,815 warrants to purchase common stock were excluded from the calculation of net income per share for the nine months ended September 30, 2012, because their inclusion was not deemed to be dilutive as their exercise price was greater than the average market price of the common shares.  For the nine months ended September 30, 2011, 693,819 options and 276,815 warrants were excluded from the net income per share calculations for the same reason.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

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

(in thousands)
	September 30 2012	December 31 2011
Commitments to extend credit	$38,836	$40,557
Standby letters of credit	251	368
Total	$39,087	$40,925

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
September 30, 2012

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

Recently, banking regulators have raised concern and have heightened regulatory scrutiny regarding loan portfolios with concentrations of loans collateralized by real estate, particularly commercial real estate (CRE).  They have defined CRE to include construction loans, acquisition and development loans, loans collateralized with tracts of raw land for speculative purposes, any sort of commercial premise unless it is owner occupied and a number of other subcategories.  As of September 30, 2012, approximately 90% of the Bank’s loan portfolio was collateralized by real estate.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (LTV).  Regulatory guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital.  These types of loans totaled $28.8 million at September 30, 2012, representing 125.1% of the Bank’s total risk-based capital.  At December 31, 2011, loans in excess of the regulatory loan-to-value ratio limits totaled $28.9 million, or 124.6% of total risk-based capital.

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

Note 14 - Stock Based Compensation

Stock Option Plans

The Employee Stock Option Plan and the Director Stock Option Plan provide up to 497,110 shares (adjusted for all stock splits) of the Company’s common stock may be issued under each of these plans for a combined total of 994,220 shares.  Options granted under the Employee Stock Option Plan and the Director Stock Option Plan may be vested immediately and expire no more than 10 years from date of grant.  The exercise price for any options granted under these plans is set by the Board of Directors at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split).  No options were granted or exercised under either the Director Stock Option Plan or Employee Stock Option Plan during the nine months ended September 30, 2012, during which period 2,930 options were forfeited.  It is the Company’s policy to issue shares to satisfy option exercises.  The total number of options outstanding at September 30, 2012, was 497,110 in the Director Stock Option Plan and 193,779 in the Employee Stock Option Plan.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

No stock compensation expense was recognized by the Company during the first nine months of 2012 related to the vesting of stock options and as of September 30, 2012, there was no unrecognized compensation cost related to outstanding stock options.  During the first nine months of 2011, the Company recognized $1,000 in stock compensation expense related to the vesting of stock options while, separately, $40,000 of stock compensation expense was reversed upon the forfeiture of nonvested stock options.  There is no intrinsic value in these stock options as of September 30, 2012, as the exercise prices are greater than the last traded price of the Company's common stock.

A summary of the activity in the Company’s Stock Option Plans and related information for the nine months ended September 30, 2012 is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	Outstanding	Price	Outstanding	Price
At January 1, 2012	693,819	$8.31	693,819	$8.31
Options granted	-	-	-	-
Options vested	-	-	-	-
Options forfeited	(2,930)	10.75	(2,930)	10.75
At September 30, 2012	690,889	$8.30	690,889	$8.30

Additional information concerning the Company’s Stock Option Plans as of September 30, 2012, is as follows:

				Weighted Average
			Average	Remaining
	Number	Number	Intrinsic	Contractual Life
Exercise Price	Outstanding	Exercisable	Value	(in Years)
$5.63	457,897	457,897	$-	1.74
$13.31	214,686	214,686	-	3.00
$14.08	12,056	12,056	-	2.74
$20.60	6,250	6,250	-	3.17
Total	690,889	690,889	$-	2.16

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

Nonvested share activity under the Omnibus Plan for the nine months ended September 30, 2012, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2012	115,931	$1.00
Granted	86,488	0.22
Vested	(2,000)	5.52
Forfeited	(40,552)	0.88
Outstanding at September 30, 2012	159,867	$0.55

Compensation expense recognized for nonvested service-based shares totaled $26,000 and $37,000, respectively, for the nine months ended September 30, 2012 and 2011.  Separately, during the first nine months of 2012 and 2011, $36,000 and $12,000, respectively, of stock compensation expense was reversed upon the forfeiture of nonvested service-based shares.  As of September 30, 2012, there was $25,000 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan.  This cost is expected to be recognized over a remaining weighted-average period of 7.1 months.

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument.  In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  The methods and assumptions used to estimate the fair value of each class of financial instrument are summarized in Note 20 of the Company’s filing on Form 10-K for the year ended December 31, 2011.  Changes in assumptions could significantly affect the estimates.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.  Finally, the fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

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

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at September 30, 2012 or December 31, 2011.

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
September 30, 2012

Mortgage loans held for sale are carried at the lower of cost or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.

(in thousands)
		September 30, 2012
	September 30 2012	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and land development	$12,807	$-	$12,807	$-
1-4 family residential	8,500	-	8,500	-
Nonfarm, non residential	19,603	-	19,603	-
Total impaired real estate loans	40,910		40,910	-
Commercial and industrial	4,672	-	4,672	-
Consumer	48	-	48	-
Total impaired loans	45,630	-	45,630	-
Mortgage loans held for sale	6,898	-	6,898	-
Foreclosed real estate	10,612	-	10,612	-
Total	$63,140	$-	$63,140	$-

		December 31, 2011
	December 31 2011	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and land development	$16,929	$-	$16,929	$-
1-4 family residential	14,610	-	14,610	-
Nonfarm, non residential	23,378	-	23,378	-
Total impaired real estate loans	54,917		54,917
Commercial and industrial	4,042	-	4,042	-
Consumer	49	-	49	-
Total impaired loans	59,008	-	59,008	-
Mortgage loans held for sale	8,694	-	8,694	-
Foreclosed real estate	19,333	-	19,333	-
Total	$87,035	$-	$87,035	$-

In the table above, impaired loans are shown net of the related allowance for loan losses.

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis at September 30, 2012 or December 31, 2011.

There were no transfers of assets measured at fair value between Level 1 and Level 2 measurements during the nine months ended September 30, 2012.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

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

(in thousands)
	September 30, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial instruments-assets
Loans (1)	$328,894	$330,307	$349,244	$350,401
Financial instruments-liabilities
Deposits	$701,438	$699,874	$672,644	$669,855

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

Due to insufficient funding at the holding company level and restrictions placed on it under the Consent Order and the Written Agreement, the Company has deferred the payment of the last nine quarterly dividends on the Preferred Stock, with the total amount deferred equaling $1.8 million as of September 30, 2012.  Until the Company pays in full these deferred Preferred Stock dividends, no dividends may be paid on the common stock.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

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

As of September 30, 2012, the most recent notification from the Bank’s primary regulator categorized the Bank as “significantly undercapitalized” under the regulatory framework for prompt corrective action.  Since that date, no conditions or events have occurred of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The table below summarizes the Company and the Bank’s capital ratios.

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2012
Total Capital (to Risk-weighted Assets)
Company	$23,077	5.80%	$31,810	8.00%	n/a	n/a
Bank	23,053	5.80%	31,810	8.00%	$39,763	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$18,034	4.54%	$15,905	4.00%	n/a	n/a
Bank	18,010	4.53%	15,905	4.00%	$23,858	6.00%
Tier I Capital (to Average Assets)
Company	$18,034	2.50%	$28,833	4.00%	n/a	n/a
Bank	18,010	2.50%	28,833	4.00%	$36,042	5.00%

As of December 31, 2011
Total Capital (to Risk-weighted Assets)
Company	$23,204	5.41%	$34,328	8.00%	n/a	n/a
Bank	23,219	5.41%	34,328	8.00%	$42,910	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$17,775	4.14%	$17,164	4.00%	n/a	n/a
Bank	17,790	4.15%	17,164	4.00%	$25,746	6.00%
Tier I Capital (to Average Assets)
Company	$17,775	2.48%	$28,701	4.00%	n/a	n/a
Bank	17,790	2.48%	28,701	4.00%	$35,876	5.00%

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
September 30, 2012

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

Because the Company has no separate operations and conducts no business on its own other than owning the Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company, unless otherwise noted.

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

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Those statements may be identified by the use of terms such as “may,” “will,” “should,” “could,” “plans,” “intends,” “anticipates,” “expects”, “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) there is substantial doubt about the ability of 1st Financial to continue as a going concern; (2) 1st Financial and its subsidiary, Mountain 1st Bank and Trust Company (the Bank) may be subject to additional, heightened enforcement actions, and ultimately the Bank may be placed under conservatorship or receivership if we do not raise additional capital or otherwise comply with the Consent Order (the Consent Order) with the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks (the Commissioner) and the Written Agreement (the Written Agreement) with the Federal Reserve Bank of Richmond (Federal Reserve Bank), or if our condition continues to deteriorate; (3) we need to raise additional capital in the future in order to satisfy regulatory requirements, but that capital may not be available when it is needed; (4) the impact of the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain; (5) competitive pressure among depository institutions increases significantly; (6) further credit quality deterioration, which could cause an increase in the provisions for loan losses; (7) general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are worse than expected; (8) regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank; (9) revenues are lower than expected; (10) the availability of and/or an unexpectedly high cost of additional capital; (11) the effects of the FDIC deposit insurance premiums and assessments; (12) the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (13) volatility in the credit or equity markets and its effect on the general economy; (14) demand for the products or services of the Company, as well as its ability to attract and retain qualified people; (15) the effect of other requirements in the Consent Order and the Written Agreement to which we are subject and any further regulatory actions; (16) the costs and effects of legal, accounting and regulatory developments and compliance, including the Consent Order and the Written Agreement; and (17) premiums for D&O insurance may increase: we may be unable to renew our D&O insurance policy on acceptable terms.  See also those risk factors identified in the section headed “Risk Factors”, beginning on page 21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) on March 29, 2012 (the Annual Report).  The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

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

●
the Bank Board will assess the Bank’s management team to ensure the Bank’s executive officers have the skills, training, abilities, and experience needed to cause the Bank to comply with the Consent Order, operate in a safe and sound manner, comply with applicable laws and regulations, and strengthen all areas of the Bank’s operations that are not currently in compliance with the Consent Order.  The Board will also assess the Bank’s management and staffing needs in order to determine if additional resources should be added to the management team.

●
during the effectiveness of the Consent Order, the Bank will maintain Tier 1 Capital of at least 8% of total assets, a Total Risk Based Capital Ratio of at least 12%, and a fully funded allowance for loan and lease losses (the “Allowance for Loan Losses” or “Allowance”).

●
the Bank will develop and implement a plan for achieving and maintaining the foregoing capital levels, which plan may include sales of stock by the Company and contributions of the sales proceeds by the Company to the capital of the Bank.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

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

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

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

The foregoing description is a summary of the material terms of the Consent Order and is qualified in its entirety by reference to the Consent Order.  A copy of the Consent Order has been filed with the SEC and is available on the SEC’s Internet website at www.sec.gov.  The Consent Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

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

Enforcement Action – Written Agreement

As a direct consequence of the issuance of the Consent Order and the requirement the Company serve as a source of strength for the Bank, 1st Financial executed a written agreement (the Written Agreement) with the Federal Reserve Bank, effective October 13, 2010.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

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

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

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

"Significantly Undercapitalized" Capital Category

At September 30, 2012, the Bank was deemed "significantly undercapitalized".  As such, the Bank is subject to the restrictions in Section 38 of the Federal Deposit Insurance Act and the related FDIC rules and regulations that apply to "significantly undercapitalized" institutions, including restrictions on:

●	the compensation paid to senior executive officers;

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

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

Going Concern Considerations

As discussed in Item 7 of the Company’s filing on Form 10-K for the year ended December 31, 2011, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations", and in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses that have eroded regulatory capital ratios, and the Bank is under a Consent Order that requires, among other provisions, capital ratios to be maintained at certain heightened levels.  In addition, the Company is under a Written Agreement that requires, among other provisions, the submission of a capital plan to improve the Company’s and the Bank’s capital levels.  As of September 30, 2012, both the Bank and the Company are considered “significantly undercapitalized” based on their respective regulatory capital levels.  These considerations raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

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

At September 30, 2012, the Bank was deemed "significantly undercapitalized".  As such, the Bank is subject to certain restrictions, as discussed under “"Significantly Undercapitalized" Capital Category” in Item 1.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

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

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history.  Unemployment is at record levels and both residential and commercial real estate values have been adversely impacted.  With the slowing economy, falling real estate values and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality.  Continued weakness in the Western North Carolina real estate market was the primary reason for the Company’s providing an increase to the allowance for loan losses of $15.8 million and $12.5 million in 2011 and 2010, respectively.  For the nine-month period ended September 30, 2012, the provision for loan losses totaled $4.2 million with net charge-offs totaling $4.0 million.  We have experienced some margin contraction, as we are unable to reinvest proceeds from loan and security repayments at the same yields.  We also expect to continue to incur increased expense as we manage our troubled assets.  Our markets continue to feel the effects of the recession and we do not foresee substantial improvements in either unemployment or real estate values until 2013 at the earliest.

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

The Company believes its current base of business is relatively well diversified as is the general economic base of the region as a whole.  The principal concentration identified by management within the Company’s lending portfolio is in loans secured by real estate.  At September 30, 2012, loans collateralized by real estate comprised 90.4% of the Company’s total loan portfolio.  Management believes concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral.  These include residential, multifamily, and both income-producing and owner-occupied commercial properties.  The Company’s loan portfolio includes $72.9 million in loans classified as construction or acquisition and development (of which $42.4 million are land loans) and $150.1 million in loans classified as commercial real estate (CRE), representing 18.9% and 39.0%, respectively, of the total portfolio.  By way of comparison, at December 31, 2011, the Company’s loan portfolio included $87.1 million in loans classified as construction or acquisition and development (of which $44.9 million were land loans) and $159.1 million in loans classified as CRE, representing 20.8% and 38.0%, respectively of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios.  At September 30, 2012, loans exceeding regulatory loan-to-value guidelines represented 125.1% of risk-based capital, primarily attributable to the Bank’s reduced capital due to losses incurred in the past several years, combined with market value declines on the underlying collateral of the Bank’s real estate loan portfolio.

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
September 30, 2012

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

Financial Overview

The Company’s total assets were $725.2 million at September 30, 2012, an increase of $25.2 million, from $700.0 million at December 31, 2011.  The Company’s total deposits were $701.4 million at September 30, 2012, an increase of $28.8 million, from $672.6 million at December 31, 2011.  Proceeds from investment security sales and increased customer deposits, along with proceeds from secondary market mortgage loan sales and loan repayments continue to boost cash on deposit with the Federal Reserve Bank at quarter end, providing sufficient liquidity to fund investment security purchases, combined with providing liquidity to meet depositor needs.  Overall growth plans have been purposely slowed in response to the Bank’s asset quality deterioration, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements.

Investment securities increased by $59.2 million, or 29.6%, from $199.7 million at December 31, 2011, to $258.9 million at September 30, 2012.  During the nine months ended September 30, 2012, gross loans, excluding loans held for sale, decreased by $33.6 million, or 8.0%, from $418.9 million at December 31, 2011 to $385.3 million at September 30, 2012, as management purposely slowed loan growth in response to current economic conditions.  In addition, certain customers are exhibiting a preference for deleveraging by paying off their loans.  The Company’s portfolio loan-to-asset ratio decreased from 59.8% at December 31, 2011, to 53.1% at September 30, 2012, principally reflecting an increase in loan repayments over loan production, combined with $4.5 million of gross charge-offs and the transfer of $6.8 million of portfolio loans to foreclosed assets during the first nine months of 2012.  In addition, deposit growth led to an increase in total assets.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

During the nine months ended September 30, 2012, the Company recorded net income of $268,000, compared to net loss of $5.4 million for the similar period in 2011.  Net interest income for the nine months ended September 30, 2012, decreased to $15.0 million, compared with $15.6 million for the nine months ended September 30, 2011, due to contraction in the loan portfolio, the adverse impact of nonaccrual loans, and historically low interest rates.  The Company’s net interest margin decreased to 3.01% for the nine months ended September 30, 2012, compared with 3.07% for the similar period in 2011, primarily as a result of an asset shift from higher yielding loans to lower yielding investment securities.  Provision for loan losses was $4.2 million for the nine months ended September 30, 2012, compared to $8.8 million for the nine months ended September 30, 2011.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.  Noninterest income, which primarily includes income from service charges on deposit accounts and mortgage services revenue, for the nine months ended September 30, 2012, increased to $7.6 million, compared to $7.1 million recorded during the nine-month period ended September 30, 2011, principally due to mortgage services revenue, which totaled $1.8 million, compared to $1.4 million in the year-ago nine-month period.  Noninterest expense for the nine months ended September 30, 2012, decreased slightly to $18.2 million, compared to $18.3 million for the similar period in 2011.  Decreased problem asset management costs, including holding costs of and losses on the sale of other real estate owned and repossessed assets and loan related expense, were partially offset by increased salaries and benefit expense and deposit insurance premiums.  The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.  The increase in deposit insurance premiums is attributable to increased customer deposits and a higher year-over-year assessment rate based on the Bank’s capital and asset quality measures.  Strong cost control efforts continue to account for the moderate declines in a majority of operating expense categories.

Loans

Net loans outstanding, excluding loans held for sale, were $374.5 million at September 30, 2012, compared to $408.3 million on December 31, 2011, a decrease of $33.8 million, or 8.3%.  Before the allowance for loan losses, loans receivable decreased $33.6 million, or 8.0%, from $418.9 million at December 31, 2011, to $385.3 million at September 30, 2012.

Following is a summary of loans, excluding loans held for sale.

(in thousands)
	September 30 2012	December 31 2011
Real estate:
Construction and development	$72,940	$87,080
1-4 family residential	120,075	117,025
Multi-family	5,152	5,818
Nonfarm, nonresidential	150,073	159,120
Total real estate	348,240	369,043
Commercial and industrial	34,026	46,873
Consumer	3,075	2,986
	385,341	418,902
Allowance for loan losses	(10,817)	(10,650)
Total	$374,524	$408,252

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

Of our outstanding loans, $12.6 million are loans purchased from Live Oak Bank, a state chartered bank located in Eastern North Carolina that focuses on the origination and servicing of loans to small businesses, primarily small business loans guaranteed by the SBA.  The Bank has not purchased loans from Live Oak Bank since mid-2010.  The Bank also originates, services, and sells USDA and SBA loans on its own.  We expect to continue originating both SBA and USDA loans and management believes such originations will positively impact future earnings.

Management expects loan growth will continue to be muted during the remainder of 2012 and into 2013 as a result of the economic uncertainties that are expected to persist for the foreseeable future.

Deposits

Total deposits at September 30, 2012 were $701.4 million, up $28.8 million, or 4.3%, from $672.6 million on December 31, 2011.  During the nine months ended September 30, 2012, demand deposits increased $9.8 million, money market accounts increased $10.1 million, and savings deposits increased $30.7 million, while interest-bearing checking accounts decreased by $883,000 and certificates of deposits declined by $20.9 million, including $1.6 million of internet deposits. Through our branch network, the Bank continues to attract new depository customers seeking value-added service.  In addition to attracting new core deposit customers, in this low interest rate environment, our existing customers are exhibiting a preference to maintaining their funds in short-term liquid investments, such as our savings and money market deposit accounts.  As a consequence, customers are often taking the funds from maturing certificates and depositing them into savings, checking, and money market accounts.  Some customers are also beginning to transfer their liquid funds back into the stock markets.

Borrowings

As of September 30, 2012, the Company had total borrowings of $388,000, compared to $4.6 million at December 31, 2011.  Borrowings from the Federal Home Loan Bank, which totaled $4.0 million at year-end 2011, were repaid in the first quarter of 2012.  Securities sold under agreements to repurchase, the sole component of borrowings at September 30, 2012, decreased by $217,000 from year-end 2011.

Stockholders’ Equity

Consolidated stockholders’ equity increased $253,000, from $18.5 million at December 31, 2011, to $18.8 million at September 30, 2012, representing 2.6% of total assets for the respective periods.  The Company’s net income of $268,000 for the nine months ended September 30, 2012, was the primary factor contributing to the change.  Book value per common share was $0.51 at September 30, 2012, compared to $0.49 per common share at December 31, 2011.

No cash dividends have been declared on common stock during 2012, and management does not anticipate cash dividends on common stock for the foreseeable future.  Further, the Bank has been unable to upstream funds to the Company to pay the quarterly dividend on its preferred stock due to regulatory disapproval and thus, since August 2010, the Company has deferred the $205,000 quarterly payment of cash dividends on its preferred stock.  As of September 30, 2012, the Company has deferred payment of $1.8 million in preferred dividends.  The Company expects to again defer the $205,000 payment of the preferred dividend in November 2012, in order to preserve capital.  After receipt of regulatory approval, the Bank upstreamed $28,000 to the Company during the first quarter of 2012, to pay its annual franchise tax to the North Carolina Department of Revenue.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

As of September 30, 2012, the Bank’s primary federal regulator categorized the Bank as “significantly undercapitalized” under the regulatory framework for prompt corrective action.  Actual capital amounts and ratios for the Company and the Bank at September 30, 2012 and December 31, 2011, are presented in the following table.

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total Capital (to Risk-weighted Assets)
Company	$23,077	5.80%	$31,810	8.00%	n/a	n/a
Bank	23,053	5.80%	31,810	8.00%	$39,763	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$18,034	4.54%	$15,905	4.00%	n/a	n/a
Bank	18,010	4.53%	15,905	4.00%	$23,858	6.00%
Tier I Capital (to Average Assets)
Company	$18,034	2.50%	$28,833	4.00%	n/a	n/a
Bank	18,010	2.50%	28,833	4.00%	$36,042	5.00%

As of December 31, 2011
Total Capital (to Risk-weighted Assets)
Company	$23,204	5.41%	$34,328	8.00%	n/a	n/a
Bank	23,219	5.41%	34,328	8.00%	$42,910	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$17,775	4.14%	$17,164	4.00%	n/a	n/a
Bank	17,790	4.15%	17,164	4.00%	$25,746	6.00%
Tier I Capital (to Average Assets)
Company	$17,775	2.48%	$28,701	4.00%	n/a	n/a
Bank	17,790	2.48%	28,701	4.00%	$35,876	5.00%

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

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

Although management believes the Company appropriately reserved for our problem assets at year-end 2011, we nonetheless continue to experience the effects of asset devaluation in our markets as the economy and businesses struggle to recover, albeit at a significantly reduced frequency and severity than we experienced in recent years.  We have allocated significant resources toward expeditious resolution of our nonperforming loans and those assets we have foreclosed upon.  We anticipate there may be some additional provisioning and charge-offs during 2012 to stay ahead of this resolution process.  As of September 30, 2012, nonperforming assets were $32.0 million, down $22.7 million, or 41.4%, from $54.7 million at December 31, 2011, principally as a result of the movement of troubled assets through the foreclosure process.  A single piece of foreclosed real estate, with a carrying value of $6.4 million, was sold at a $168,000 gain during the second quarter of 2012.  As a percentage of period-end portfolio loans and foreclosed assets, nonperforming assets were 8.09% at September 30, 2012, versus 12.43% at year-end 2011.  The allowance for loan losses as a percentage of period-end portfolio loans increased to 2.81% at September 30, 2012, from 2.54% at December 31, 2011.  Due to the significant decline in nonperforming assets during the year, management expects the level of nonperforming assets may increase during the fourth quarter of 2012.  As of September 30, 2012, loans 30-89 days past due were $4.6 million, or 1.20% of portfolio loans, compared to $6.2 million, or 1.49% of portfolio loans at December 31, 2011.  There can be no assurance past due loans will remain at the current level for year-end 2012 or into 2013.

The provision for loan losses was $4.2 million for the nine months ended September 30, 2012, compared to $8.8 million for the similar period in 2011, while net charge-offs were $4.0 million in the 2012 period, compared to net charge-offs of $14.9 million in the 2011 period.  The charge-offs in each period resulted principally from recognition of losses previously reserved for as these loans were worked through the Bank’s asset resolution process.  In addition, as part of this resolution process, management provides for additional losses through increases to its allowance for loan losses.

The following table provides additional information about the Bank’s nonperforming assets.

(dollars in thousands)
	September 30 2012	December 31 2011

Nonaccrual loans	$21,099	$33,720
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	21,099	33,720
Foreclosed real estate	10,612	19,333
Repossessed assets	329	1,617
Total nonperforming assets	$32,040	$54,670
Allowance for loan losses	$10,817	$10,650
Nonperforming loans to period-end loans, excluding loans held for sale	5.48%	8.05%
Allowance for loan losses to period-end loans, excluding loans held for sale	2.81%	2.54%
Nonperforming assets as a percentage of:
Loans and foreclosed assets	8.09%	12.43%
Total assets	4.42%	7.81%
Ratio of allowance for loan losses to nonperforming loans	51.3%	31.6%

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

Restructured Loans Accruing Interest.  On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreements, has been demonstrated over several payment cycles.  Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions.  Restructured loans totaled $23.6 million at September 30, 2012, compared to $40.2 million at December 31, 2011, of which $7.0 million and $15.8 million were accruing interest at the respective period ends.

Loan loss experience for the three and nine months ended September 30, 2012 and 2011, is presented below.

(dollars in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Balance at beginning of the period	$10,295	$11,812	$10,650	$16,191
Provision for loan losses	2,158	5,959	4,198	8,765
Charge-offs
Construction and development	1,390	2,753	2,145	5,808
1-4 family residential	90	2,510	1,326	4,065
Nonfarm, nonresidential	202	355	364	1,535
Total real estate	1,682	5,618	3,835	11,408
Commercial	66	2,165	568	3,588
Consumer	21	-	49	41
Total charge-offs	1,769	7,783	4,452	15,037
Recoveries
Construction and development	3	-	136	3
1-4 family residential	67	5	94	10
Nonfarm, nonresidential	26	-	26	-
Total real estate	96	5	256	13
Commercial	35	60	159	113
Consumer	2	5	6	13
Total recoveries	133	70	421	139
Net charge-offs	1,636	7,713	4,031	14,898
Balance at end of period	$10,817	$10,058	$10,817	$10,058
Average loans, excluding loans held for sale	$389,807	$448,430	$399,953	$468,413
Period end loans, excluding loans held for sale	$385,341	$438,191	$385,341	$438,191
Net charge-offs to average loans, excluding loans held for sale (1)	1.67%	6.82%	1.35%	4.25%
Allowance for loan losses to period end loans, excluding loans held for sale	2.81%	2.30%	2.81%	2.30%

(1) Annualized

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

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

Management is currently making efforts to alter the composition of its loan portfolio, so a further downturn in a particular market or industry will not have a material impact on the loan portfolio as a whole or the Company’s financial condition.  Given the current condition of the real estate markets in the Company’s footprint, real estate loans have been significantly curtailed.  The Company continues to focus its lending effort toward providing credit to small businesses and consumers who are creditworthy.

Since late 2009, management has taken what it believes to be an aggressive stance on identifying problems with credits and placing them on nonaccruing status relatively early in its evaluation process.  Management evaluates these credits and their ultimate collectability using both internal and external portfolio loan reviews, so any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Bank’s existing allowance for loan losses.  Notwithstanding the Company’s conservative approach, over the past few years, the continuing effects of the economic recession, high unemployment, and a soft real estate market have caused the Company to periodically increase its provision for loan losses.

We calculate our general allowance for loan losses by applying our historical loss factors to each sector of the loan portfolio.  We use a rolling 16 quarter look-back period when computing historical annualized loss rates.  We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors.  Qualitative factors we considered in the determination of the September 30, 2012, allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development).  Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors.  The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

We believe the allowance for loan losses at September 30, 2012, is appropriate and adequate to cover probable inherent losses in the loan portfolio.  However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which was not known to us at the time of the issuance of our consolidated financial statements.  Therefore, our assumptions may or may not prove valid.  Thus, there can be no assurance loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required.  Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses.  Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown.

Allocation of the Allowance for Loan Losses
(dollars in thousands)
	September 30, 2012		December 31, 2011
		Percent		Percent
		of Total		of Total
	Amount	Loans (1)	Amount	Loans (1)

Construction and development	$6,089	18.9%	$6,463	20.8%
1-4 family residential	1,904	31.2%	1,553	27.9%
Multifamily	48	1.3%	52	1.4%
Nonfarm, nonresidential	1,730	39.0%	1,277	38.0%
Total real estate loans	9,771	90.4%	9,345	88.1%
Commercial and industrial	929	8.8%	1,182	11.2%
Consumer	117	0.8%	92	0.7%
Unallocated	-	0.0%	31	-
Total	$10,817	100.0%	$10,650	100.0%

(1) Percent of loans in each category to total loans

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

Impaired Loans.  Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures the impairment in accordance with generally accepted accounting principles.  The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At September 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals.  As of September 30, 2012, impaired loans totaled $44.5 million, down from $61.7 million at December 31, 2011.  Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $2.8 million and $2.7 million for the respective periods.

Results of Operations

Three Months Ended September 30, 2012, Compared to the Three Months Ended September 30, 2011

Summary

The Company recorded a net loss of $663,000 for the third quarter of 2012, compared with a net loss of $5.5 million for the same quarter in 2011.  Net loss available to common stockholders, after the effect of preferred stock dividend requirements, was $919,000 for the third quarter of 2012, or $0.18 per diluted share, compared with net loss available to common shareholders of $5.8 million, or $1.12 per diluted share, in the year-ago quarter.  Loss before income taxes was $663,000 in the third quarter of 2012, compared to a loss of $4.2 million in the third quarter of 2011.  The $3.5 million decrease was driven by a lower provision for loan losses during the third quarter of 2012.  The Company recorded no income tax expense during the period, due to the establishment of a full valuation allowance against its deferred tax asset at year-end 2011.  Management determined it was appropriate to maintain a full valuation allowance based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations, and available tax planning strategies.

Net Interest Income

Net interest income for the 2012 third quarter remained relatively constant at $5.1 million, compared with $5.2 million for the third quarter of 2011.  The Company’s net interest margin decreased from 3.04% for the third quarter of 2011 to 3.00% for the third quarter of 2012 due to a reduction in loans outstanding, the adverse impact of nonaccrual loans, and historically low interest rates.  Despite an increase of $10.8 million in average earning assets, a shift in the composition of assets from higher yielding loans to lower yielding investment securities, along with the adverse impact of nonaccrual loans were the major contributors to the decline in margin.  The average yield on earning assets decreased 32 basis points, from 4.14% to 3.82%, while the average cost of funds decreased 34 basis points, from 1.26% to 0.92%.  The lower cost of funds was due to a continued decline in interest rates and a change in our mix of deposits.  Our customers, upon maturity of certificates of deposit, often have chosen to move their funds into more liquid accounts, such as savings, money market, or checking accounts.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

The following table illustrates the Company’s yield on earning assets and cost of funds for the three-month periods ended September 30, 2012 and 2011.

Average Balances and Net Interest Income
(dollars in thousands)
	Three Months Ended September 30
	2012			2011
	Average	Interest		Average	Interest
	Daily	Income/	Average	Daily	Income/	Average
	Balance	Expense(1)(2)	Rate	Balance	Expense(1)(2)	Rate
Interest-earning assets
Loans and loans held for sale	$396,331	$5,113	5.16%	$451,362	$5,703	5.01%
Investment securities	249,772	1,399	2.24%	175,218	1,270	2.90%
Due from Federal Reserve Bank	34,673	21	0.24%	41,102	24	0.23%
Interest-earning bank deposits	3,287	7	0.85%	5,572	18	1.32%
Total interest-earning assets	684,063	6,540	3.82%	673,254	7,015	4.14%

Noninterest-earning assets:
Cash and due from banks	12,539			17,247
Property and equipment	4,572			5,303
Interest receivable and other	21,288			30,602
Total noninterest-earning assets	38,399			53,152
Total assets	$722,462			$726,406

Interest-bearing liabilities
NOW accounts	66,766	34	0.20%	65,337	50	0.31%
Money markets	61,118	115	0.75%	52,498	138	1.04%
Savings deposits	164,867	326	0.79%	127,525	329	1.02%
Retail time deposits	318,137	931	1.16%	332,073	1,189	1.48%
Wholesale time deposits	954	6	2.50%	28,337	152	2.15%
Federal funds purchased and securities sold under
agreements to repurchase	474	-	0.29%	1,123	2	0.82%
Other borrowings	-	-	-	3,952	(4)	0.39%
Total interest-bearing liabilities	612,316	1,412	0.92%	610,845	1,856	1.26%

Noninterest-bearing liabilities:
Demand deposits	85,622			72,890
Interest payable and other	4,892			4,279
Total noninterest-bearing liabilities	90,514			77,169
Total liabilities	702,830			688,014

Stockholders' equity	19,632			38,392
Total liabilities and stockholders' equity	$722,462			$726,406

Net interest income and interest rate spread		$5,128	2.90%		$5,159	2.88%

Net yield on average interest-earning assets			3.00%			3.04%

Ratio of average interest-earning assets to average interest-bearing liabilities	111.72%			110.22%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in either volume or rates has been allocated in proportion to the absolute dollar change in both.

(in thousands)
	Three Months Ended September 30			Three Months Ended September 30
	2012 vs 2011			2011 vs 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and loans held for sale	$(708)	$118	$(590)	$(843)	$(318)	$(1,161)
Investment securities	460	(331)	129	136	280	416
Due from Federal Reserve Bank	(3)	-	(3)	(10)	-	(10)
Interest-bearing bank deposits	(6)	(5)	(11)	(4)	(3)	(7)
Total interest income	(257)	(218)	(475)	(721)	(41)	(762)

Interest expense:
NOW accounts	$1	$(17)	$(16)	$3	$(6)	$(3)
Money markets	20	(43)	(23)	12	(17)	(5)
Savings deposits	84	(87)	(3)	53	(24)	29
Retail time deposits	(48)	(210)	(258)	23	(463)	(440)
Wholesale time deposits	(168)	22	(146)	(203)	75	(128)
Federal funds purchased and securities sold under
agreements to repurchase	(1)	(1)	(2)	-	-	-
Other borrowings	4	-	4	(35)	(55)	(90)
Total interest expense	(108)	(336)	(444)	(147)	(490)	(637)
Net increase (decrease) in net interest income	$(149)	$118	$(31)	$(574)	$449	$(125)

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

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

Provision for loan losses for the three months ended September 30, 2012, totaled $2.2 million, a decrease of $3.8 million from $6.0 million for the comparable 2011 quarter.  The reduction in the provision for loan losses is reflective of both the overall reduction in problem loans and the stabilization, for the most part, of the real estate values collateralizing our problem loans.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

Noninterest Income

Noninterest income for the three months ended September 30, 2012, totaled $2.6 million, compared with $4.1 million for the same quarter in 2011.  The period-over-period decrease was driven primarily by lower gains on the sales of investment securities and USDA/SBA loan sale and servicing revenue, which contributed $1.1 million to noninterest income for the 2012 period compared to $2.8 million for the 2011 period.  Mortgage services revenue totaled $579,000 for the three months ended September 30, 2012, compared to $441,000 for the three months ended September 30, 2011, with the increase in revenue resulting from higher production and sales for residential mortgage loans to the secondary market.  Also contributing to noninterest income for the quarter were service charges on deposit accounts and other service charges, which contributed $346,000, and $425,000 respectively.  During the same period in 2011, service charges on deposits and other service charges totaled $374,000 and $400,000, respectively.  Rental income on foreclosed real estate was attributable for $123,000 of the increase in other income.

Components of noninterest income are as follows:

(in thousands)
	Three Months Ended September 30
	2012	2011

Service charges on deposit accounts	$346	$374
Mortgage services revenue	579	441
Other service charges and fees	425	400
Increase in cash surrender value of life insurance	89	110
Gain on sale of investment securities, net	934	2,415
USDA/SBA loan sale and servicing revenue	131	366
Other income	118	(3)
Total	$2,622	$4,103

Noninterest Expense

Noninterest expense for the third quarter of 2012 totaled $6.3 million, down from $7.5 million in the third quarter of 2011.  The decrease in noninterest expense was primarily driven by lower problem asset management costs, including holding costs of and losses on the sale of other real estate owned and repossessed assets and loan related expense.  The duration and severity of the current recession continues to have a substantial negative impact on the Company’s performance.  Foreclosed asset expense totaled $1.2 million for the third quarter of 2012 compared to $2.3 million in the third quarter of 2011.  During the third quarter of 2012, the largest component of foreclosed asset expense was write-downs on real estate owned and repossessed assets, which totaled a combined $669,000 for the period, compared to $2.0 million for the same period in 2011.  Contributing to the foreclosed asset expense for the third quarter of 2012 were foreclosed asset acquisition costs of $363,000 and legal fees associated with foreclosed assets of $79,000, and net losses on sales of foreclosed assets of $120,000.  In contrast, for the third quarter of 2011, the largest components of foreclosed asset expense were write-downs on real estate owned of $2.0 million, foreclosed asset acquisition costs of $197,000 and legal fees on foreclosed assets of $73,000.  Other loan related expense totaled $116,000 for the third quarter of 2012, compared to $352,000 for the same period in 2011.  Salary and benefit expense increased to $2.6 million for the three months ended September 30, 2012, up from $2.3 million for the same period in 2011.  The increase in salaries and benefits expense was due to an increase in medical insurance costs and increased commission expense related to the Bank’s increased residential mortgage origination and sales.  Continued cost control efforts were the principal reason the Company was able to hold most operating expense categories at or slightly below 2011 levels.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

Components of noninterest expense are as follows:

(in thousands)
	Three Months Ended September 30
	2012	2011

Salaries and employee benefits	$2,624	$2,252
Occupancy	347	351
Equipment	238	229
Advertising	64	58
Data processing and telecommunications	482	609
Deposit insurance premiums	631	622
Professional fees	119	90
Printing and supplies	28	36
Foreclosed assets	1,230	2,279
Dues and subscriptions	19	46
Postage	40	56
Loan related expense	116	352
Corporate insurance	131	47
Other	186	449
Total	$6,255	$7,476

Income Tax Expense

During the third quarter of 2012, the Company recorded no income tax expense as it maintains a full valuation allowance against its deferred tax asset.  For the three months ended September 30, 2011, the Company recorded income tax expense of $1.4 million based on a pre-tax book loss of $4.2 million.  Contributing to the income tax expense in the 2011 period was a provision of $3.0 million to increase the valuation allowance the Company maintains against its deferred tax asset.

Nine Months Ended September 30, 2012, Compared to the Nine Months Ended September 30, 2011

Summary

The Company recorded net income of $268,000 for the nine months ended September 30, 2012, compared with a net loss of $5.4 million for the same period in 2011.  Net loss available to common stockholders, after the effect of preferred stock dividend requirements, was $498,000 for the nine months ended September 30, 2012, or $0.10 per diluted share, compared with net loss available to common shareholders of $6.2 million, or $1.21 per diluted share, in the year-ago period, a decrease of $5.7 million, or $1.11 per diluted share.  The decrease in net loss in 2012 was driven principally by a lower provision for loan losses of $4.6 million, partially offset by a decrease in net interest income of $565,000.  The Company recorded no income tax expense during the nine months ended September 30, 2012, due to the establishment of a full valuation allowance against its deferred tax asset at year-end 2011.  For the nine months ended September 30, 2011, the Company recorded income tax expense of $1.1 million based on a pre-tax book loss of $4.4 million.  Contributing to the income tax expense in the 2011 period was a provision of $3.0 million to increase the valuation allowance the Company maintains against its deferred tax asset.

Net Interest Income

Net interest income for the nine-month period of 2012 was $15.0 million, a decrease of $565,000 from $15.6 million for the comparable nine-month period of 2011, due to a reduction in loans outstanding and historically low interest rates.  The Company’s net interest margin decreased from 3.07% for the 2011 period to 3.01% for the first nine months of 2012, primarily as a result of a shift in the composition of assets from higher-yielding loans to lower-yielding investment securities.  Components of the decrease in margin were a 34 basis point decrease in the average yield on earning assets to 3.91%, partially offset by a 28 basis point reduction in the average cost of funds to 1.00%.  A shift in the composition of assets most notably contributed to the decrease in net interest income for the period.  Net interest income period over period was positively impacted by the effect of one additional day of interest during the first nine months of 2012 as compared to 2011.  The Company’s decision to build and maintain a significant liquidity position in an uncertain regulatory and economic environment continues to have an adverse impact on the net interest margin.  The net interest margin will also be negatively affected if the economic environment remains sluggish, loan originations slow further, and nonaccrual loans continue at elevated levels.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

The following table illustrates the Company’s yield on earning assets and cost of funds for the nine-month periods ended September 30, 2012 and 2011.

Average Balances and Net Interest Income
(dollars in thousands)
	Nine Months Ended September 30
	2012			2011
	Average	Interest		Average	Interest
	Daily	Income/	Average	Daily	Income/	Average
	Balance	Expense(1)(2)	Rate	Balance	Expense(1)(2)	Rate
Interest-earning assets
Loans and loans held for sale	$405,273	$15,597	5.13%	$471,730	$17,824	5.05%
Investment securities	224,046	3,825	2.28%	156,213	3,412	2.91%
Due from Federal Reserve Bank	30,961	56	0.24%	37,888	66	0.23%
Interest-earning bank deposits	4,551	36	1.06%	6,200	58	1.26%
Total interest-earning assets	664,831	19,514	3.91%	672,031	21,360	4.25%

Noninterest-earning assets:
Cash and due from banks	14,460			16,106
Property and equipment	4,729			5,538
Interest receivable and other	25,194			26,001
Total noninterest-earning assets	44,383			47,645
Total assets	$709,214			$719,676

Interest-bearing liabilities
NOW accounts	65,707	106	0.22%	63,863	147	0.31%
Money markets	56,787	354	0.83%	50,403	401	1.06%
Savings deposits	154,341	1,023	0.89%	120,532	940	1.04%
Retail time deposits	325,379	3,003	1.23%	330,212	3,738	1.57%
Wholesale time deposits	1,541	29	2.51%	35,662	553	2.07%
Federal funds purchased and securities sold under
agreements to repurchase	503	1	0.27%	957	5	0.81%
Other borrowings	30	-	0.50%	3,952	13	0.42%
Total interest-bearing liabilities	604,288	4,516	1.00%	605,581	5,797	1.28%

Noninterest-bearing liabilities:
Demand deposits	80,801			71,426
Interest payable and other	4,653			4,806
Total noninterest-bearing liabilities	85,454			76,232
Total liabilities	689,742			681,813

Stockholders' equity	19,472			37,863
Total liabilities and stockholders' equity	$709,214			$719,676

Net interest income and interest rate spread		$14,998	2.91%		$15,563	2.97%

Net yield on average interest-earning assets			3.01%			3.07%

Ratio of average interest-earning assets to average interest-bearing liabilities	110.02%			110.97%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in either volume or rates has been allocated in proportion to the absolute dollar change in both.

Average Blances and Net Interest Income
(in thousands)
	Nine Months Ended September 30			Nine Months Ended September 30
	2012 vs 2011			2011 vs 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and loans held for sale	$(2,552)	$325	$(2,227)	$(2,412)	$(816)	$(3,228)
Investment securities	1,266	(853)	413	562	838	1,400
Due from Federal Reserve Bank	(10)	-	(10)	(109)	-	(109)
Interest-bearing bank deposits	(14)	(8)	(22)	31	(2)	29
Total interest income	(1,310)	(536)	(1,846)	(1,928)	20	(1,908)

Interest expense:
NOW accounts	$4	$(45)	$(41)	$6	$(13)	$(7)
Money markets	47	(94)	(47)	39	(76)	(37)
Savings deposits	238	(155)	83	177	(52)	125
Retail time deposits	(54)	(681)	(735)	(247)	(1,344)	(1,591)
Wholesale time deposits	(621)	97	(524)	(476)	200	(276)
Federal funds purchased and securities sold under
agreements to repurchase	(2)	(2)	(4)	-	-	-
Other borrowings	(6)	(7)	(13)	(220)	(125)	(345)
Total interest expense	(394)	(887)	(1,281)	(721)	(1,410)	(2,131)
Net increase (decrease) in net interest income	$(916)	$351	$(565)	$(1,207)	$1,430	$223

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

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

Provision for loan losses for the nine months ended September 30, 2012, totaled $4.2 million, a decrease of $4.6 million from $8.8 million for the comparable 2011 period.  The reduction in the provision for loan losses is reflective of both the overall reduction in problem loans and the stabilization, for the most part, of the real estate values collateralizing our problem loans.  The Company anticipates higher provisioning in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

Noninterest Income

Noninterest income for the nine months ended September 30, 2012, totaled $7.6 million, compared with $7.1 million for the same period in 2011.  The period-over-period increase was driven primarily by increased mortgage services revenue, which contributed $1.8 million to noninterest income for the 2012 period, compared to $1.4 million during the same period in 2011, with the increase in revenue resulting from higher production and sales of residential mortgage loans to the secondary market.  During the first nine months of 2012, the Company sold $83.0 million of investment securities to recognize $2.2 million in gains inherent in the portfolio and to mitigate the risk of a decline in the fair value of the portfolio should market interest rates fluctuate.  During the same period in 2011, sales of investment securities totaled $93.2 million with recorded gains of $2.4 million.  Deposit service charges remained relatively constant at $1.1 million for the year-over-year nine-month periods. Also contributing to noninterest income for the period were other service charges and USDA/SBA loan sale and servicing revenue, which contributed $1.3 million and $723,000, respectively.  During the same period in 2011, other service charges and USDA/SBA loan sale and servicing revenue totaled $1.2 million and $590,000, respectively.  Rental income on foreclosed real estate was attributable for $183,000 of the increase in other income.

Components of noninterest income are as follows:

Noninterest Income
(in thousands)
	Nine Months Ended September 30
	2012	2011

Service charges on deposit accounts	$1,073	$1,134
Mortgage services revenue	1,820	1,434
Other service charges and fees	1,262	1,154
Increase in cash surrender value of life insurance	284	329
Gain on sale of investment securities, net	2,218	2,415
USDA/SBA loan sale and servicing revenue	723	590
Other income	262	75
Total	$7,642	$7,131

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2012 totaled $18.2 million, down slightly from $18.3 million for the nine months ended September 30, 2011.  Salaries and benefit expense for 2012 increased $776,000 over the 2011 period, principally due to higher commission expense related to the Company’s increased residential mortgage loan originations and sales, combined with a nonrecurring reduction in SERP benefits during 2011.  Loan related expense decreased $1.2 million from the 2011 period, primarily due to the Company’s purchase of another LLC member’s interest in an investment in real estate for $850,000, which is included in 2011 loan related expense.  Problem asset management costs, including holding costs of and losses on the sale of other real estate owned and repossessed assets, totaled $3.6 million, compared to $3.1 million in the year-ago period.  For the first nine months of 2012 and 2011, the largest component of foreclosed asset expense was write-downs on repossessed assets and real estate owned, which totaled $2.0 million and $2.3 million, respectively.  Contributing to the increased foreclosed asset expense were costs related to the acquisition of foreclosed assets of $963,000, legal fees associated with foreclosed assets of $426,000, and net losses on sales of foreclosed assets of $208,000.  In contrast, for the first nine months of 2011, the largest components of foreclosed asset expense were write-downs of $2.3 million, losses on the sale of foreclosed assets of $323,000, and foreclosed asset acquisition costs of $344,000.  The $271,000 increase in deposit insurance premiums is attributable to increased customer deposits and a higher year-over-year assessment rate based on the Bank’s capital and asset quality measurements.  The Bank’s financial condition also led to the $101,000 year-over-year increase in corporate insurance expense.

Components of noninterest expense are as follows:

Noninterest Expense
(in thousands)
	Nine Months Ended September 30
	2012	2011

Salaries and employee benefits	$7,486	$6,710
Occupancy	1,033	938
Equipment	652	714
Advertising	172	186
Data processing and telecommunications	1,415	1,645
Deposit insurance premiums	1,851	1,580
Professional fees	346	321
Printing and supplies	84	117
Foreclosed assets	3,591	3,053
Dues and subscriptions	91	142
Postage	143	138
Loan related expense	565	1,724
Corporate insurance	255	154
Other	490	873
Total	$18,174	$18,295

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

Income Tax Expense

During the first nine months of 2012, the Company recorded no income tax expense as it maintains a full valuation allowance against its deferred tax asset.  For the first nine months of 2011, the Company recorded income tax expense of $1.1 million based on pre-tax loss of $4.4 million. Included in income tax expense in the 2011 period was a provision of $3.0 million to increase the valuation allowance the Company maintains against its deferred tax asset.

Liquidity

A function of the Bank’s Asset-Liability Management Committee is evaluating the current liquidity of the Bank and identifying and planning for future liquidity needs.  Such needs primarily consist of ensuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities.  Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities.  On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB), as well as the ability to generate funds through the issuance of long-term debt and equity.  The Bank’s “on balance sheet” liquidity ratio was 39% at September 30, 2012.  Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs.  The Company, however, has limited sources of revenue, and the Written Agreement and the Consent Order do not permit the payment of dividends by the Bank to the Company.  Without this primary source of revenue from the Bank, the Company expects to continue to defer the payment of dividends on its Preferred Stock.

Total deposits were $701.4 million at September 30, 2012, up $28.8 million from $672.6 million at December 31, 2011. Deposit growth and retention within the Bank’s retail branch bank network was sufficient to meet the Company’s funding requirements during 2011 and through the first nine months of 2012.  In prior years, the Bank used brokered deposits as a supplemental liquidity source.  The Consent Order prohibits the Bank from soliciting and accepting additional brokered certificates of deposit (including the renewal of existing brokered certificates of deposit) without prior approval from the FDIC and limits the rates the Bank can offer on its deposit products.  At September 30, 2012, brokered deposits totaled $937,000, compared to $2.6 million at December 31, 2011.  It is expected sufficient funds will be available from cash on hand, investment security repayments, and loan repayments to fund maturities of certificates of deposit.  At September 30, 2012, certificates of deposit represented 45.5% of the Bank’s total deposits, compared to 50.5% at December 31, 2011.  Certificates of deposit of $100,000 or more represented 23.3% of the Bank’s total deposits at September 30, 2012, down from 25.2% at year-end 2011.  Management believes a sizeable portion of the Bank’s certificates of deposit are relationship-oriented, and based upon prior experience, anticipates a substantial portion of outstanding certificates of deposit will renew upon maturity, or be retained in other deposit products at the Bank.  Deposit retention is also influenced by limits on the rates the Bank can offer.

Borrowings from the FHLB of $4.0 million at December 31, 2011, were repaid in early 2012.  The remaining borrowing at September 30, 2012, was securities sold under agreements to repurchase which totaled $388,000, down from $605,000 at year-end 2011.  As of September 30, 2012, loan collateral has been pledged to the FHLB to borrow up to $11.6 million.  In addition, secured borrowings lines with two financial institutions totaling $12.0 million are also available to meet liquidity needs.

Capital Resources

At September 30, 2012, the Company’s equity totaled $18.8 million, compared to $18.5 million at December 31, 2011.  The $253,000 increase in equity is primarily attributable to the Company’s net income of $268,000 for the nine months ended September 30, 2012.  The Company’s equity-to-asset ratio on those dates was 2.59% and 2.65%, respectively.  The Company is subject to minimum capital requirements, which are further discussed in “PART 1, Item 1 - Business — Supervision and Regulation” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

All capital ratios categorize the Company as “significantly undercapitalized” by regulatory measures at September 30, 2012.  The Company’s regulatory capital ratios as of that date consisted of a leverage ratio of 2.50%, a Tier I risk-based capital ratio of 4.54%, and a total risk-based capital ratio of 5.80%.  At December 31, 2011, these ratios were 2.48%, 4.14% and 5.41%, respectively.  Pursuant to the Consent Order and Written Agreement, the Company and the Bank are required to develop and adopt a plan for achieving and maintaining capital ratios in excess of the minimum thresholds for the Bank to be well-capitalized, specifically Tier 1 capital of at least 8% of total assets and a total risk based capital ratio of at least 12%.  We continue to consider plans to secure an equity infusion.  Given the state of equity markets currently, our ability to raise capital in the foreseeable future is unknown.  If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company and the Bank.

Note 16 to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of September 30, 2012 and December 31, 2011.

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

We use a simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the upcoming 12- and 24-month periods.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing, and the repricing and maturity characteristics of the existing and projected consolidated balance sheets.  Other interest rate related risks, such as prepayment, basis, and option risk, are also considered in the model.

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

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2012

The following table summarizes the forecasted impact on net interest income using a base-case scenario given upward and downward movements in interest rates of 200, 300, and 400 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates as of September 30, 2012.  Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant.  However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements.  Therefore, management’s assumptions may or may not prove valid.  No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.  Although measured, we believe the downward movements included below are neither realistic nor anticipated in the current historically low interest rate environment and the monetary policy stance the Federal Reserve has taken regarding maintaining interest rates at the current low levels through mid-2015.

	Percentage Change in Net Interest Income from Base
	Immediate Shock		Gradual Ramp
Interest Rate Scenario (1)	12 Months	24 Months	12 Months	24 Months

Up 400 basis points	21.7%	16.3%	11.8%	16.5%
Up 300 basis points	18.8%	16.2%	9.8%	15.0%
Up 200 basis points	14.9%	15.1%	8.9%	14.2%
Base	-	-	-	-
Down 200 basis points	-22.2%	-29.4%	-8.6%	-17.4%
Down 300 basis points	-32.5%	-43.2%	-9.8%	-23.9%
Down 400 basis points	-32.6%	-43.4%	-13.4%	-30.7%

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

No change in our internal control over financial reporting was identified that occurred during the Company’s third  quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Not Applicable

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, the Company has, since August 2010, deferred payment of dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock).  As of the date of filing of this report, the amount of unpaid dividends is $1.8 million.  The Company expects to defer the November 2012 dividend, in order to preserve capital.  As a consequence of having already deferred payment of dividends for six quarters, the U.S. Department of the Treasury (Treasury), as holder of the Preferred Stock, has the right to elect two directors to the Board of Directors of the Company at the Company’s next annual meeting of stockholders (or at a special meeting called for that purpose prior to such next annual meeting) and at each subsequent annual meeting of stockholders until all accrued and unpaid Preferred Stock dividends have been declared and paid in full.

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

1st Financial Services Corporation
(Registrant)

Date: November 14, 2012	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

Date: November 14, 2012	By:	/s/ Holly L. Schreiber
Holly L. Schreiber
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber

32.01	Rule 1350 Certifications