Form 10-K
period 2012-12-31
1st Financial Services CORP
filed 2013-03-05
CIK 1434743

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
_____________

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
_____________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates (stockholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Registrant as of June 30, 2012, was $1.2 million based on the closing sale price of the Registrant’s common stock as reported on the OTC Bulletin Board.

On February 25, 2013, there were 5,204,385 outstanding shares of the Registrant’s common stock.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement to be filed with the SEC in connection with its 2013 Annual Meeting are incorporated into Part III of this Report.

1st FINANCIAL SERVICES CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	102

PART I

ITEM 1.  BUSINESS

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements represent expectations and beliefs of 1st Financial Services Corporation (1st Financial or the Company) including but not limited to 1st Financial’s operations, performance, financial condition, growth or strategies.  These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements.  For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  These forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

●	there is substantial doubt about the ability of 1st Financial to continue as a going concern;

●
1st Financial and its subsidiary, Mountain 1st Bank and Trust Company (the Bank) may be subject to additional, heightened enforcement actions, and ultimately, the Bank may be placed under conservatorship or receivership if we do not raise additional capital or otherwise comply with the Consent Order (the Consent Order) with the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks (the Commissioner) and the Written Agreement (the Written Agreement) with the Federal Reserve Bank of Richmond (Federal Reserve Bank), or if our condition continues to deteriorate;

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

●
the trading volume in our common stock has been relatively low, and the sale of a substantial number of shares in the public market could adversely impact the price of our stock and make it difficult for common stockholders to sell their shares;

●	our management beneficially owns a substantial percentage of our common stock, so our directors and executive officers can significantly affect voting results on matters voted on by our stockholders;

●	1st Financial has issued preferred stock, which ranks senior to our common stock;

●	our preferred stock reduces net income available to holders of our common stock and earnings per common share and the warrant may be dilutive to holders of our common stock;

●	our stock price can be volatile;

●	our common stock is not FDIC insured; and

●	other risks and uncertainties detailed in Part I, Item 1A of this Annual Report on Form 10-K and from time to time in our filings with the Securities and Exchange Commission (the SEC).

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

General

1st Financial Services Corporation (1st Financial, or the Company), incorporated under the laws of North Carolina, became the bank holding company for Mountain 1st Bank & Trust Company (the Bank) in May 2008.  1st Financial has essentially no other assets or liabilities other than its investment in the Bank.  1st Financial’s business activity consists of directing the activities of the Bank.  The Bank has a wholly owned subsidiary, Clear Focus Holdings LLC.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.  1st Financial and the Bank are both headquartered at 101 Jack Street, Hendersonville, North Carolina 28792.

The Bank was incorporated under the laws of the state of North Carolina on April 30, 2004, and opened for business on May 14, 2004, as a North Carolina chartered commercial bank.  At December 31, 2012, the Bank was engaged in general commercial banking primarily in nine western North Carolina counties: Buncombe, Catawba, Cleveland, Haywood, Henderson, McDowell, Polk, Rutherford, and Transylvania.  The Bank operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the FDIC).

As a North Carolina bank, the Bank is subject to examination and regulation by the FDIC and the North Carolina Commissioner of Banks (the Commissioner).  The Bank is further subject to certain regulations of the Board of Governors of the Federal Reserve System (the Federal Reserve) governing reserve requirements to be maintained against deposits and other matters.  The business and regulation of the Bank are also subject to legislative changes from time to time.  See “Supervision and Regulation.”

The Bank’s primary market area is southwestern North Carolina.  Its main office and Hendersonville South office are located in Hendersonville, North Carolina.  At December 31, 2012, the Bank also had full service branch offices in Asheville, Brevard, Columbus, Etowah, Forest City, Fletcher, Hickory, Marion, Shelby, and Waynesville, North Carolina.  The Bank’s loans and deposits are primarily generated from within its local market area.

The Company’s primary source of revenue is interest and fee income from its lending activities.  These lending activities consist principally of originating commercial operating and working capital loans, residential mortgage loans, home equity lines of credit, other consumer loans and loans secured by commercial real estate.  Management targets a loan-to-asset ratio of 80% or less.  It is management’s opinion that maintaining a loan-to-asset ratio in this range maximizes earnings potential while still providing adequate liquidity for the safe and sound operation of the Company.  At December 31, 2012, the Company’s loan-to-asset ratio was 54.6%.  This number, while below the targeted range, reflects the Bank’s desire to maintain higher liquidity levels and lower risk in the portfolio.  In addition, the economic downturn has led to a reduction in general business activity and demand for commercial and consumer credit, and as a result there is increased competition among financial institutions for loans from qualified borrowers.

Interest and dividend income from investment activities generally provides the second largest source of income to the Company after interest on loans.  Management has chosen to restrict the level of credit risk in the Company’s investment portfolio and as such it is comprised primarily of debt and mortgage-backed securities issued by agencies of the United States and government-sponsored enterprises.  Management expects to continue this practice for the foreseeable future.  Furthermore, management has historically chosen to maintain a relatively short duration with respect to the investment portfolio as a whole.  Because of the Federal Reserve’s stance of maintaining interest rates at the current low levels through mid-2015, during 2012, the Bank purchased mainly callable U.S. government agency securities, with longer stated maturities, but which are expected to be called in the current rate environment.  While this strategy has resulted in an improvement in portfolio yield, it has generally increased the market price volatility and consequently, potential mark-to-market charges against the Company’s capital.

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

●	strengthen the allowance for loan and lease losses policy of the Bank.

●	develop and implement a strategic plan.

●	not extend additional credit to any borrower who had a loan with the Bank that was charged off or who has a current loan that is classified “Loss” or “Doubtful”.

●	formulate a detailed plan to collect, charge off or improve the quality of each of its “Substandard” or “Doubtful” loans.

●	reduce loans in excess of $250,000 and classified as “Substandard” or “Doubtful” in accordance with a schedule required by the supervisory authorities.

●	cause full implementation of its loan underwriting, loan administration, loan documentation, and loan portfolio management policies.

●	adopt a loan review and grading system.

●	develop a plan to systematically reduce the concentration in a limited group of borrowers.

●	enhance its review of its liquidity and implement a liquidity contingency and asset/liability management plan.
●	implement a plan and 2010 budget designed to improve and sustain earnings.
●	implement internal routine and control policies addressing concerns to enhance its safe and sound operation.
●	implement a comprehensive internal audit program and cause an effective system of internal and external audits to be in place.

●	implement a policy for managing its “owned real estate”.

●	forbear from soliciting and accepting “brokered deposits” without approval.

●	limit growth to 10% per year.

●	not pay dividends without prior approval.

●	implement policies to enhance the handling of transactions with officers and directors.

●	correct any violations of laws and regulations.

●	make quarterly progress reports.
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

Enforcement Action - Written Agreement

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

The foregoing description is a summary of the material terms of the Written Agreement, and is qualified in its entirety by reference to the Written Agreement.  A copy of the Written Agreement has been filed with the SEC and is available on the SEC’s Internet website at www.sec.gov. Each provision of the Written Agreement shall remain effective and enforceable until stayed, modified, terminated, or suspended in writing by the Federal Reserve Bank.

The Company and the Bank have taken and continue to take action to respond to the issues raised in the Consent Order and the Written Agreement.

"Significantly Undercapitalized" Capital Category

As of December 31, 2012, the Bank was deemed "significantly undercapitalized".  As such, the Bank is subject to the restrictions in Section 38 of the FDI Act and the related FDIC rules and regulations that apply to "significantly undercapitalized" institutions, including restrictions on:

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

Going Concern Considerations

As discussed in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 2 to the accompanying consolidated financial statements, although the Company was profitable in 2012, the Company has suffered recurring losses that have eroded regulatory capital ratios, and the Bank is under a Consent Order that requires, among other provisions, capital ratios to be maintained at certain heightened levels.  In addition, the Company is under a Written Agreement that requires, among other provisions, the submission of a capital plan to improve the Company’s and the Bank’s capital levels.  As of December 31, 2012, both the Bank and the Company are considered “significantly undercapitalized” based on their respective regulatory capital levels.  These considerations raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans are further discussed in Note 2 to the accompanying consolidated financial statements.  These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

Banking also is highly competitive in our market.  North Carolina is home to several of the largest commercial banks in the United States, all of which have branches located in our nine-county banking market. We compete with numerous national, regional, and community commercial banks in our markets, as well as several savings institutions, credit unions, and nonbank financial service providers.

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

Lending Activities

General.  We provide a variety of commercial and consumer lending products to small to medium-sized businesses and individuals for various business and personal purposes, including term and installment loans, business and personal lines of credit, equity lines of credit, and overdraft checking credit.  These lending products are offered through both conventional avenues, as well as government guaranteed lending programs such as Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) loans.  For financial reporting purposes, our loan portfolio generally is divided into real estate loans, consumer installment loans, commercial and industrial loans (including agricultural production loans), and revolving consumer related loans.  We currently make credit card services available to our customers through a correspondent relationship.  Statistical information about our loan portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered by an executive officer with a higher lending limit, executive officers combining authority or the directors’ loan committee.  We do not make any loans to any director or executive officer of the Bank unless the loan is approved by the full Board of Directors of the Bank (excluding the prospective borrower) and is on terms not more favorable than would be available to a person not affiliated with the Bank.

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

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital.  These limits will increase or decrease in response to increases or decreases in the Bank’s level of capital.  We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Real Estate Loans.  Our real estate loan classification includes all loans secured by real estate.  Real estate loans include those loans made to purchase, refinance, construct, or improve residential or commercial real estate, for real estate development purposes, and for various other commercial, agricultural and consumer purposes (which may or may not be related to our real estate collateral).  At December 31, 2012, loans amounting to 90.2% of our loan portfolio, excluding loans held for sale, were classified as real estate loans, up from 88.1% at December 31, 2011.  While we do originate long-term (defined as a 30-year term), fixed-rate residential first mortgages, we generally only retain a small portion of these loans in our loan portfolio.  Rather, the majority of these long-term, fixed-rate loans are sold on a flow basis to other lenders after closing and are reflected in the accompanying consolidated financial statements as “loans held for sale”.  This arrangement permits us to make long-term residential loans available to our customers and to generate fee income, while avoiding the credit and interest rate risks associated with holding a large balance of such loans in our loan portfolio.  At December 31, 2012, we had a total of $98.3 million in residential first mortgages in the loan portfolio, excluding loans held for sale, amounting to 25.4% of the total portfolio, which compares with $85.9 million, or 20.5% of the portfolio, at December 31, 2011.  These portfolio loans are predominantly variable rate or short maturity mortgages.  As of December 31, 2012, 30-year, fixed-rate residential mortgage loans held in our portfolio, totaled $13.5 million.

At December 31, 2012, our construction and acquisition and development loans (consumer and commercial) amounted to $69.0 million, or 17.8% of our loan portfolio, excluding loans held for sale.  This compares with $87.1 million, or 20.8% at December 31, 2011.  Other commercial real estate loans totaled $147.9 million, or 38.2% of our loan portfolio, excluding loans held for sale, at the end of 2012.  This compares with $159.1 million, or 38.0% at December 31, 2011.

Real estate loans also include home equity lines of credit that generally are used for consumer purposes and usually are secured by junior liens on residential real property.  Our commitment on each line is generally for a term of 15 years.  During the terms of the lines of credit, borrowers may either pay accrued interest only (calculated at variable interest rates), with their outstanding principal balances becoming due in full at the maturity of the lines, or they may make monthly payments of principal and interest.  At December 31, 2012, draws made under our home equity lines of credit accounted for $25.3 million, or 6.5% of our loan portfolio, as compared with $28.1million, or 6.7%, at December 31, 2011.

Many of our real estate loans, while secured by real estate, were made for purposes unrelated to the real estate collateral.  This generally reflects our efforts to reduce credit risk by taking real estate as collateral, whenever possible, without regard to loan purpose.  Substantially all of our real estate loans are secured by real property located in or near our market.  As such, we are impacted by the adverse changes in the real estate values in the market we serve.  Our real estate loans may be made at fixed or variable interest rates, and they generally have maturities that do not exceed five years (with the exception of home equity lines of credit as discussed above) and provide for payments based on typical amortization schedules of 25 years or less.  A real estate loan with a maturity of more than five years or that is based on an amortization schedule of more than five years generally will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period generally not exceeding five years.

Commercial and Industrial Loans.  Our commercial and industrial loan classification includes loans to small to medium-sized businesses and individuals for working capital, equipment purchases and various other business and agricultural purposes.  This classification excludes loans secured by real estate.  These loans generally are secured by business assets, such as inventory, accounts receivable, equipment, or similar assets, but they also may be made on an unsecured basis.  At December 31, 2012, our commercial and industrial loans totaled $35.2 million and accounted for 9.1% of our loan portfolio, excluding loans held for sale.  This compares with $46.9 million, or 11.2% of our loan portfolio, excluding loans held for sale, at December 31, 2011.  In addition to loans classified on our books as commercial and industrial loans, many of our loans included in the real estate loan classification are made for commercial or industrial purposes, but are classified as real estate loans on our books because they are secured by first or junior liens on real estate.  Commercial and industrial loans may be made at variable or fixed rates of interest.  However, any loan that has a maturity or amortization schedule of longer than five years normally will be made at an interest rate that varies with our prime lending rate and will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period generally not exceeding five years.  Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow.  As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

Loan Pricing.  Generally, we price our loans based on the level of risk identified in a particular loan transaction within market constraints and conditions and in conjunction with objectives established as a part of our asset/liability management function and annual budgeting process.  At December 31, 2012, 61.2% of the total dollar amount of our loans accrued interest at variable rates, compared to 54.5% at December 31, 2011.  Management believes maintenance of the portfolio at this or higher levels of floating rate loans provides for the best earnings performance under most economic environments.

Allowance for Loan Losses.  Our Board of Directors reviews all impaired loans at least quarterly, and our management reviews asset quality trends at least monthly.  Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses.  The adequacy of the allowance is assessed by our management and reviewed by our Board of Directors at least quarterly.  Under the Consent Order, our Board is required to strengthen our allowance policy and enhance its periodic reviews of the allowance to ensure its continuing adequacy.  At December 31, 2012, our allowance was $10.7 million, or 2.76% of our total loans, excluding loans held for sale.  This compares with $10.7 million, or 2.54% at year-end 2011.  Although we increased our allowance by $5.3 million through provisions for loan losses charged to earnings, net charge-offs totaled $5.2 million and was the primary reason that there was not a change in the overall allowance from 2012 to 2011.  At December 31, 2012, we had a total of $28.6 million of nonaccrual loans, $9.8 million in foreclosed real estate and no repossessed property or loans past due 90 days or more.  At December 31, 2011, we had $33.7 million of nonaccrual loans, $19.3 million in foreclosed real estate, $1.6 million in repossessed property, and no loans past due 90 days or more.

Deposit Activities

Our deposit services include business and individual checking accounts, NOW accounts, money market checking accounts, savings accounts, and certificates of deposit.  We monitor our competition in order to keep the rates paid on our deposits at a competitive level.  Under the terms of the Consent Order, the Bank is required to comply with restrictions issued by the FDIC on the effective yields of deposit products offered by among others, banks subject to consent orders.  At December 31, 2012, our time deposits of $100,000 or more amounted to $151.6 million, or 22.2% of our total deposits, including $937,000 in brokered certificates of deposit.  Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposit), unless it first receives an appropriate waiver from the FDIC.  Accordingly, as brokered certificates of deposit mature, the certificates are not being rolled over into another certificate.

Statistical information about our deposit accounts is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other Banking Services

We offer other bank services including cashier’s checks, banking by mail, direct deposit and remote deposit capture.  We earn fees for most of these services, in addition to fees earned from debit and credit card transactions, sales of checks, and wire transfers.  We are associated with the Plus and Star ATM networks, which are available to our clients throughout the country.  We offer merchant banking and credit card services through a correspondent bank.  We also offer internet banking services, bill payment services, and cash management services.  We do not expect to exercise trust powers during the foreseeable future.

Investment Portfolio

At December 31, 2012, our investment portfolio totaled $255.1 million, of which $253.8 million was classified as “available for sale”.  Available-for-sale securities include mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) or issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), including collateralized mortgage obligations.  Also included in the Company’s available-for-sale investment portfolio are debt instruments issued by U.S. governmental agencies or by government-sponsored enterprises, including FNMA, FHLMC, Federal Farm Credit Bureau (FFCB), Federal Home Loan Bank (FHLB), and the SBA.  We analyze their performance at least quarterly.  Our securities have various interest rate features, maturity dates, and call options.

Statistical information about our investment portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

At December 31, 2012, the Company had 146 full-time equivalent employees, including 138 full-time employees (including our executive officers) and 15 part-time employees.  We are not a party to any collective bargaining agreement with our employees, and we consider our relations with our employees to be good.

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

General.  We are a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the BHCA).  We are subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Reserve.  Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in other activities the Federal Reserve determines are closely related and a proper incident to banking, managing, or controlling banks.

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

Additionally, the BHCA generally prohibits bank holding companies from engaging in a nonbanking activity, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company that engages in a nonbanking activity, unless that activity is determined by the Federal Reserve to be closely related and a proper incident to banking.  In approving an application to engage in a nonbanking activity, the Federal Reserve must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

Capital Requirements for the Bank.  As a North Carolina chartered, FDIC-insured commercial bank that is not a member of the Federal Reserve System, the Bank is required to comply with the capital adequacy standards established by the FDIC. The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank's capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC's requirements.

Under the FDIC's risk-based capital measure, the minimum ratio of a bank's total capital (Total Capital) to its risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit) (Total Capital Ratio) is 8.0%.  At least half of Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and various other intangible assets (Tier 1 Capital).  The remainder (Tier 2 Capital) may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves.

Under the FDIC's leverage capital measure, the minimum ratio of Tier 1 Capital to average assets (Leverage Capital Ratio), less goodwill and various other intangible assets, generally is 3.0% for banks that meet specified criteria, including having the highest regulatory rating.  All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum.  The FDIC's guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank's "Tangible Leverage Ratio" (deducting all intangible assets) and other indicators of a bank's capital strength also will be taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

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

The Bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" rules described below, and it is not necessarily an accurate representation of its or 1st Financial’s overall financial condition or prospects for other purposes.  A failure to meet the FDIC's capital guidelines could subject the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and other restrictions on our business.  As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements.  The Bank was deemed “significantly undercapitalized” as of December 31, 2012.  As discussed under “Enforcement Policies and Actions” in Item 1of this report, and also under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and Note 2 to the accompanying consolidated financial statements, the Consent Order, and the Written Agreement impose substantial restrictions on the operation of 1st Financial and the Bank, including a prohibition on accepting, renewing, or rolling over brokered deposits.

Under the terms of the Consent Order, the Bank is required to maintain Tier 1 Capital of at least 8% of total assets and a Total Risk Based Capital Ratio of at least 12%.  The Bank’s Tier 1 Capital and Total Risk Based Capital Ratios were 2.64% and 6.11%, respectively, at December 31, 2012.

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

At December 31, 2012, the Bank was deemed "significantly undercapitalized".  As such, the Bank is subject to certain restrictions, as discussed under ""Significantly Undercapitalized" Capital Category" in Item 1.

Limitations on Payment of Cash Dividends. As a bank holding company, we are required to adhere to the Federal Reserve’s Policy Statement on the Payment of Cash Dividends, which generally requires that we act as a source of strength and not place an undue burden on the Bank.  Under North Carolina law, we are authorized to pay dividends as declared by our Board of Directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis.  However, although we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our stockholders is dividends we receive from the Bank.  For that reason, our ability to pay dividends is effectively subject to the same limitations that apply to the Bank.  Because the Consent Order and the Written Agreement prohibit the Bank from paying dividends or making other forms of payment reducing capital of the Bank without the prior approval of the banking regulators, we are effectively prohibited from paying cash dividends to our common stockholders for the foreseeable future and while the Bank remains subject to the Consent Order and/or we remain subject to the Written Agreement.

In addition to these restrictions, other state and federal statutory and regulatory restrictions apply to our payment of cash dividends on our common stock.  Both state and federal law prohibit the Bank from making any capital distributions, including payment of a cash dividend, if it is “undercapitalized” (as that term is defined in the FDI Act), or would become undercapitalized after making the distribution.  As December 31, 2012, the Bank was deemed to be “significantly undercapitalized”. Also, the FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would constitute an unsafe and unsound banking practice.  The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings, and, under the FDI Act, no dividend may be paid by an insured bank while it is in default on any assessment due the FDIC.  If the FDIC believes the Bank is engaged in, or is about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the Bank cease and desist from that practice.

In addition to the above restrictions, in the future, the Company’s ability to declare and pay cash dividends will be subject to our Board of Directors’ evaluation of operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. We are subject to further limitations on cash dividends due to the U.S. Department of Treasury (U.S. Treasury) purchase of our preferred stock.  See “CPP Participation” below.

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

Federal Home Loan Bank System.  The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta (FHLB), the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.15% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB under the activity-based stock ownership requirement.  On December 31, 2012, the Bank was in compliance with this requirement.

Limits on Rates Paid on Deposits and Brokered Deposits.  FDIC regulations limit the ability of insured depository institutions to accept, renew or rollover deposits by offering rates of interest, which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution’s normal market area.  Under these regulations, “well capitalized” depository institutions may accept, renew or rollover such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or rollover such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or rollover such deposits.  Definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the FDIC to implement the prompt corrective action provisions discussed above.  North Carolina is deemed to be a high-rate market area, and as a result the markets in which the Bank operates are determined to be in a high-rate area.  The Bank obtained a waiver from the FDIC to pay interest rates within 0.75% of the average rate paid on local market deposits.

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

Loans to One Borrower.  The Bank is subject to the Commissioner’s loans-to-one-borrower limits, which are substantially the same as those applicable to national banks.  Under these limits, no loans or extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the capital and surplus of the Bank.  Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of capital and surplus.

Reserve Requirements.  Under Federal Reserve regulations, the Bank must maintain average daily reserves against its transaction accounts.  For 2013, we are not required to maintain reserves on the first $12.4 million of net transaction accounts (up from $11.5 million in 2012), but must maintain reserves equal to 3.0% on the aggregate balances of those accounts over $12.4 million (up from $11.5 million in 2012), up to and including $79.5 million (up from $71.0 million in 2012), and reserves equal to 10.0% on aggregate balances in excess of $79.5 million (up from $71.0 million in 2012).  The Federal Reserve may adjust these percentages.  Because our reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at the Federal Reserve or a correspondent bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets.  During 2007, the Bank adopted an internal deposit reclassification system (approved by the Federal Reserve under Regulation D), whereby significant portions of interest-bearing and noninterest bearing transaction accounts are transferred to a non-reservable savings account status.  As a result, all required reserves at December 31, 2012 and 2011 were met by the Bank’s vault cash.

Gramm-Leach-Bliley Act.  The federal Gramm-Leach-Bliley Act enacted in 1999 (the GLB Act) dramatically changed various federal laws governing the banking, securities and insurance industries.  The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.  However, this expanded authority also presents smaller financial institutions, such as the Bank, with challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002, which became effective during 2002, is sweeping federal legislation addressing accounting, corporate governance, and disclosure issues.  The impact of the Sarbanes-Oxley Act is wide ranging as it applies to all public companies and imposes significant requirements for public company governance and disclosure requirements.

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

The economic and operational effects of the Sarbanes-Oxley Act on public companies, including 1st Financial, have been and will continue to be significant in terms of the time, resources, and costs associated with compliance.  Because the Act, for the most part, applies equally to larger and smaller public companies, we will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our markets.  In accordance with the requirements of Section 404(a), management’s report on internal control is included herein as Item 9A.  The Dodd-Frank Act permanently exempted smaller companies, such as the Company, from the requirements under Section 404(b) for auditor attestation on internal controls.

Emergency Economic Stabilization Act of 2008 (EESA).  Under the EESA, the U.S. Treasury implemented the Troubled Asset Relief Program (TARP), of which the Capital Purchase Program (CPP) is a part.  Under the CPP, certain U.S. qualifying financial institutions sold senior preferred stock and warrants to the U.S. Treasury.  Eligible institutions generally applied to issue preferred stock to the U.S. Treasury in aggregate amounts between 1% and 3% of the institution’s risk-weighted assets.  Smaller community banks and bank holding companies were later allowed to issue preferred stock up to 5% of the institution’s risk- weighted assets.

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

CPP Participation.  On November 14, 2008, 1st Financial entered into a Letter Agreement (the Purchase Agreement) with the U.S. Treasury under the CPP, pursuant to which 1st Financial issued 16,369 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the  Preferred Stock ), having a liquidation preference of $1,000 per share, for a total price of $16,369,000.  1st Financial is required to pay cumulative dividends on the Preferred Stock.  Under the ARRA, described below, 1st Financial may redeem the Preferred Stock at any time, provided it obtains the approval of its primary federal regulator.  The Preferred Stock is generally non-voting, but does have the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights.  The holder(s) of Preferred Stock also have the right to elect two directors if dividends have not been paid for six periods.  Due to insufficient funding at the holding company level, the Company has deferred each of the past 11 quarterly dividend payments of $205,000 on its Preferred Stock.  The Company expects to again defer the $205,000 payment of the preferred dividend in May 2013.

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

American Recovery and Reinvestment Act of 2009 (ARRA).  The ARRA was enacted on February 17, 2009.  The ARRA included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, the ARRA imposed certain new executive compensation and corporate governance requirements on all current and future CPP participants, including 1st Financial, until the institution has redeemed the Preferred Stock.  The executive compensation restrictions under the ARRA and regulations issued by U.S. Treasury are more stringent than those previously in effect under the CPP, and include in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the Restricted Period), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, and (3) requirements that TARP CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains, or other criteria later found to be materially inaccurate, with the U.S. Treasury having authority to negotiate for reimbursement.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act).  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law.  The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions, including 1st Financial and the Bank.  The Dodd-Frank Act contains provisions that have, among other things, established a Bureau of Consumer Financial Protection, established a systemic risk regulator, consolidated certain federal bank regulators, and imposed increased corporate governance and executive compensation requirements.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress.  The federal agencies are given significant discretion in drafting and implementing regulations.  Although a significant number of these regulations have been promulgated, many additional regulations are expected to be issued in 2013 and thereafter.  Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

Other.  The federal banking agencies, including the FDIC, have developed joint regulations requiring annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state-chartered institutions examined by state regulators.  Such regulations also establish requirements for operational and managerial standards, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards when such compensation would endanger the insured depository institution or would constitute an unsafe practice.

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

In connection with its 2011 and 2012 annual audits, the Company’s independent auditors issued an opinion stating the consolidated financial statements were prepared assuming the Company will continue as a going concern, but that substantial doubt has been raised about its ability to continue as a going concern because the Company has suffered recurring losses that have eroded regulatory capital ratios, and the Company’s sole asset, the Bank, is under the Consent Order that requires among other provision, capital ratios to be maintained at certain heightened levels.  In addition, the Company is under the Written Agreement that requires, among other provisions, the submission and implementation of a capital plan to improve the Company’s and the Bank’s capital levels.  As of December 31, 2012, both the Company and the Bank are considered “significantly undercapitalized” based on their respective regulatory capital levels.  Meanwhile, the Bank continues to have high levels of nonperforming and impaired assets.  The future of the Company is dependent on its ability to address these matters.  If the Company fails to do so for any reason, the banking regulators may place the Bank into conservatorship or receivership, with the FDIC or the Commissioner appointed as conservator or receiver.  If the Bank was placed into conservatorship or receivership, 1st Financial would probably suffer a complete loss of the value of its ownership interest in the Bank, be exposed to significant claims by the FDIC and/or the Commissioner, and would not be able to continue as a going concern.  Accordingly, such conservatorship or receivership of the Bank would almost certainly also result in a complete loss of your investment in 1st Financial.

1st Financial and the Bank may be subject to additional, heightened enforcement actions, and ultimately the Bank may be placed under conservatorship or receivership if we do not raise additional capital or otherwise comply with the Consent Order and the Written Agreement, or if our condition does not improve.

The Consent Order and Written Agreement require us to take certain actions and to implement certain action plans, including a plan to materially improve the Bank’s capital ratios.  In the event we do not raise additional capital or otherwise comply with the Consent Order and the Written Agreement, or if our condition does not improve, the banking regulators may place the Bank under conservatorship or receivership, and/or force the sale or merger of the Bank.  Unexpected events or circumstances could further prejudice our ability to achieve the minimum capital ratios required under the Consent Order.  If we fail to comply with the requirements of the Consent Order or the Written Agreement for any reason or our condition does not improve, the banking regulators may impose additional, heightened enforcement actions against us, keep the Consent Order and Written Agreement in place longer than they may otherwise have been, and/or require the preparation of a plan to sell or merge the Bank.  Ultimately, the Bank may be placed into conservatorship or receivership by the FDIC or the Commissioner, with the FDIC or the Commissioner appointed as conservator or receiver.  If the Bank was placed into conservatorship or receivership, 1st Financial would probably suffer a complete loss of the value of its ownership interest in the Bank and be exposed to significant claims by the FDIC and/or the Commissioner.  Such conservatorship or receivership of the Bank would almost certainly also result in a complete loss of your investment in 1st Financial.

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

We do not believe these difficult conditions are likely to significantly improve in the near future.  A sustained weakness or worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers, and the other financial institutions in our market. Specifically, it could have one or more of the following adverse effects on our business:

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

Congress enacted the Dodd-Frank Act in 2010.  This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations.  Although a significant number of these regulations have been promulgated, many additional regulations are expected to be issued in 2013 and thereafter.  Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments are now being based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008 and provided for unlimited deposit insurance on noninterest bearing transaction accounts through December 31, 2012.

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

In November 2008, we issued Preferred Stock and a Warrant to the U.S. Treasury as part of its CPP.  The Securities Purchase Agreement, pursuant to which such securities were sold, among other things, grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities.  In addition, unless we are able to redeem the Preferred Stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% to 9%.  Depending on market conditions at the time, and whether or not we have resumed paying dividends, this increase in dividends could significantly impact our liquidity.

We are restricted from paying any dividends or repurchasing any shares of our common stock until we pay all accrued and unpaid dividends on our Preferred Stock.

So long as the Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock (other than dividends payable solely in shares of common stock), and no common stock, may be, directly or indirectly, purchased, redeemed or otherwise acquired for consideration by 1st Financial or the Bank, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares of Preferred Stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside for the benefit of the holders of shares of Preferred Stock on the applicable record date).  We have not paid dividends on the Preferred Stock since May 2010, and expect to again defer the $205,000 quarterly payment of the preferred dividend in May 2013.  As a consequence, it is unlikely 1st Financial will be permitted to pay any dividends on its common stock for at least the foreseeable future.

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

Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the DIF.  In addition, the FDIC instituted two temporary programs to further ensure customer deposits at FDIC insured banks:  deposit accounts are now insured up to $250,000 per customer (up from $100,000), made permanent in 2010 and noninterest-bearing transactional accounts were fully insured through December 31, 2012.  These programs have placed additional stress on the deposit insurance fund.  In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions.  We are generally unable to control the amount of premiums the Bank is required to pay for FDIC insurance, which is determined, in part, by the risk profile of each depository institution.  If there are additional financial institution failures, the cost of resolving prior failures exceeds expectations, or the Bank’s risk profile further deteriorates, the Bank may be required to pay even higher FDIC premiums.  Any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.

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

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations.  On December 31, 2012, we were deemed “significantly undercapitalized” under bank regulatory guidelines and, in addition, our capital ratios were below the minimum levels required in the Consent Order and Written Agreement.  We need to increase our capital to satisfy regulatory requirements.  Management and our Board continue to pursue plans to improve our capital levels, including seeking to raise additional capital.  However, our ability to raise that additional capital depends on conditions at that time in the capital markets, economic conditions, our financial performance and condition, and other factors, many of which are outside our control.  Given the current state of the equity markets and our financial performance and condition, our ability to raise capital in the foreseeable future and remain an independent institution is unknown.  If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company, and could result in the Bank being placed in conservatorship or receivership by the FDIC or the Commissioner.

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

We use underwriting procedures and criteria we believe minimize the risk of loan delinquencies and losses, but banks routinely incur losses in their loan portfolios.  However, regardless of the underwriting criteria we use, we will experience loan losses from time to time in the ordinary course of our business, and some of those losses will result from factors beyond our control.  These factors include, among other things, changes in market, economic, business or personal conditions, or other events (including changes in market interest rates) that affect our borrowers’ abilities to repay their loans and the value of properties that collateralize loans.  Recent difficulties in the national economy and housing market, declining real estate values, high unemployment, and loss of consumer confidence, have resulted and will continue to result in increasing loan delinquencies and loan losses for all financial institutions.

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

There is no precise method of predicting credit losses since any estimate of loan losses is necessarily subjective and the accuracy of the estimate depends on the outcome of future events.  Therefore, we face the risk charge-offs in future periods will exceed our allowance for loan losses and additional increases in the allowance for loan losses will be required.  Additions to the allowance for loan losses would adversely affect our results of operations and financial condition, and possibly cause a decrease in our capital.

We continue to hold and acquire a significant amount of other real estate, which has led to increased operating expense and vulnerability to additional declines in real property values.

We foreclose on and take title to real estate serving as collateral for many of our loans as part of our business.  Real estate owned by us and not used in the ordinary course of our operations is referred to as “real estate acquired in settlement of loans” or “foreclosed real estate”.  At December 31, 2012, we had foreclosed real estate with an aggregate book value of $9.8 million.  We obtain appraisals prior to taking title to real estate and periodically thereafter.  However, due to the continued depressed real estate prices in our market, there can be no assurance such valuations will reflect the amount which may be paid by a willing purchaser in an arms-length transaction at the time of the final sale.  Moreover, we cannot provide assurance the losses associated with foreclosed real estate will not exceed the estimated amounts, which would adversely affect future results of our operations.

The calculation for the adequacy of write-downs of our foreclosed real estate is based on several factors, including the appraised value of the real property, economic conditions in the property’s sub-market, comparable sales, current buyer demand, availability of financing, entitlement and development obligations and costs and historic loss experience.  All of these factors have caused further write-downs in recent periods and can change without notice based on market and economic conditions.  High levels of nonperforming assets indicate that foreclosed real estate balances may continue to be high for the foreseeable future.  Increased foreclosed real estate balances have led to greater expense as we incur costs to manage and dispose of the properties.  We expect our earnings will continue to be negatively affected by various expenses associated with foreclosed real estate, including personnel costs, insurance, and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in foreclosed real estate.  Moreover, our ability to sell foreclosed real estate is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties.  Any further decrease in market prices may lead to further write-downs, with a corresponding expense in our statement of operations.  Further write-downs on foreclosed real estate or an inability to sell foreclosed real estate could have a material adverse effect on our results of operations and financial conditions.  Furthermore, the management and resolution of nonperforming assets, which include foreclosed real estate, increases our costs and requires significant commitments of time from our management and directors, which can be detrimental to the performance of their other responsibilities.  The expense associated with foreclosed real estate and any further property write-downs could have a material adverse effect on our financial condition and results of operations.

A significant percentage of our loans are secured by real estate.  Continuing adverse conditions in the real estate market in our banking markets might adversely affect our loan portfolio.

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

The FDIC adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (CRE).  At December 31, 2012, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny.  Indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, additional reporting and analysis will be required to document management’s evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors.  These rules could increase the costs of monitoring and managing this component of our loan portfolio.  This could have an adverse impact on our operating results and financial condition.

Our commercial real estate lending may expose us to risk of loss and hurt our earnings and profitability.

We regularly make loans secured by commercial real estate (CRE).  These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans.  Further, loans secured by CRE properties are generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans.  Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties.  Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy.  In addition, many economists believe deterioration in income-producing CRE is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage continue to decline.  Because of the current general economic slowdown, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations.  At December 31, 2012, our loans secured by CRE totaled $147.9 million, which represented 38.2% of total loans.  For 2012 and 2011, respectively, net charge-offs on commercial real estate loans totaled $804,000 and $2.0 million respectively.  While we seek to minimize these risks in a variety of ways, there can be no assurance these measures will protect against credit-related losses.

Our construction loans and land development loans involve a higher degree of risk than other segments of our loan portfolio.

Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment.  When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal.  Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee these practices will safeguard against material delinquencies and losses to our operations.  Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases, such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.  At December 31, 2012, we had loans of $69.0 million, or 17.8% of total loans, outstanding to finance construction and land development.  For 2012, we had net charge-offs of $2.1 million.

Our lending on vacant land may expose us to a greater risk of loss and may have an adverse effect on results of operations.

A portion of our residential and commercial lending is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four-family residential mortgage loans.  Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are susceptible to adverse conditions in the real estate market and local economy.  At December 31, 2012, loans secured by vacant or unimproved property totaled $43.3 million, or 11.2% of our loan portfolio.

The Company will be unable to grow in the short term.

As a strategy, the Company seeks to increase the size of its franchise by pursuing business development opportunities.  However, by virtue of being deemed "significantly undercapitalized" under the FDIC’s framework for prompt corrective action, the Bank may not permit its average total assets during any calendar quarter to exceed its average total assets during the preceding calendar quarter.  The Consent Order also places restrictions on asset growth.  As such, it is anticipated the Company will be unable to grow until it improves its capital condition, and will not be able to grow significantly until the Consent Order is removed.  Such restrictions on the Company’s growth are expected to adversely affect our revenue, operating results, and financial condition.

Our business depends on the condition of the local and regional economies where we operate.

We currently have offices only in western North Carolina.  Consistent with our community banking philosophy, our customer base is located in that region, and we lend a substantial portion of our capital and deposits to commercial and consumer borrowers in our local banking market.  Therefore, our local and regional economy has a direct impact on our ability to generate deposits to support loan growth, the demand for loans, the ability of borrowers to repay loans, the value of collateral securing our loans (particularly loans secured by real estate), and our ability to collect, liquidate, and restructure possible problem loans.  The local economies of the communities in our banking market are relatively dependent on the tourism industry and the retirement and second home real estate market.  The economies of our banking market have been adversely affected by a general economic downturn and this downturn has affected the tourism industry and real estate values in our communities, which has adversely affected our operating results.  Further deterioration of economic conditions in our banking market could further affect our ability to generate new loan production, adversely affect the ability of our customers to repay their loans to us, and generally affect our financial condition and operating results.  We are less able than larger institutions to spread risks of unfavorable local economic conditions across a large number of diversified economies.  And, we cannot assure you we will benefit from any market growth or favorable economic conditions in our banking market even if they do occur.

Adverse market and economic conditions in North Carolina, particularly in the real estate, agricultural, or tourism industries, disproportionately increase the risk our borrowers will be unable to make their loan payments and the risk the market value of real estate securing our loans will not be sufficient collateral.  On December 31, 2012, 90.2% of the total dollar amount of our loan portfolio was secured by liens on real estate, with 6.5% of our portfolio representing home equity lines of credit.  Our management believes, in the case of many of those loans, the real estate collateral is not being relied upon as the primary source of repayment, and those relatively high percentages reflect, at least in part, our policy to take real estate whenever possible as primary or additional collateral.  However, any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in North Carolina could adversely affect the value of our assets, revenue, operating results, and financial condition.

Our profitability is subject to interest rate risk.  Changes in interest rates could have an adverse effect on our operating results.

Changes in interest rates can have different effects on various aspects of our business, particularly our net interest income.  Our profitability depends, to a large extent, on our net interest income, which is the difference between our income on interest-earning assets and our expense on interest-bearing deposits and other liabilities.  Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control.  Interest rate risk arises in part from the mismatch (i.e., the interest rate sensitivity “gap”) between the dollar amounts of repricing or maturing interest-earning assets and interest-bearing liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  When more interest-earning assets than interest-bearing liabilities will reprice or mature over a given time period, a bank is considered asset-sensitive and has a positive gap.  When more liabilities than assets will reprice or mature over a given time period, a bank is considered liability-sensitive and has a negative gap.  A liability-sensitive position (i.e., a negative gap) may generally enhance net interest income in a falling interest rate environment and reduce net interest income in a rising interest rate environment.  An asset-sensitive position (i.e., a positive gap) may generally enhance net interest income in a rising interest rate environment and reduce net interest income in a falling interest rate environment.  Our ability to manage our gap position determines to a great extent on our ability to operate profitably.  However, fluctuations in interest rates are not predictable or controllable, and we cannot assure you we will be able to manage our gap position in a manner that will allow us to be profitable.

At December 31, 2012, the Bank remained in an asset-sensitive position.  This reflects the construct of the Bank’s balance sheet whereby our interest-earning assets generally would be expected to reprice at a faster rate than our interest-bearing liabilities.  Therefore, a rising rate environment would generally be expected to have a positive effect on our earnings, while a falling rate environment generally would be expected to have a negative effect on our earnings.

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

Commercial banking in our banking market and in North Carolina as a whole is extremely competitive.  In addition to community, super-regional, national, and international commercial banks, we compete against credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds.  We compete with these institutions in attracting deposits and in making loans, and we have to attract our customer base from other existing financial institutions and from new residents.  Our larger competitors have greater resources, broader geographic markets and higher lending limits than we do, and they may be able to offer more products and services and better afford and more effectively use media advertising, support services, and electronic technology than we can.  While we believe we compete effectively with other financial institutions, we may face a competitive disadvantage as a result of our size, lack of geographic diversification and inability to spread marketing costs across a broader market.  Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we cannot assure you we will continue to be an effective competitor in our banking markets.

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

A significant portion of the Bank’s loan portfolio is secured by real property.  During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require the Bank to incur substantial expense and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property.  In addition, future laws or more stringent interpretations of enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability.  Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

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

Premiums for D&O insurance have increased.  We may be unable to renew our D&O insurance policy on acceptable terms.

Since 2008, higher levels of bank failures and the associated heightened risk of regulatory action and litigation against directors and officers of failed banks have increased the cost of directors and officers liability insurance (D&O insurance) premiums for many financial institutions.  Because of our recent losses and financial condition, the cost of D&O insurance has increased.  Any future increases in D&O insurance premiums will likely adversely impact our earnings and financial condition.  In addition, we may be unable to renew our D&O insurance coverage in the future, or we may be unable to obtain adequate replacement policies on acceptable terms.  If we are not able to secure appropriate D&O insurance coverage, we may be unable to retain our current officers and directors, or attract additional officers and directors.

We rely on other companies to provide key components of our business infrastructure.

Third-party vendors provide key components of our business infrastructure, such as internet connections, network access and core application processing.  While we have selected these third-party vendors carefully, we do not control their actions.  Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business.  Replacing these third-party vendors could also entail significant delay and expense.

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

The occurrence of catastrophic events, such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing water, ice storms, and blizzards), fires and other catastrophes could adversely affect 1st Financial’s consolidated financial condition or results of operations.  Unpredictable natural and other disasters could have an adverse effect on the Bank in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by the Bank.  The incidence and severity of catastrophes are inherently unpredictable.  Although the Bank carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce the Company’s earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on the Company’s financial condition and results of operations.

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

On February 15, 2013, our current directors and executive officers, as a group, had the sole or shared right to vote, or to direct the voting of, an aggregate of 560,355 shares, or 10.8%, of our outstanding common stock.  This group could purchase 297,648 additional shares under currently exercisable stock options they hold.  Because of their voting rights, in matters put to a vote of our stockholders’, it could be difficult for any group of our other stockholders to defeat a proposal favored by our management (including the election of one or more of our directors) or to approve a proposal opposed by management.

1st Financial has issued preferred stock, which ranks senior to our common stock.

The Company has issued 16,369 shares of Preferred Stock.  This series of preferred stock ranks senior to shares of our common stock.  As a result, 1st Financial must make dividend payments on the Preferred Stock before any dividends can be paid on the common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the Preferred Stock must be satisfied before any distributions can be made on the common stock.  Through the date of this report, the Company has deferred the payment of the last 11 quarterly preferred dividends, with the total amount deferred of $2.3 million.  Until 1st Financial pays in full these deferred Preferred Stock dividends, no dividends may be paid on the common stock.

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

ITEM 2.  PROPERTIES

The Company’s corporate offices are located in Hendersonville, North Carolina.  At December 31, 2012, the Company maintained 12 full-service banking offices and an operations center.  The following table contains information about our banking offices.

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

(1)  Leased from unrelated third party.
(2)  Leased from a related part on terms comparable to third-party leases.
(3)  Corporate Headquarters and Main Office

All the Company’s existing banking offices are in good condition and fully equipped for the Company’s purposes.  At December 31, 2012, the total net book value (cost less accumulated depreciation) of the Company’s premises, leasehold improvements, furniture, fixtures, and equipment was $4.4 million.  See Notes 9 and 12 to the accompanying consolidated financial statements for additional information about the Company’s property and lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries are often involved in legal proceedings.  In the opinion of management, except as disclosed in Item 1 hereof, under the caption "Business - Enforcement Actions", neither the Company nor its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of the Company’s fiscal year ended December 31, 2012.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded over-the-counter with quotations available on the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service under the symbol “FFIS.”  There were approximately 2,400 stockholders of record as of December 31, 2012, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The table below presents the reported high and low closing prices for the Company’s common stock, along with the actual closing price for the previous eight quarters.  These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.  No common stock dividend was declared or paid during any of the fiscal quarters listed.

	High	Low	Close
2012
First quarter	$0.59	$0.12	$0.12
Second quarter	0.75	0.21	0.26
Third quarter	0.60	0.21	0.30
Fourth quarter	0.35	0.14	0.30

2011
First quarter	$0.65	$0.40	$0.45
Second quarter	0.60	0.31	0.38
Third quarter	0.51	0.30	0.30
Fourth quarter	0.60	0.15	0.25

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2012, and under which shares of the Company's common stock have been authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
			(c)
Plan category	(a) Number of shares to be issued upon exercise of outstanding options and awards	(b) Weighted-average exercise price of outstanding options and awards	Number of shares remaining available for future issuance under equity compensations plans (excluding shares reflected in column (a))

Equity compensation plans approved by the Company's security holders:

2004 Employee and Director Stock Option Plans	690,889	$8.30	273,399

2008 Omnibus Equity Plan	159,867	0.55	90,133

Equity compensation plans not approved by the Company's security holders	-	-	-
Total	850,756	$6.84	363,532

Dividends.  See “Item 1.  Description of Business – Supervision and Regulation” above for regulatory and CPP restrictions, which limit the ability of 1st Financial to pay dividends.

Recent Sales of Unregistered Securities.  The Company did not sell any securities within the last three fiscal years that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The Company did not repurchase any shares of its common stock during the fourth quarter of 2012.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

1st Financial Services Corporation (the Company or 1st Financial) is a North Carolina corporation headquartered in Hendersonville, North Carolina that when it was formed in May 2008 became the sole owner of all of the capital stock of Mountain 1st Bank & Trust Company (the Bank).  The Bank is a North Carolina state chartered, non-member bank, which was organized and incorporated under the laws of the State of North Carolina on April 30, 2004, and began operations on May 14, 2004.  As of December 31, 2012, the Bank conducted business through 12 full-service branch offices located in nine western North Carolina counties.

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

Factors That May Affect Future Results

The discussion and analysis that follows is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of the Company.  It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K and the supplemental financial data appearing throughout this discussion and analysis.

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  See also “Cautionary Note About Forward-Looking Statements” and “Risk Factor’’, which begin on pages 3 and 18, respectively.

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

●
the Bank will forbear from soliciting and accepting “brokered deposits” unless it first receives an appropriate waiver from the FDIC; and will comply with restrictions issued by the FDIC on the effective yields of deposit products offered by, among others, banks subject to consent orders.

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

Enforcement Action - Written Agreement

As a direct consequence of the issuance of the Consent Order and the requirement the Company serve as a source of strength for the Bank, 1st Financial executed a written agreement (the Written Agreement) with the Federal Reserve Bank effective October 13, 2010.

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

"Significantly Undercapitalized" Capital Category

At December 31, 2012, the Bank was deemed "significantly undercapitalized".  As such, the Bank is subject to the restrictions in Section 38 of the Federal Deposit Insurance Act and the related FDIC rules and regulations that apply to "significantly undercapitalized" institutions, including restrictions on:

●	the compensation paid to senior executive officers;

●	capital distributions;

●	payment of management fees;

●	asset growth;

●	acquiring any interest in any company or insured depository institution;

●	establishing or acquiring any additional branch office; and

●	engaging in any new line of business.

Because of its capital category, the Bank may not accept, renew, or rollover brokered deposits, and is subject to restrictions on the rate of interest it may pay on deposits.  Also, as a consequence of the Consent Order, the Bank is deemed to be in a "troubled condition," as defined under the FDIC's rules and regulations, which further prohibits or limits certain golden parachute agreements and payments to management.

Going Concern Considerations

As discussed in this Item under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations," and in Note 2 to the accompanying consolidated financial statements, although the Company was profitable in 2012, the Company has suffered recurring losses that have eroded regulatory capital ratios, and the Bank is under a Consent Order that requires, among other provisions, capital ratios to be maintained at certain heightened levels.  In addition, the Company is under a Written Agreement that requires, among other provisions, the submission of a capital plan to improve the Company’s and the Bank’s capital levels.  As of December 31, 2012, both the Bank and the Company are considered “significantly undercapitalized” based on their respective regulatory capital levels.  These considerations raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans are further discussed in Note 2 to the accompanying consolidated financial statements.  These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history.  Unemployment is close to record levels and both residential and commercial real estate values have been adversely impacted.  Since 2008, with the slowing economy, falling real estate values, and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality.  Continued weaknesses in the Western North Carolina real estate market was the primary reason for the Company’s providing an increase to the allowance for loans losses of $5.3 million and $15.8 million in 2012 and 2011, respectively.  We have experienced some margin contraction, as we are unable to reinvest proceeds from loan and security repayments at the same yields.  We also expect to continue to incur increased expense as we manage our troubled assets.  Our markets continue to feel the effects of the recession and we do not foresee substantial improvements in either unemployment levels or real estate values until late 2013 at the earliest.

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

The Bank believes its current base of business is relatively well diversified as is the general economic base of the region as a whole.  The principal concentration identified by management within the Company’s lending portfolio is in loans secured by real estate.  At December 31, 2012, loans collateralized by real estate, comprised 90.2% of the Company’s total loan portfolio.  Management believes concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral.  These include residential, multifamily, and both income-producing and owner-occupied commercial properties.  The Company’s loan portfolio includes $69.0 million in loans classified as construction or acquisition and development (of which $43.3 million are land loans) and $147.9 million in loans classified as commercial real estate (CRE), representing 17.8% and 38.2%, respectively of the total portfolio.  By way of comparison, at December 31, 2011, the Company’s loan portfolio included $87.1 million in loans classified as construction or acquisition and development (of which $44.9 million were land loans) and $159.1 million in loans classified as CRE, representing 20.8% and 38.0%, respectively, of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans with high loan-to-value ratios.  At December 31, 2012, loans exceeding regulatory loan-to-value guidelines represented 111.8% of risk-based capital, primarily attributable to the Bank’s reduced capital due to losses incurred in the past several years, combined with market value declines on the underlying collateral of the Bank’s real estate loan portfolio.

Banking regulators have continued to issue guidance to banks concerning their perception of general risk levels associated with higher concentrations of CRE as a proportion of total loans and as a percentage of capital within bank loan portfolios.  It remains management’s understanding that regulatory interpretations of this guidance would not necessarily prohibit future growth for banks with concentrations of CRE, however, additional monitoring and risk management procedures are likely to be required for portfolios with higher levels of CRE and additional CRE lending may also be curtailed.  Management has continued efforts to refine enhanced monitoring systems pertaining to the Bank’s CRE portfolio, with particular emphasis on construction and land development lending, which comprises a material portion of the Bank’s CRE portfolio.  In addition to continued enhanced monitoring of this portion of the loan portfolio, management has curtailed lending to new acquisition and development projects and anticipates this component of the portfolio will decline substantially over time.

For the first five years of operation, management’s business plan had been predicated upon the relatively rapid growth and establishment of an initial branch network within the Company’s primary delineated market area.  However, due to the current economic environment, management does not expect to open new branch offices to augment the current branch network in the foreseeable future and may close certain offices to improve operating efficiencies.  Instead, management is focused on reducing its nonperforming loan portfolio and its foreclosed real estate holdings, while simultaneously growing existing branches in its primary market.

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

Maintaining sound asset quality is another key focal point for the Company.  As a result of the current economic environment, the Bank experienced an increase in nonperforming assets (nonaccruing loans, foreclosed assets, and accruing loans past due 90 or more days) beginning in 2009, which resulted in a significant increase in our allowance for loan losses.  This development is further discussed under the heading “Asset Quality” below.  The business of lending to small businesses and consumers carriers with it significant credit risks, which must be continually managed.  Management monitors asset quality and credit risk on an ongoing basis and fully expects to experience credit losses in the future, but we believe we have made substantial progress in identifying and quantifying the impact of the current economic environment on our loan portfolio and overall financial condition.  Management continues to engage third-party consultants to assist in monitoring and evaluating the quality of the portfolio.  Although asset quality has significantly improved during 2012, problem assets continue to be elevated.

Financial Condition

December 31, 2012, Compared to December 31, 2011

The Company’s total assets were $710.4 million at December 31, 2012, an increase of $10.4 million, from $700.0 million at December 31, 2011.  Investment securities increased by $55.4 million, or 27.8%, from $199.7 million at December 31, 2011, to $255.1 million at December 31, 2012.  During 2012, gross loans, excluding loans held for sale, decreased by $31.2 million, or 7.5%, from $418.9 million at December 31, 2011, to $387.7 million at December 31, 2012, as management purposely slowed loan growth in response to current economic conditions.  In addition, certain customers are exhibiting a preference for deleveraging by paying off their loans.  Although the mix of deposits continued to shift from time deposits to transaction accounts, total deposits at December 31, 2012, were $683.9 million, an increase of $11.3 million, or 1.7%, from $672.6 million at December 31, 2011.  Excluding the reduction in brokered certificates of deposit of $1.6 million, retail deposits increased $12.9 million, or 1.9%.  Borrowings from the Federal Home Loan Bank, totaling $4.0 million were repaid during early 2012.  Securities sold under agreements to repurchase, the sole component of borrowings at December 31, 2012, decreased by $169,000 from year-end 2011.  The Company’s loan-to-asset ratio decreased from 59.8% at December 31, 2011, to 54.6% at December 31, 2012, principally reflecting an increase in loan repayments over loan production, combined with $5.8 million of gross charge-offs and the transfer of $7.4 million of portfolio loans to foreclosed assets during 2012.

As noted above, during 2012, gross loans decreased $31.2 million, or 7.5%.  The reduction in loans included declines totaling $18.1 million, or 20.8%, in construction and land development loans, $11.7 million, or 24.9%, in commercial and industrial loans, $119,000, or 4.0%, in consumer loans, $11.2 million, or 7.1%, in commercial real estate loans, and $2.8 million, or 9.8%, in home equity loans, offset by an increase of  $12.5 million, or 14.5%, in first liens on 1-4 family residential properties, excluding mortgage loans held for sale.  Overall growth plans for the Bank have been purposely slowed in response to the Consent Order and Written Agreement, the Bank’s asset quality deterioration, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements.  Until the Bank’s capital levels are restored, the Bank is prohibited from increasing its assets.  The Company may achieve capital restoration through a capital raise, reducing the size of the Company’s consolidated balance sheet, or a combination of the two methods.  Management and the Board continue to pursue plans to achieve and maintain the regulatory directed capital levels.  Given the state of the current equity markets, our ability to raise capital in the foreseeable future and remain an independent institution is unknown.

Investment securities increased during the period by $55.4 million, or 27.8%.  At December 31, 2012, cash and cash equivalents increased by $1.3 million, compared with December 31, 2011.  Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks, balances due from the Federal Reserve Bank and available-for-sale investment securities totaled $292.5 million at December 31, 2012, constituting 41.2% of total assets.  This compares with $232.8 million, or 33.3% of total assets, at year-end 2011.  Proceeds from investment security sales and increased customer deposits, along with proceeds from secondary market mortgage loan sales and loan repayments continue to boost cash on deposit with the Federal Reserve Bank, providing sufficient liquidity to fund investment security purchases, combined with providing liquidity to meet depositor needs.

Foreclosed real estate decreased from $19.3 million at December 31, 2011, to $9.8 million at December 31, 2012, as the Company managed a larger volume of foreclosed real estate through the final disposition process.

Other assets decreased from $2.3 million at December 31, 2011, to $980,000 at December 31, 2012, as a result of the disposition of all the Company’s repossessed assets.  At December 31, 2011 repossessed assets totaled $1.6 million and consisted of three aircraft.

Deposits increased $11.3 million during 2012, during which time the composition of the Bank’s deposits shifted from certificates of deposit toward core transaction accounts, including checking, savings, and money market accounts.  At year-end 2012, noninterest-bearing demand accounts had increased $9.1 million, or 11.8%, to $86.0 million.  Other transaction accounts, including NOW, money market and savings accounts increased $45.8 million, or 17.9%.  At December 31, 2012, transaction accounts accounted for 56.7% of the Company’s total deposits, compared to 49.5% at December 31, 2011.  Certificates of deposit under $100,000 decreased $25.9 million, or 15.2%, while certificates of deposit over $100,000 decreased $17.7 million, or 10.5%.  The decrease in certificates of deposits was attributable to shifting customer preferences to maintain funds in more liquid accounts, such as the money market and savings accounts.  Brokered certificates of deposit totaled $937,000 at December 31, 2012, and were comprised entirely of internet certificates of deposit, compared to $2.6 million at December 31, 2011.  Management’s funding strategy remains centered around balanced growth in deposits generated through the Company’s retail branch network, supplemented through the selective use of permissible wholesale funding when such sources present a lower cost alternative to certificates of deposit pricing in the local markets in which the Company operates.  Under the Consent Order, and as a consequence of the Bank’s reduced capital levels, the Company may not attract, renew, or rollover brokered certificates of deposit, unless it first receives an appropriate waiver from the FDIC.  Accordingly, as existing brokered certificates of deposit mature, funds are being returned to the depositors.

Stockholders’ equity increased by $1.1 million, or 6.2%, during 2012, primarily as a result of the Company’s net income for the period.  At December 31, 2012, the Company’s capital ratios classified it as a “significantly undercapitalized” institution by regulatory measures.

Results of Operations

Summary

For 2012, the Company recorded net income of $1.3 million, representing an increase of $21.7 million as compared with a net loss of $20.5 million for 2011.  Net income available to common stockholders, after the effect of preferred stock dividend requirements, was $249,000 for 2012, or $0.05 per diluted share, compared with a net loss available to common stockholders of $21.5 million, or $(4.18) per diluted share, for 2011.  The increase in net income in 2012 was driven principally by a lower provision for loan losses of $10.5 million, coupled with a decrease in income tax expense of $9.4 million.  Also contributing to the change was an increase in noninterest income of $1.4 million and a decrease in noninterest expense of $914,000, partially offset by a decrease in net interest income of $512,000.  The Company recorded no income tax expense during 2012, due to the establishment of a full valuation allowance against its deferred tax asset at year-end 2011.  For 2011, the Company recorded income tax expense of $9.4 million based on a pre-tax book loss of $11.1 million.  Contributing to the income tax expense in the 2011 period was a provision of $12.9 million to increase the valuation allowance the Company maintains against its deferred tax asset.

For 2012, the Company’s net interest margin decreased to 2.98%, compared with 3.06% for 2011, primarily as a result of an asset shift from higher yielding loans to lower yielding investment securities.  As a result of the decline in the Company’s net interest margin, net interest income decreased $512,000 from $20.5 million for 2011 to $20.0 million for 2012 due to the adverse impact of nonaccrual loans and historically low interest rates.  Noninterest income for 2012, which primarily includes income from service charges on deposit accounts, mortgage services revenue, and gains on sale of securities sold, increased to $10.1 million, compared to $8.7 million recorded during 2011, principally due to mortgage services revenue, which totaled $2.5 million, compared to $2.0 million in 2011 and gains on sale of securities sold, which totaled $3.0 million in 2012, compared to $2.5 million in 2011.  Noninterest expense decreased $914,000 to $23.5 million for 2012, compared with $24.4 million for 2011.  Decreased problem asset management costs, including holding costs of and losses on the sale of other real estate owned and repossessed assets and loan related expense were partially offset by increased salaries and benefit expense and deposit insurance premiums.  The duration and severity of the current recession continue to have a substantial impact on the Company’s performance.  This increase in deposit insurance premiums is attributable to increased customer deposits and a higher year-over-year assessment rate based on the Bank’s capital and asset quality measures.  Strong cost control efforts continue to account for the moderate declines in a majority of operating expense categories.

Net Interest Income

The primary component of earnings for the Company is net interest income.  Net interest income is defined as the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on deposits and borrowings.  Changes in net interest income result from changes in volume, spread, and margin.  For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and “margin” refers to net interest income divided by average interest-earning assets.  Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-earning assets and noninterest-bearing liabilities.  During 2012 and 2011, average interest-earning assets were $671.3 million and $669.6 million, respectively.

The components of the decrease in net interest income for 2012 were a decrease in interest income of $2.3 million, or 8.3%, which was partially offset by a decrease in interest expense of $1.8 million, or 24.0%.  Interest on loans decreased by $3.0 million, or 13.0%, as a result of significantly reduced balances from loan repayments and lower yields on the loan portfolio.  Nonaccrual loans averaged $31.7 million in 2012, compared to $45.9 million in 2011 and the foregone interest on these loans decreased from $2.8 million in 2011 to $1.9 million in 2012.  The Bank reduced its deposit offering rates across all account categories during 2012 to ensure the Bank’s rates were priced competitively with market rates, in the generally declining rate environment of 2012.  Interest on deposits decreased by $1.8 million, or 23.8%, primarily due to the across-the-board rate reductions and the downward repricing of the Bank’s higher-costing time deposits during 2012, combined with a reduction in average balances, as customers moved their funds from maturing certificates of deposit into more liquid transactional accounts, such as savings and money market accounts, to maintain flexibility in their reinvestment options.

The Company’s net interest margin decreased from 3.06% for 2011 to 2.98% for 2012, primarily as a result of a shift in the composition of assets from higher-yielding loans to lower-yielding investment securities.  Average interest-earning assets for 2012 increased $1.7 million, or 0.3%, as compared to 2011.  Components of the decrease in margin were a 36 basis point decrease in the average yield on earning assets to 3.83%, partially offset by a 30 basis point reduction in the average cost of funds to 0.94%.  A shift in the composition of assets most notably contributed to the decrease in net interest income for 2012.  The Company’s decision to build and maintain a significant liquidity position in an uncertain regulatory and economic environment continues to have an adverse impact on the net interest margin.  The net interest margin will also be negatively affected if the economic environment remains sluggish, loan originations slow further, and nonaccrual loans continue at elevated levels.  Management strives to maintain a high interest-earning asset ratio, so as to maximize net interest income.  To that end, management targets an earning-asset ratio at or above 93%.  For 2012, that ratio was 94.2%, compared to 93.1% for 2011.

Average Balances, Income and Expenses, and Rates.  The following table sets forth certain information related to our average balance sheet and our average yields on earning assets and average costs of interest-bearing liabilities.  Such yields are derived by dividing income or expense by the average daily balance of the corresponding assets or liabilities.

Average Balances and Net Interest Income
(dollars in thousands)
	For the Year
	2012			2011			2010
	Average Daily Balance	Interest		Average Daily Balance	Interest		Average Daily Balance	Interest
		Income/	Average Rate		Income/	Average Rate		Income/	Average Rate
		Expense(1)(2)(3)			Expense(1)(2)			Expense(1)(2)
Interest-earning assets
Loans and loans held for sale	$401,427	$20,332	5.06%	$462,885	$23,368	5.05%	$527,650	$27,588	5.23%
Investment securities	234,104	5,260	2.25%	164,841	4,500	2.73%	129,877	2,884	2.22%
Due from Federal Reserve Bank	31,777	77	0.24%	35,760	84	0.23%	88,996	208	0.23%
Interest-earning bank deposits	4,020	41	1.02%	6,151	76	1.24%	3,888	56	1.44%
Total interest-earning assets	671,328	25,710	3.83%	669,637	28,028	4.19%	750,411	30,736	4.10%

Noninterest-earning assets:
Cash and due from banks	13,018			15,968			11,867
Property and equipment	4,672			5,421			5,440
Interest receivable and other	23,438			28,199			16,690
Total noninterest-earning assets	41,128			49,588			33,997
Total assets	$712,456			$719,225			$784,408

Interest-bearing liabilities
NOW accounts	66,596	132	0.20%	64,312	187	0.29%	62,062	205	0.33%
Money markets	58,216	437	0.75%	51,299	522	1.02%	47,085	583	1.24%
Savings deposits	157,958	1,247	0.79%	123,899	1,277	1.03%	101,829	1,118	1.10%
Retail time deposits	320,920	3,852	1.20%	332,197	4,906	1.48%	345,906	6,906	2.00%
Wholesale time deposits	1,390	36	2.59%	28,561	595	2.08%	64,899	1,056	1.63%
Federal funds purchased and securities sold under agreements to repurchase
	481	1	0.26%	910	6	0.66%	1,096	8	0.73%
Other borrowings	22	-	0.53%	3,952	18	0.46%	46,617	415	0.89%
Total interest-bearing liabilities	605,583	5,705	0.94%	605,130	7,511	1.24%	669,494	10,291	1.54%

Noninterest-bearing liabilities:
Demand deposits	82,589			72,792			66,027
Interest payable and other	4,772			4,691			6,170
Total noninterest-bearing liabilities	87,361			77,483			72,197
Total liabilities	692,944			682,613			741,691

Stockholders' equity	19,512			36,612			42,717
Total liabilities and stockholders' equity	$712,456			$719,225			$784,408

Net interest income and interest rate spread		$20,005	2.89%		$20,517	2.95%		$20,445	2.56%

Net yield on average interest-earning assets			2.98%			3.06%			2.72%

Ratio of average interest-earning assets to average interest-bearing liabilities
	110.86%			110.66%			112.09%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.
(3) For amounts less than or equal to $1, yields are calculated using actual interest income and actual average assets not rounded values.

Rate/Volume Analysis.  The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar change in both.

Volume and Rate Variance Analysis
(in thousands)
	2012 vs 2011			2011 vs 2010
	Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and loans held for sale	$(3,113)	$77	$(3,036)	$(3,295)	$(925)	$(4,220)
Investment securities	1,655	(895)	760	873	743	1,616
Due from Federal Reserve Bank	(7)	-	(7)	(124)	-	(124)
Interest-bearing bank deposits	(23)	(12)	(35)	29	(9)	20
Total interest income	(1,488)	(830)	(2,318)	(2,517)	(191)	(2,708)

Interest expense:
NOW accounts	$6	$(61)	$(55)	$7	$(25)	$(18)
Money markets	64	(149)	(85)	49	(110)	(61)
Savings deposits	307	(337)	(30)	231	(72)	159
Retail time deposits	(162)	(892)	(1,054)	(264)	(1,736)	(2,000)
Wholesale time deposits	(676)	117	(559)	(702)	241	(461)
Federal funds purchased and securities
sold under agreements to repurchase	(2)	(3)	(5)	(1)	(1)	(2)
Other borrowings	(9)	(9)	(18)	(259)	(138)	(397)
Total interest expense	(472)	(1,334)	(1,806)	(939)	(1,841)	(2,780)
Net increase (decrease) in net interest income	$(1,016)	$504	$(512)	$(1,578)	$1,650	$72

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

Provision for loan losses for 2012 totaled $5.3 million, a decrease of $10.5 million, compared with $15.8 million for 2011.  The reduction in the provision for loan losses is reflective of both the overall reduction in problem loans and the stabilization, for the most part, of the real estate values collateralizing our problem loans.  Higher provisioning in future quarters may occur if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values decline.

Noninterest Income

Noninterest income increased to $10.1 million for 2012, compared to $8.7 million for 2011, representing an increase of $1.4 million, or 16.4%.  The principal components of this increase were increased mortgage services revenue and net gains on sales of investment securities.  Mortgage service revenue contributed $2.5 million to noninterest income for 2012, compared to $2.0 million for 2011, with the increase in revenue resulting from higher production and sales of residential mortgage loans to the secondary market.  During 2012, the Company sold $119.4 million of investment securities to recognize $3.0 million in gains inherent in the portfolio and to mitigate the risk of a decline in the fair value of the portfolio should market interest rates fluctuate.  During 2011, sales of investment securities totaled $94.2 million with recorded gains of $2.5 million.  Deposit service charges remained relatively constant at $1.4 million for 2012.  Also contributing to noninterest income for the period were USDA/SBA loan sale and servicing revenue, which contributed $725,000 in 2012 and $629,000 in 2011.  The Company may be unable to generate mortgage services revenue, gains on sales of investment securities, and USDA/SBA loan sale and servicing revenue in 2013, at levels comparable to those earned for this past year.  Such performance will be significantly affected by changes in market interest rates, the regulatory environment, and competition.

The following table is a comparative analysis of the components of noninterest income for 2012 and 2011.

Noninterest Income
(in thousands)
	For the Year
	2012	2011
Service charges on deposit accounts	$1,419	$1,484
Mortgage services revenue	2,538	1,980
Other service charges and fees	574	614
Increase in cash surrender value of life insurance	374	435
Gain on sale of investment securities, net	2,965	2,458
USDA/SBA loan sale and servicing revenue	725	629
Other income	1,487	1,062
Total	$10,082	$8,662

Noninterest Expense

Noninterest expense includes all of the operating costs of the Company, excluding interest, provision, and tax expense.  Noninterest expense totaled $23.5 million in 2012, down $914,000, or 3.7%, from $24.5 million in 2011.  Salaries and benefit expense for 2012 increased $834,000 over the 2011 period, principally due to higher commission expense related to the Company’s increased residential mortgage loan originations and sales, combined with a nonrecurring reduction in retirement benefits expense during 2011.  Loan related expense decreased $1.3 million from 2011, primarily due to the Company’s purchase of another member’s interest in an investment in real estate for $850,000, which is included in 2011 loan related expense.  Problem asset management costs, including holding costs of and losses on the sale of other real estate owned and repossessed assets, totaled $4.0 million, compared to $4.5 million in 2011.  The increase in deposit insurance premiums of $286,000 is attributable to a higher year-over-year assessment rate based on the Bank’s capital and asset quality measurements, along with increased customer deposits.  The Bank’s financial condition also led to the $189,000 year-over-year increase in corporate insurance expense.

The following table presents a comparison of the components of noninterest expense for 2012 and 2011.

Noninterest Expense
(in thousands)
	For the Year
	2012	2011
Salaries and employee benefits	$9,958	$9,124
Occupancy	1,370	1,280
Equipment	898	934
Advertising	235	242
Data processing and telecommunications	1,910	2,112
Deposit insurance premiums	2,477	2,191
Professional fees	404	383
Printing and supplies	113	151
Foreclosed assets	4,002	4,499
Dues and subscriptions	148	180
Postage	193	187
Loan legal	368	434
Loan appraisal	114	334
Other loan and real estate related expense	189	1,179
Corporate insurance	387	198
Other	775	1,027
Total	$23,541	$24,455

Income Taxes

The Company recorded no income tax expense during 2012, as it maintains a full valuation allowance against its deferred tax asset.  During 2011, the Company recorded income tax expense of $9.4 million based on a pre-tax loss of $11.1 million.  Included in the income tax expense for 2011 was a provision of $12.9 million to increase the valuation allowance.  See further discussion in Note 13 to the Company’s consolidated financial statements.

Liquidity

A function of the Bank’s Asset/Liability Management Committee is evaluating the current liquidity of the Bank and identifying and planning for future liquidity needs.  Such needs primarily consist of ensuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities.  Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities.  On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB), as well as the ability to generate funds through the issuance of long-term debt and equity.  The Bank’s “on balance sheet” liquidity ratio was 37.3% at December 31, 2012.  Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs.  The Company, however, has limited sources of revenue, and the Written Agreement and Consent Order do not permit the payment of dividends by the Bank to the Company.  Without this primary source of revenue from the Bank, the Company expects to continue to defer the payment of dividends on its preferred stock.

Total deposits were $683.9 million at December 31, 2012, up from $672.6 million at December 31, 2011.  Deposit growth and retention within the Company’s retail branch bank network was sufficient to meet the Company’s funding requirements during 2011 and 2012.  In prior years, the Company used brokered deposits as a supplemental liquidity source.  The Consent Order prohibits the Bank from soliciting and accepting additional brokered certificates of deposit (including the renewal of existing brokered certificates of deposit) without prior approval from the FDIC and limits the rates the Bank can offer on its deposit products.  At December 31, 2012, brokered deposits totaled $937,000, compared to $2.6 million at December 31, 2011.  It is expected sufficient funds will be available from cash on hand, investment security repayments, and loan repayments to fund maturities of certificates of deposit.  At December 31, 2012, time deposits represented 43.3% of the Bank’s total deposits, compared to 50.5% at December 31, 2011.  Certificates of deposit of $100,000 or more represented 22.2% of the Bank’s total deposits at December 31, 2012, down from 25.2% at year-end 2011.  Management believes a sizeable portion of the Bank’s certificates of deposit are relationship-oriented, and based upon prior experience, anticipates a substantial portion of outstanding certificates of deposit will renew upon maturity, or be retained in other deposit products at the Bank.  Deposit retention is also influenced by limits on the rates the Bank can offer.

Borrowings from the FHLB of $4.0 million at December 31, 2011 were repaid in early 2012.  The remaining borrowing at December 31, 2012, was securities sold under agreements to repurchase, which totaled $436,000, down from $605,000 at December 31, 2011.  Additional collateral could be provided to increase the borrowing line at the FHLB if additional liquidity is needed.  Secured borrowings lines with two financial institutions totaling $12.0 million are also available to meet liquidity needs.

Capital Resources

At December 31, 2012 and 2011, the Company’s equity totaled $19.7 million and $18.5 million, respectively.  The $1.2 million increase in equity is primarily attributable to the Company’s 2012 net income.  The Company’s equity-to-assets ratio on those dates was 2.8% and 2.6%, respectively.  The Company is subject to minimum capital requirements, which are further discussed in “PART 1, Item 1 – Business — Supervision and Regulation.”

All capital ratios categorize the Company as “significantly undercapitalized” by regulatory measures at December 31, 2012.  The Company’s regulatory capital ratios as of that date consisted of a leverage ratio of 2.64%, a Tier I risk-based capital ratio of 4.85%, and a total risk-based capital ratio of 6.11%.  At December 31, 2011, these ratios were 2.48%, 4.14%, and 5.41%, respectively.  Pursuant to the Consent Order and Written Agreement, the Company and the Bank are required to develop and adopt a plan for achieving and maintaining capital ratios in excess of the minimum thresholds for the Bank to be well-capitalized, specifically Tier 1 capital of at least 8% of total assets and a total risk-based capital ratio of at least 12%.  Given the current state of the equity markets, our ability to raise capital in the foreseeable future and remain an independent institution is unknown.

Note 17 to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of December 31, 2012 and 2011.

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

Management has chosen to restrict the level of credit risk in the Company’s investment portfolio and as such it is comprised primarily of debt and mortgage-backed securities issued by agencies of the United States and government-sponsored enterprises.  Management expects to continue this practice for the foreseeable future.  Furthermore, management has historically chosen to maintain a relatively short duration with respect to the investment portfolio as a whole.  Because of the Federal Reserve’s stance of maintaining interest rates at the current low levels through mid-2015, during 2012, the Bank purchased mainly callable U.S. government agency securities, with longer stated maturities, but which are expected to be called in the current rate environment.  While this strategy has resulted in an improvement in portfolio yield, it has generally increased the market price volatility and consequently, potential mark-to-market charges against the Company’s capital.

We use a simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model measures the impact on net interest income relative to a base-case scenario of hypothetical fluctuations in interest rates over the upcoming 12 and 24-month periods.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing, and the repricing and maturity characteristics of the existing and projected consolidated balance sheets.  Other interest rate related risks, such as prepayment, basis, and option risk, are also considered in the model.

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

As of December 31, 2012, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 200, 300 and 400 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates as of December 31, 2012.  Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant.  However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements.  Therefore, management’s assumptions may or may not prove valid.  No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.  Although measured, we believe the downward movements included below are neither realistic nor anticipated in the current historically low interest rate environment and the monetary policy stance the Federal Reserve has taken regarding maintaining interest rates at the current low levels through mid-2015.

	Percentage Change in Net Interest Income from Base
	Immediate Shock		Gradual Ramp
Interest Rate Scenario (1)	12 Months	24 Months	12 Months	24 Months

Up 400 basis points	18.1%	13.7%	10.8%	17.5%
Up 300 basis points	16.0%	13.8%	9.0%	15.2%
Up 200 basis points	12.8%	12.6%	8.3%	13.5%
Base	-	-	-	-
Down 200 basis points	-22.4%	-31.4%	-9.4%	-21.2%
Down 300 basis points	-32.4%	-45.1%	-10.8%	-27.3%
Down 400 basis points	-32.5%	-45.3%	-14.1%	-33.5%

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

Lending Activities

General

The Company provides a full range of short to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured through conventional products and government guaranteed lending programs.  The Company’s loan policies and procedures establish the basic guidelines governing its lending operations.  Generally, the guidelines address the types of loans the Company seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations.  All loans or credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness to the Company, including the indebtedness of any guarantor.  The policies are reviewed and approved at least annually by the Board of Directors of the Company.  The Company supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners, as well as by third-party professionals experienced in loan review work.  The Company has focused its portfolio lending activities on typically higher yielding commercial, construction, and consumer loans.  The Company also originates one-to-four family mortgages that are typically sold into the secondary market.

The following tables provide additional information regarding the Company’s loan portfolio as of December 31 of each year indicated.  The “Loan Summary” table provides an analysis of the composition of the loan portfolio by type of loan.  The “Loan Maturity Schedule” presents (i) the aggregate contractual maturities of commercial, industrial and commercial mortgage loans and of real estate constructions loans and (ii) the aggregate amounts of such loans by variable and fixed rates as of December 31, 2012.

Portfolio Loan Summary (1)
(dollars in thousands)
	December 31
	2012		2011		2010		2009		2008
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Construction & land development	$68,954	17.8%	$87,080	20.8%	$114,532	23.6%	$150,163	27.2%	$165,017	28.5%
1-4 family residential	126,468	32.6%	117,025	27.9%	120,217	24.7%	118,321	21.4%	116,365	20.1%
Multifamily	6,292	1.6%	5,818	1.4%	6,417	1.3%	7,410	1.3%	9,018	1.6%
Farmland	-	-%	-	-%	965	0.2%	-	-%	-	-%
Nonfarm, nonresidential	147,894	38.2%	159,120	38.0%	173,326	35.7%	194,337	35.1%	193,010	33.4%
Total real estate	349,608	90.2%	369,043	88.1%	415,457	85.5%	470,231	85.0%	483,410	83.6%
Commercial & industrial	35,182	9.1%	46,873	11.2%	66,254	13.6%	76,992	13.9%	88,471	15.3%
Consumer	2,867	0.7%	2,986	0.7%	4,484	0.9%	5,790	1.1%	6,505	1.1%
Total	$387,657	100.0%	$418,902	100.0%	$486,195	100.0%	$553,013	100.0%	$578,386	100.0%

(1) Excluding loans held for sale

To assist with liquidity management and to comply with the Bank’s legal lending limit, we sell the guaranteed portion of certain of our SBA loans in the secondary market, yet we retain the rights to service these loans.  At the time the loan is sold, we recognize a loan servicing asset and thereafter, we recognize monthly service fee income, net of servicing asset amortization.  During 2012 and 2011, the guaranteed portion of SBA loans sold totaled $5.9 million and $7.6 million, respectively.  Gains of $697,000 and $565,000 were recognized on these sales during 2012 and 2011, respectively.  Loans serviced for others totaled $22.8 million and $18.7 million at December 31, 2012 and 2011, respectively, and the associated loan servicing asset was $280,000 and $272,000 at December 31, 2012 and 2011, respectively.  Servicing income, net of amortization, totaled $28,000 and $64,000 during 2012 and 2011, respectively.

Loan Maturity Schedule
(in thousands)
	December 31, 2012
		Due After One
	Due Within	Year But Within	Due After
	One Year	Five Years	Five Years	Total
By loan type
Construction and development	$25,287	$34,073	$9,594	$68,954
1-4 family residential	16,089	21,577	88,802	126,468
Multifamily	312	3,280	2,700	6,292
Nonfarm, non residential	31,443	75,672	40,779	147,894
Total real estate	73,131	134,602	141,875	349,608
Commercial and industrial	6,755	21,320	7,107	35,182
Consumer	1,380	1,399	88	2,867
Total loans	$81,266	$157,321	$149,070	$387,657

By interest rate type
Fixed rate loans	$35,437	$50,898	$64,108	$150,443
Variable rate loans	45,829	106,423	84,962	237,214
Total loans	$81,266	$157,321	$149,070	$387,657

Commercial and Industrial Loans

Commercial business lending is one component of the Company’s lending activities.  At December 31, 2012, the Company’s commercial and industrial loan portfolio equaled $35.2 million, or 9.1% of total loans, as compared with $46.9 million, or 11.2% of total loans at year-end 2011.  Commercial and industrial loans include both secured and unsecured loans for working capital, expansion, and other business purposes.  Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment.  The Company also makes term commercial loans secured by equipment and real estate.  Lending decisions are based on an evaluation of the financial strength, management, and credit history of the borrower, and the quality of the collateral securing the loan.  With few exceptions, the Company requires personal guarantees and secondary sources of repayment for commercial and industrial loans.

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

Asset Quality

Over the course of the past several years, credit quality has deteriorated as real estate markets have been hit with slowing sales and declining prices.  The market in which the Company operates has also been affected by such downturns, albeit more recently real estate values in our market appear to have stabilized, for the most part.  The longer the current real estate market downturn persists, or real estate values fail to materially improve, the more vulnerable sales volume and prices become.

Although management believes the Company appropriately reserved for our problem assets at year-end 2012, we nonetheless continue to experience the effects of asset devaluation in our markets as the economy and businesses struggle to recover, albeit at a significantly reduced frequency and severity than we experienced in recent years.  We have allocated significant resources toward expeditious resolution of our nonperforming loans and those assets we have foreclosed upon.  We anticipate there may be some additional provisioning and charge-offs during 2013 to stay ahead of this resolution process.  At December 31, 2012, nonperforming assets were $38.4 million, down $16.3 million, or 29.8%, from $54.7 million at December 31, 2011, principally as a result of the movement of troubled assets through the disposition process.  As a percentage of period-end portfolio loans and foreclosed assets, nonperforming assets were 9.66% at December 31, 2012, versus 12.43% at year-end 2011.  The allowance for loan losses as a percentage of period-end portfolio loans increased to 2.76% at December 31, 2012, from 2.54% at December 31, 2011.  As of December 31, 2012, loans 30-89 days past due were $1.7 million, or 0.44% of portfolio loans, compared to $6.2 million, or 1.49% of portfolio loans at December 31, 2011.  There can be no assurance past due loans will remain at the current level in 2013.

The provision for loan losses was $5.3 million for 2012, compared to $15.8 million for 2011, while net charge-offs were $5.2 million in 2012, compared to net charge-offs of $21.4 million in the 2011 period.  The charge-offs in each period resulted principally from recognition of losses previously reserved for as these loans were worked through the Bank’s asset resolution process.  In addition, as part of this resolution process, management provides for additional losses through increases to its allowance for loan losses.

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

Nonperforming Assets
(dollars in thousands)
	December 31
	2012	2011	2010	2009	2008
Nonaccrual loans	$28,565	$33,720	$37,799	$32,792	$10,008
Loan past due 90 or more days and still accruing interest	-	-	5	-	-
Total nonperforming loans	28,565	33,720	37,804	32,792	10,008
Foreclosed real estate	9,821	19,333	7,314	1,665	645
Repossessed assets	-	1,617	7	-	1,423
Total nonperforming assets	$38,386	$54,670	$45,125	$34,457	$12,076

Allowance for loan losses	$10,690	$10,650	$16,191	$28,231	$9,013

Nonperforming loans to period end loans,
excluding loans held for sale	7.37%	8.05%	7.78%	5.93%	1.73%

Allowance for loan losses to period end loans,
excluding loans held for sale	2.76%	2.54%	3.33%	5.10%	1.56%

Nonperforming assets as a percentage of:
Loans and foreclosed assets	9.66%	12.43%	9.14%	6.21%	2.09%
Total assets	5.40%	7.81%	6.23%	4.35%	1.71%

Ratio of allowance for loan losses to nonperforming loans	37.4%	31.6%	42.8%	86.1%	90.1%

Included in foreclosed real estate at December 31, 2011, was a $6.4 million asset, which was disposed of during 2012.  Further discussion is contained in Note 8 to the accompanying consolidated financial statements.

Troubled Debt Restructurings (TDRs)

On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreements, has been demonstrated over several payment cycles.  Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions.  Restructured loans totaled $21.8 million at December 31, 2012, compared to $40.2 million at December 31, 2011, of which $4.8 million and $15.8 million were accruing interest at the respective period ends.  Restructured loans not accruing interest are included in nonaccrual loans in the above table.  The decrease in restructured loans resulted from decreased demand for modifications or renewals of loans in 2012, versus 2011, a year in which many borrowers experienced financial challenges, combined with $11.5 million of loans restructured prior to 2012, which were removed from this classification after having demonstrated satisfactory repayment performance.

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

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio.  We use a rolling 16-quarter look-back period when computing historical annualized loss rates.  We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors.  Qualitative factors we considered in the determination of the December 31, 2012, allowance for loan losses included pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development).  Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors.  The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

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

We believe the allowance for loan losses at December 31, 2012, is appropriate and adequate to cover probable inherent losses in the loan portfolio.  However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which was not known to us at the time of the issuance of our consolidated financial statements.  Therefore, our assumptions may or may not prove valid.  Thus, there can be no assurance loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required.  Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses.  Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

The following table presents the allocation of the allowance for loan losses at the end of each of the last five years.  The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown.

Allocation of the Allowance for Loan Losses
(dollars in thousands)
	December 31
	2012		2011		2010		2009		2008
		Percent		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total		of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
Construction & land development	$5,503	17.8%	$6,463	20.8%	$8,499	23.6%	$15,454	27.2%	$3,481	28.5%
1-4 family residential	2,142	32.6	1,553	27.9	4,371	24.7	5,010	21.4	1,942	20.1
Multifamily	45	1.6	52	1.4	35	1.3	27	1.3	51	1.6
Farmland	-	-	-	-	12	0.2	-	-	-	-
Nonfarm, nonresidential	1,976	38.2	1,277	38.0	1,798	35.7	3,232	35.1	1,729	33.4
Total real estate loans	9,666	90.2	9,345	88.1	14,715	85.5	23,723	85.0	7,203	83.6
Commercial & industrial	817	9.1	1,182	11.2	1,412	13.6	3,964	13.9	1,550	15.3
Consumer	107	0.7	92	0.7	64	0.9	183	1.1	65	1.1
Unallocated	100	-	31	-	-	-	361	-	195	-
Total	$10,690	100.0%	$10,650	100.0%	$16,191	100.0%	$28,231	100.0%	$9,013	100.0%

The following table summarizes information regarding changes in the Company’s allowance for loan losses for the following years ended December 31.

Loan Loss and Recovery
(dollars in thousands)
	For the Year
	2012	2011	2010	2009	2008
Balance at beginning of year	$10,650	$16,191	$28,231	$9,013	$7,571
Provision for loan losses	5,276	15,815	12,462	29,940	6,520
Charge-offs
Construction & land development	2,272	9,537	16,008	5,746	1,556
1-4 family residential	2,059	4,918	3,043	2,643	623
Multifamily	-	-	184	-	-
Nonfarm, non residential	830	2,035	812	543	-
Total real estate	5,161	16,490	20,047	8,932	2,179
Commercial & industrial	597	5,098	4,706	1,953	2,875
Consumer	69	48	475	102	53
Total charge-offs	5,827	21,636	25,228	10,987	5,107
Recoveries
Construction & land development	216	92	411	108	6
1-4 family residential	95	12	34	126	-
Nonfarm, non residential	26	8	4	-	-
Total real estate	337	112	449	234	6
Commercial & industrial	246	154	249	27	6
Consumer	8	14	28	4	17
Total recoveries	591	280	726	265	29
Net charge-offs	5,236	21,356	24,502	10,722	5,078
Balance at end of year	$10,690	$10,650	$16,191	$28,231	$9,013

Average loans, excluding loans held for sale	$396,246	$458,578	$520,662	$575,671	$566,412
Period end loans, excluding loans held for sale	$387,657	$418,902	$486,195	$553,013	$578,386
Net charge-offs to average loans,
excluding loans held for sale	1.32%	4.66%	4.71%	1.86%	0.90%
Allowance for loan losses to period end loans,
excluding loans held for sale	2.76%	2.54%	3.33%	5.10%	1.56%

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

Available-for-Sale Securities Composition
(in thousands)
	December 31
	2012	2011	2010
U.S. government agencies	$39,069	$18,215	$5,323
Government-sponsored enterprises	167,913	86,735	44,039
Mortgage-backed securities	46,847	90,535	81,052
Total	$253,829	$195,485	$130,414

Held-to-Maturity Securities Composition
(in thousands)
	December 31
	2012	2011	2010
States and political subdivisions	$-	$2,917	$2,765
Other debt securities	1,250	1,250	-
Total	$1,250	$4,167	$2,765

The following table summarizes the amortized cost, fair value, and weighted-average yield of securities by contractual maturity groups.

Available-for-Sale Investment Securities
(dollars in thousands)
	December 31, 2012
	Amortized	Fair
	Cost	Value	Yield (1)
U. S. Government agencies
Due within one year	$76	$76	0.64%
Due after one but within five years	-	-	-
Due after five but within ten years	3,149	3,139	2.05
Due after ten years	35,511	35,854	2.20
	38,736	39,069	2.20

Government-sponsored enterprises
Due within one year	-	-	-
Due after one but within five years	-	-	-
Due after five but within ten years	59,390	59,721	2.28
Due after ten years	107,928	108,192	2.37
	167,318	167,913	2.34

Mortgage-backed securities
Due within one year	-	-	-
Due after one but within five years	-	-	-
Due after five but within ten years	-	-	-
Due after ten years	46,738	46,847	1.77
	46,738	46,847	1.77

Total
Due within one year	76	76	0.64
Due after one but within five years	-	-	-
Due after five but within ten years	62,539	62,860	2.26
Due after ten years	190,177	190,893	2.20
	$252,792	$253,829	2.21%
(1) Yields are calculated based on amortized cost

Held to Maturity Securities
(dollars in thousands)
	December 31, 2012
	Amortized	Fair
	Cost	Value	Yield (1)
Other debt securities
Due within one year	$-	$-	-%
Due after one but within five years	-	-	-
Due after five but within ten years	1,250	1,250	4.04
Due after ten years	-	-	-
	$1,250	$1,250	4.04%

Total
Due within one year	$-	$-	-%
Due after one but within five years	-	-	-
Due after five but within ten years	1,250	1,250	4.04
Due after ten years	-	-	-
	$1,250	$1,250	4.04%
(1) Yields are calculated based on amortized cost

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account.  At December 31, 2012, there were no securities of any issuer (other than governmental agencies or government-sponsored enterprises) that exceeded 10% of the Company’s stockholders’ equity.

Sources of Funds

Deposit Activities

The Bank provides a range of deposit services, including noninterest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts, IRAs, and certificates of deposit.  These accounts generally earn interest at rates established by management based on asset/liability planning, earnings budgets, competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits.  Management believes one of the primary keys to the long-term success of the Company is the acquisition of demand deposit accounts and other transaction accounts.  Accordingly, we strive to establish relationships with customers, which will facilitate and attract core deposits.  While certificates of deposit are certainly a significant component in the funding of the Company, management endeavors to use these instruments as an entrée into a full relationship with each customer resulting in a complete banking relationship inclusive of the customer’s transaction accounts.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the following years.

Deposits
(dollars in thousands)
	For the Year
	2012			2011			2010
	Average	% to Total	Average	Average	% to Total	Average	Average	% to Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
Interest-bearing deposits
NOW accounts	$66,596	9.7%	0.20%	$64,312	9.6%	0.29%	$62,062	9.0%	0.33%
Money market	58,216	8.4	0.75	51,299	7.6	1.02	47,085	6.9	1.24
Savings	157,958	23.0	0.79	123,899	18.4	1.03	101,829	14.8	1.10
Time deposits under $100	158,160	23.0	1.16	183,499	27.3	1.56	209,463	30.4	1.93
Time deposits of $100 or greater	164,150	23.9	1.25	177,259	26.3	1.49	201,342	29.3	1.95
Total interest-bearing deposits	605,080	88.0	0.94	600,268	89.2	1.25	621,781	90.4	1.59
Noninterest-bearing deposits	82,589	12.0	-	72,792	10.8	-	66,027	9.6	-
Total	$687,669	100.0%	0.83%	$673,060	100.0%	1.11%	$687,808	100.0%	1.43%

The following table presents information regarding maturities of certificates of deposit with balances of $100,000 or more at December 31, 2012.

Maturities of Time Deposits of $100,000 or More
(dollars in thousands)
	December 31, 2012
		Weighted
		Average
	Amount	Rate
Maturing in:
Three months or less	$35,347	1.04%
Over three months to six months	27,232	0.88%
Over six months to twelve months	51,625	0.99%
Over twelve months	37,406	1.55%
Total	$151,610	1.12%

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

The starting point for the general component of the allowance is the historical loss experience of specific types of loans.  We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual loan net charge-offs to the total population of loans in the pool.  We use a 16-quarter look-back period when computing historical annualized loss rates.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors.  Qualitative factors we considered in the determination of the December 31, 2012, allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development).  Factors evaluated may include, without limitation, changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors. The general reserve portion of the allowance for loan losses calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

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

Foreclosed Real Estate.  The value of our foreclosed real estate portfolio represents another accounting estimate that depends heavily on current economic conditions.  Foreclosed real estate is carried at fair value less estimated selling costs, establishing a new cost basis.  Fair value of such real estate is reviewed regularly and writedowns are recorded when it is determined the carrying value of the real estate exceeds the fair value less estimated selling costs.  Writedowns resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of foreclosed properties are charged against income.  Costs relating to the development and improvement of such properties are capitalized.

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

Based on our projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations as discussed below and available tax planning strategies, we have a full valuation allowance against the net deferred tax asset at December 31, 2012.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty.  While we recorded a full valuation allowance against our net deferred tax asset for financial reporting and regulatory capital purposes at December 31, 2012 and 2011, the net operating losses are able to be carried forward for income tax purposes for up to twenty years.  Thus, to the extent we return to sustained profitability and generate sufficient taxable income in the future, we will be able to use a portion of the net operating losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes.  The determination of how much of the net operating losses we will be able to use and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1st FINANCIAL SERVICES CORPORATION

 CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
1st Financial Services Corporation
Hendersonville, North Carolina

We have audited the accompanying consolidated balance sheets of 1st Financial Services Corporation and Subsidiary (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Financial Services Corporation and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses that have eroded regulatory capital ratios, and the Company’s wholly owned subsidiary, Mountain 1st Bank & Trust Company ("the Bank"), is under a regulatory Consent Order with the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks that requires, among other provisions, capital ratios to be maintained at certain heightened levels. In addition, the Company is under a Written Agreement with the Federal Reserve Bank of Richmond that requires, among other provisions, the submission and implementation of a capital plan to improve the Company and the Bank’s capital levels. As of December 31, 2012, both the Bank and the Company are considered “significantly undercapitalized” based on their respective regulatory capital levels. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans are further discussed in Note 2. These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

/s/ Elliott Davis, PLLC

Greenville, South Carolina
March 4, 2013

Index to Consolidated Financial Statements

1st Financial Services Corporation
Consolidated Balance Sheets
December 31, 2012 and 2011
	December 31
(dollars in thousands, except share and per share data)	2012	2011
Assets
Cash and noninterest-bearing bank deposits	$9,710	$15,579
Due from Federal Reserve Bank	26,503	16,170
Interest-bearing deposits with banks	2,435	5,554
Total cash and cash equivalents	38,648	37,303
Investment securities available for sale	253,829	195,485
Investment securities held to maturity (fair value of $1,250
at December 31, 2012 and $4,378 at December 31, 2011)	1,250	4,167
Restricted equity securities	3,052	3,903
Loans held for sale	5,805	8,694
Portfolio loans	387,657	418,902
Allowance for loan losses	(10,690)	(10,650)
Net portfolio loans	376,967	408,252
Bank-owned life insurance	13,326	12,952
Property and equipment, net	4,410	4,942
Accrued interest receivable	2,343	2,721
Foreclosed real estate	9,821	19,333
Other assets	980	2,273
Total assets	$710,431	$700,025

Liabilities and Stockholders’ Equity
Liabilities
Demand deposits	$85,959	$76,874
NOW accounts	71,685	66,402
Savings deposits	169,031	137,062
Money market accounts	60,868	52,349
Time deposits under $100	144,687	170,633
Time deposits of $100 and greater	151,610	169,324
Total deposits	683,840	672,644
Securities sold under agreements to repurchase	436	605
Accrued interest payable	822	1,052
Other borrowings	-	3,952
Other liabilities	5,651	3,230
Total liabilities	690,749	681,483

Commitments and Contingencies

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized;
16,369 shares issued and outstanding	16,192	15,989
Common stock, $5.00 par value; 35,000,000 shares authorized;
5,204,385 and 5,168,546 shares issued and outstanding at
December 31, 2012 and December 31, 2011, respectively	26,022	25,843
Common stock warrant	1,016	1,016
Additional paid-in capital	16,993	17,173
Retained deficit	(41,178)	(42,245)
Accumulated other comprehensive income	637	766
Total stockholders’ equity	19,682	18,542
Total liabilities and stockholders’ equity	$710,431	$700,025

See accompanying notes to consolidated financial statements

Index to Consolidated Financial Statements

1st Financial Services Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011

	For the Year
(dollars in thousands, except per share data)	2012	2011
Interest income
Loans and fees on loans	$20,332	$23,368
Investment securities	5,260	4,500
Due from Federal Reserve Bank	77	84
Interest-earning deposits with banks	41	76
Total interest income	25,710	28,028
Interest expense
Deposits	5,704	7,487
Federal funds purchased and securities sold under
agreements to repurchase	1	6
Other borrowings	-	18
Total interest expense	5,705	7,511
Net interest income	20,005	20,517
Provision for loan loss	5,276	15,815
Net interest income after provision for loan losses	14,729	4,702
Noninterest income
Service charges on deposit accounts	1,419	1,484
Mortgage services revenue	2,538	1,980
Other service charges and fees	574	614
Increase in cash surrender value of life insurance	374	435
Gains on sales of investment securities, net	2,965	2,458
USDA/SBA loan sale and servicing revenue	725	629
Other income	1,487	1,062
Total noninterest income	10,082	8,662
Noninterest expense
Salaries and employee benefits	9,958	9,124
Occupancy	1,370	1,280
Equipment	898	934
Advertising	235	242
Data processing and telecommunications	1,910	2,112
Deposit insurance premiums	2,477	2,191
Professional fees	404	383
Printing and supplies	113	151
Foreclosed assets	4,002	4,499
Dues and subscriptions	148	180
Postage	193	187
Loan legal	368	434
Loan appraisal	114	334
Other loan and real estate related expense	189	1,179
Corporate insurance	387	198
Other	775	1,027
Total noninterest expense	23,541	24,455
Income (loss) before income taxes	1,270	(11,091)
Income tax expense	-	9,388
Net income (loss)	1,270	(20,479)
Accretion of preferred stock to redemption value	203	203
Dividends on preferred stock	818	818
Net income (loss) available to common stockholders	$249	$(21,500)

Basic net income (loss) per share	$0.05	$(4.18)
Diluted net income (loss) per share	$0.05	$(4.18)
Basic weighted average shares outstanding	5,203,152	5,142,174
Diluted weighted average shares outstanding	5,203,152	5,142,174

See accompanying notes to consolidated financial statements

Index to Consolidated Financial Statements

1st Financial Services Corporation
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2012 and 2011

	For the Year
(dollars in thousands)	2012	2011
Net income (loss)	$1,270	$(20,479)
Other comprehensive income (loss), before tax
Investment securities available for sale
Change in net unrealized gains during the period	(3,304)	1,985
Reclassification adjustment included in net income (loss)	2,965	2,458
Other comprehensive income (loss), before tax	(339)	4,443
Income tax expense (benefit)
related to items of other comprehensive income (loss)	(210)	2,752
Other comprehensive income (loss), net of tax	(129)	1,691
Comprehensive income (loss)	$1,141	$(18,788)

See accompanying notes to consolidated financial statements

Index to Consolidated Financial Statements

1st Financial Services Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2012 and 2011

(dollars in thousands, except share data)								Accumulated
								Other
						Additional		Comprehensive
	Common Stock			Preferred Stock		Paid-in	Retained	Income
	Shares	Amount	Warrant	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, December 31, 2010	5,097,058	$25,485	$1,016	16,369	$15,786	$17,533	$(21,563)	$(925)	$37,332
Issuance of common stock pursuant to restricted stock plan	86,488	433	-	-	-	(433)	-	-	-
Common stock cancelled pursuant to restricted stock plan	(15,000)	(75)	-	-	-	63	-	-	(12)
Forfeiture of nonvested stock options	-	-	-	-	-	(40)	-	-	(40)
Compensation expense related to restricted stock plan	-	-	-	-	-	49	-	-	49
Compensation expense related to stock option plan	-	-	-	-	-	1	-	-	1
Accretion of preferred stock to redemption value	-	-	-	-	203	-	(203)	-	-
Net loss	-	-	-	-	-	-	(20,479)	-	(20,479)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	1,691	1,691
Balance, December 31, 2011	5,168,546	25,843	1,016	16,369	15,989	17,173	(42,245)	766	18,542
Issuance of common stock pursuant to restricted stock plan	86,488	432	-	-	-	(432)	-	-	-
Common stock redeemed	(10,097)	(50)	-	-	-	50	-	-	-
Common stock cancelled pursuant to restricted stock plan	(40,552)	(203)	-	-	-	167	-	-	(36)
Compensation expense related to stock option plan	-	-	-	-	-	35	-	-	35
Accretion of preferred stock to redemption value	-	-	-	-	203	-	(203)	-	-
Net income	-	-	-	-	-	-	1,270	-	1,270
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(129)	(129)
Balance, December 31, 2012	5,204,385	$26,022	$1,016	16,369	$16,192	$16,993	$(41,178)	$637	$19,682

See accompanying notes to consolidated financial statements

Index to Consolidated Financial Statements

1st Financial Services Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	For the Year
(dollars in thousands)	2012	2011
Cash flows from operating activities
Net income (loss)	$1,270	$(20,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	938	1,011
Provision for loan losses	5,276	15,815
Deferred income taxes	-	9,493
Amortization of premium on securities, net of discount accretion	1,323	853
Origination of held-for-sale loans	(113,623)	(86,928)
Proceeds from sales of held-for-sale loans	118,895	91,114
Net gains on sales of investment securities	(2,965)	(2,458)
Net gains on sales of USDA and SBA loans	(697)	(565)
Net gains on sales of held-for-sale loans	(2,383)	(1,854)
Net losses on sales of foreclosed real estate	12	353
Net (gains) losses on sale of repossessed assets	(66)	2
Net losses on sale or disposal of equipment	39	34
Stock compensation benefit	(1)	(2)
Writedown of foreclosed real estate	983	3,077
Writedown of repossessed assets	1,221	-
Increase in cash surrender value of bank-owned life insurance	(374)	(435)
Changes in assets and liabilities:
Accrued interest receivable	378	(365)
Other assets	(324)	862
Accrued interest payable	(230)	(813)
Other liabilities	2,495	(246)
Net cash provided by operating activities	12,167	8,469
Cash flows from investing activities
Purchases of investment securities available for sale	(304,312)	(223,157)
Sales of investment securities available for sale	122,385	96,629
Maturities of investment securities available for sale	21,439	13,703
Calls of investment securities available for sale	106,500	52,114
Purchases of investment securities held to maturity	-	(205)
Maturities of investment securities held to maturity	-	50
Purchases of restricted equity securities	(188)	(250)
Redemptions of restricted equity securities	1,039	1,863
Proceeds from sale of foreclosed real estate	13,290	2,735
Proceeds from sale of repossessed assets	3,048	-
Net decrease in loans	19,347	33,424
Purchases of property and equipment	(445)	(59)
Net cash used for investing activities	(17,897)	(23,153)
Cash flows from financing activities
Net increase (decrease) in deposits	11,196	(1,693)
Net decrease in securities sold under agreements
to repurchase and federal funds purchased	(169)	(99)
Repayment of FHLB advances	(3,952)	-
Net decrease in other borrowings	-	(3,619)
Net cash provided by (used for) financing activities	7,075	(5,411)
Net increase (decrease) in cash and cash equivalents	1,345	(20,095)
Cash and cash equivalents, beginning of year	37,303	57,398
Cash and cash equivalents, end of year	$38,648	$37,303

Supplemental disclosure of cash flow information
Transfer of loans to foreclosed real estate	$4,773	$11,828
Transfer of investment in real estate partnership to foreclosed real estate	-	6,356
Transfer of loans to repossessed assets	2,586	1,617
Transfer of loans to held-to-maturity securities	-	1,250
Transfer of held-to-maturity securities to available-for-sale securities	2,917	-
Sales of nonaccrual loans	1,167	300
Loans made to finance sale of foreclosed real estate	-	202
Interest paid	5,935	8,324

See accompanying notes to consolidated financial statements

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Business and Basis of Presentation

1st Financial Services Corporation (1st Financial or the Company), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is the parent company for Mountain 1st Bank & Trust Company (the Bank).  The Company essentially has no other assets or liabilities other than its investment in the Bank.  Clear Focus Holdings, LLC. is a wholly owned real estate holdings subsidiary of the Bank.  The Company is regulated, supervised, and examined by the Board of Governors of the Federal Reserve System (the Federal Reserve), and the North Carolina Commissioner of Banks (the Commissioner).  The Company’s business activity consists of directing the activities of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

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

Index to Consolidated Financial Statements

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

At December 31, 2012 and 2011, the Company had no trading securities.  At those dates, all of the Company’s investment securities were classified as available for sale or held to maturity.

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

Under the cost method of accounting, the Bank records investments in stock at cost and generally recognizes cash dividends received as income. If cash dividends received exceed the investee’s earnings since the investment date, these payments are considered a return of investment and reduce the cost of the investment.

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

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

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

The starting point for the general component of the allowance is the historical loss experience of specific types of loans.  The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual loan net charge-offs to the total population of loans in the pool.  The Company uses a rolling 16-quarter look-back period when computing annualized historical loss rates.

Historical loss percentages are adjusted for qualitative environmental factors derived from macroeconomic indicators and other factors.  Qualitative factors considered in the determination of the December 31, 2012 and 2011, allowance for loan losses include pervasive factors that generally impact the borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development).  Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructuring loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition, and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons, and other external factors.  The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

Index to Consolidated Financial Statements

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

A loan is considered impaired when full payment according to the terms of the loan agreement is not probable or when the terms of a loan are modified. The portion of the allowance related to loans that are deemed impaired is based on discounted cash flows using the loan’s initial effective interest rate, the loan’s observable market price, or the fair value of the collateral for collateral dependent loans.  At December 31, 2012, the Company had impaired loans of $49.0 million, which included $28.6 million in nonaccrual loans and $4.8 million in performing restructured loans.  At December 31, 2011, the Company had impaired loans of $61.7 million, which included $33.7 million in nonaccrual loans and $15.8 million in performing restructured loans.

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

A troubled debt restructured loan (TDR), which was on nonaccrual status prior to being restructured remains on nonaccrual status until six months of satisfactory borrower performance has been experienced, at which time management would consider returning it to accrual status.  Loans that are considered TDRs are classified as performing, unless they are either on nonaccrual status or 90 days or more delinquent, in which case they are considered nonperforming.  The balance of nonperforming TDRs was $17.0 million, representing 28 loans at December 31, 2012.  If a restructured loan was on accrual status prior to being restructured, the restructured loan is reviewed, based on current information and events surrounding the loan and the borrower, to determine whether it should remain on accrual status.  The Company computes impairment on TDRs that are on nonaccrual status and charges off the impairment when identified against the allowance for loan losses.  Performing TDRs are not considered impaired for this analysis purpose.  The balance of accruing restructured loans was $4.8 million, representing 21 loans, at December 31, 2012.  On a quarterly basis, the Company individually reviews all TDRs to determine whether they ought to be reclassified, based on the above criteria.

Foreclosed Real Estate

Foreclosed real estate consists of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure.  Foreclosed real estate is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure.  The initial recorded value may be subsequently reduced by additional write-downs, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value.  Costs related to the improvement of the property are capitalized, whereas those related to holding the property are expensed.  Such properties are held for sale, and accordingly, no depreciation or amortization expense is recognized.  As of December 31, 2012, the Company held $9.8 million of foreclosed real estate, compared to $19.3 million at December 31, 2011.

Reclassifications

Certain amounts in the 2011 consolidated financial statements were reclassified to conform to the 2012 presentation.  These reclassifications had no effect on stockholders’ equity or results of operations as previously presented.

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

Index to Consolidated Financial Statements

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

Net Income (Loss) Per Share

Basic income (loss) per share represents the net income or loss available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.  For 2012, basic weighted-average shares and diluted weighted-average shares outstanding totaled 5,203,152, which resulted in basic net income per share and diluted net income per share of $0.05.  For 2011, basic weighted-average shares and diluted weighted-average shares outstanding totaled 5,142,174, which resulted in basis net income (loss) per share and diluted net income (loss) per share of $(4.18).  No stock options or warrants were included in the computation for 2012 or 2011, as their effect would have been anti-dilutive.

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

Stock option awards are granted with an exercise price equal to, or higher than, the market price of the Company’s shares at the date of grant.  Options vest ratably over a pre-determined period, generally five years, and expire after ten years from the date of grant, except that awards provide for accelerated vesting if there is a change in control, as defined in the stock option plan.  At December 31, 2012, no shares were available to be granted under the Directors Plan, 273,399 shares remained available for award under the Employee Plan, and 90,133 shares remained available for award under the Omnibus Plan.  All of the options outstanding at December 31, 2012 were fully vested.

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

Index to Consolidated Financial Statements

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

Disclosures about the fair value of all financial instruments whether or not recognized in the consolidated balance sheets for which it is practicable to estimate that value are required.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  For additional information regarding fair value estimates and methodologies, see Note 19, Fair Value of Financial Instruments.

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

Index to Consolidated Financial Statements

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

Disclosures about Troubled Debt Restructurings (TDRs) required by Accounting Standards Update (ASU) 2010-20 were deferred by the Financial Accounting Standards Board (FASB) in ASU 2011-01 issued in January 2011.  In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.  The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 have been presented in Note 5.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Certification (ASC) was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments were effective for the Company beginning January 1, 2012, and had no material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012, and had no material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendment was applicable to the Company on January 1, 2012, and was applied retrospectively.  The amendment had no material effect on the financial statements.

The FASB amended the Comprehensive Income topic of the ASC in February 2013.  The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income.  Specifically, the amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendment does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendment will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The Company does not expect these amendments to have a material effect on its financial statements.

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

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

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements.  It is the responsibility of management to assess the Company’s ability to continue as a going concern.  In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, 12 months from the balance sheet date.  The Bank suffered recurring losses that eroded regulatory capital ratios during 2009, 2010, and 2011, resulting from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The effects of the economic downturn have been particularly severe during the last several years.  The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio, as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank.  As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011.  For 2012, the Bank recorded a $5.3 million provision to increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the risk inherent in the loan portfolio as of December 31, 2012.  Nevertheless, given the current economic climate, management recognizes the possibility of further deterioration in the loan portfolio during 2013.  For 2012, the Bank recorded net loan charge-offs of $5.2 million, or 1.32% of average loans, as compared to net loan charge-offs of $21.4 million, or 4.66% of average loans, for 2011.  Although asset quality has significantly improved during 2012, the Company’s lowered capital ratios have placed it in a weakened position to respond to adverse unforeseen events in the future.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately.  A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs.  Although a number of these sources have been limited following execution of the Consent Order with the FDIC and the Commissioner and the Written Agreement with the Federal Reserve Bank, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during the next 12 months in an effort to ensure the sources available are sufficient to meet the Bank’s projected liquidity needs for at least the next 12 months, but if the Bank is unable to meet its liquidity needs, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The Company relies on dividends from the Bank as its primary source of liquidity.  The Company is a legal entity separate and distinct from the Bank.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends.  In addition, the terms of the Consent Order described above further limits the Bank’s ability to pay dividends to the Company to satisfy its funding needs.  Due to the regulatory restrictions which exist, that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business, in which case the Company could be liquidated.

The Company will also need to raise substantial additional capital to increase its capital levels to meet the standards set forth by the Consent Order and the Written Agreement.  The Company’s ability to raise additional capital depends on conditions in the capital markets, economic conditions, and the Company’s financial performance and conditions, among other factors.  Given the current state of the equity markets and the Company’s financial performance and condition, the Company’s ability to raise capital in the next 12 months and remain an independent institution is unknown.  If additional equity cannot be secured, or can only be secured at an unexpectedly high cost, this could adversely affect the Company and could result in the Bank being placed in conservatorship or receivership by the FDIC or the Commissioner, and the Company could be liquidated.

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

Note 3 - Restrictions on Cash

The Company is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Company or on deposit with the Federal Reserve Bank.  At December 31, 2012 and 2011, all required reserves were met by the Company’s vault cash.

At December 31, 2012, cash and cash equivalents totaling $941,000 were pledged as collateral against the Bank’s debit card and corporate credit card activity.  At December 31, 2011, cash and cash equivalents totaling $6.9 million were pledged as collateral, $6.1 million of which was pledged against the Bank’s check clearing activity.  During 2012, investment securities were substituted as collateral against the Bank’s check clearing activity.

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

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities.  The Company held no private-label mortgage-backed securities; the mortgage-backed securities owned by the Company have been issued by governmental entities, such as the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA), and the Federal Home Loan Mortgage Corporation (FHLMC).

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Investments in available-for-sale securities are as follows:

Available-for-Sale Securities (in thousands)
	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$38,736	$465	$132	$39,069
Government-sponsored enterprises	167,318	696	101	167,913
Mortgage-backed securities	46,738	250	141	46,847
Total	$252,792	$1,411	$374	$253,829

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$18,182	$147	$114	$18,215
Government-sponsored enterprises	86,230	518	13	86,735
Mortgage-backed securities	89,825	844	134	90,535
Total	$194,237	$1,509	$261	$195,485

At December 31, 2012 and December 31, 2011, investment securities with an amortized cost of $35.5 million and $28.8 million and a fair value of $35.8 million and $29.2 million, respectively, were pledged as collateral for lines of credit, securities sold under agreements to repurchase, and other banking purposes.  Additionally, at December 31, 2012, investment securities with an amortized cost of $7.2 million and fair value of $7.3 million were pledged to the Federal Reserve Bank against the Bank’s check clearing activity.  During 2012, proceeds from sales of investment securities were $122.4 million.  The gross realized gain on the sale of investment securities totaled $3.1 million with $120,000 gross losses, resulting in a net realized gain of $3.0 million.  U.S. government-sponsored securities totaling $106.5 million were called in 2012.  During 2011, proceeds from the sale of investment securities totaled $96.6 million.  The gross realized gain on the sale of investment securities totaled $2.5 million with no gross realized losses.  During 2011, U.S. government-sponsored securities totaling $52.1 million were called.

Held-to-maturity securities are bonds, notes and debentures, for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity or call date.  During 2012, held-to-maturity securities with an amortized cost of $2.9 million and fair value of $3.2 million were transferred to available-for-sale.  Investments in held-to-maturity securities are as follows:

Held-to-Maturity Securities (in thousands)
	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other debt securities	$1,250	$-	$-	$1,250
Total	$1,250	$-	$-	$1,250

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$2,917	$211	$-	$3,128
Other debt securities	1,250	-	-	1,250
Total	$4,167	$211	$-	$4,378

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value.  Related write-downs are included in earnings as realized losses.  The Company experienced no declines in the value of securities that were considered to be other than temporary in nature during 2012 or 2011.

The following table details the gross unrealized losses and related fair values in the Company’s available-for-sales and held-to-maturity investment securities portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position.

Available-for-Sale Securities - Temporarily Impaired
(in thousands)
	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$7,494	$49	$2,160	$83	$9,654	$132
Government sponsored enterprises	25,807	101	-	-	25,807	101
Mortgage-backed securities	20,957	129	1,048	12	22,005	141
Total	$54,258	$279	$3,208	$95	$57,466	$374

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$3,303	$1	$2,305	$113	$5,608	$114
Government sponsored enterprises	6,985	13	-	-	6,985	13
Mortgage-backed securities	17,421	134	-	-	17,421	134
Total	$27,709	$148	$2,305	$113	$30,014	$261

As of December 31, 2012, a total of three individual U.S. government agency securities (two U.S. Department of Agriculture securities and one Small Business Administration security) and one mortgage-backed security were in a continuous loss position for 12 months or more.  As of December 31, 2011, only the three individual U.S. government agency securities referenced above were in a continuous loss position for 12 months or more.  The Company has the ability and intent to hold these three securities until such time as the value recovers or the security matures.  The Company believes, based on their credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered to be other than temporary.

No held-to-maturity securities were in an unrealized loss position at December 31, 2012 or 2011.

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The aggregate amortized cost and fair value of available-for-sale and held-to-maturity investment securities by remaining contractual maturity are shown below.  Actual expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations.

Available-for-Sale Investment Securities
(in thousands)
	December 31
	2012		2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies
Due within one year	$76	$76	$31	$31
Due after one but within five years	-	-	135	134
Due after five but within ten years	3,149	3,139	-	-
Due after ten years	35,511	35,854	18,016	18,050
Government-sponsored enterprises
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	59,390	59,721	52,236	52,668
Due after ten years	107,928	108,192	33,994	34,067
Mortgage-backed securities	46,738	46,847	89,825	90,535
Total	$252,792	$253,829	$194,237	$195,485

Held-to-Maturity Investment Securities
(in thousands)
	December 31
	2012		2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
States and political subdivisions
Due within one year	$-	$-	$100	$100
Due after one but within five years	-	-	401	432
Due after five but within ten years	-	-	200	232
Due after ten years	-	-	2,216	2,364
Other debt securities
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	1,250	1,250	1,250	1,250
Due after ten years	-	-	-	-
Total	$1,250	$1,250	$4,167	$4,378

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Note 5 - Loans

The following is a summary of the major components of loans, excluding loans held for sale.

Loans
(in thousands)
	December 31
	2012	2011
Real estate:
Construction & land development	$68,954	$87,080
1-4 family residential	126,468	117,025
Mutlifamily	6,292	5,818
Nonfarm, nonresidential	147,894	159,120
Total real estate	349,608	369,043
Commercial & industrial	35,182	46,873
Consumer	2,867	2,986
	387,657	418,902
Allowance for loan losses	(10,690)	(10,650)
Total	$376,967	$408,252

At December 31, 2012, the Company had $28.6 million in nonaccruing loans, compared to $33.7 million at December 31, 2011.  The year-to-date foregone interest associated with these loans, which averaged $31.7 million for the year ended December 31, 2012 and $45.9 million for the year ended December 31, 2011, was $1.9 million and $2.8 million for the respective periods.

The Company sells the guaranteed portion of certain of our SBA loans in the secondary market, yet we retain the rights to service these loans.  At the time the loan is sold, we recognize a loan servicing asset and thereafter, we recognize monthly service fee income, net of servicing asset amortization.  During 2012 and 2011, the guaranteed portion of SBA loans sold totaled $5.9 million and $7.6 million, respectively.  Gains of $697,000 and $565,000 were recognized on these sales during 2012 and 2011, respectively.  Loans serviced for others totaled $22.8 million and $18.7 million at December 31, 2012 and 2011, respectively, and the associated loan servicing asset was $280,000 and $272,000 at December 31, 2012 and 2011, respectively. Servicing income, net of amortization, totaled $28,000 and $64,000 during 2012 and 2011, respectively.

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

The Company uses a risk grading matrix to assign a risk grade to each of its commercial loans.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of the nine risk grades is as follows:

●
Rating 1 –Extremely Low Risk.  Low Risk Assets are of the highest quality with an unquestioned capacity for repayment.  These borrowers are generally international, national, or regional in scope and the debt rating, if available, is AAA (S&P) or Aaa (Moody’s).  The borrower has ready access to all public financing markets.  Management has a demonstrated successful track record and a succession plan is in place for highly qualified replacements.  Financial statements are audited without qualification by reputable CPA firms.  Loans are also considered extremely low risk prime when the collateral consists of properly margined bank certificates of deposit and shorter-term U.S. government securities.

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

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

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

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The following is a summary of information pertaining to credit quality.

Loan Analysis by Credit Quality Indicators
(in thousands)
	December 31, 2012
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Total
Extremely low risk - 1	$-	$-	$-	$-	$3,552	$-	$3,552
Minimal risk - 2	-	-	-	240	130	-	370
Moderate risk - 3	596	1,729	2,600	11,948	4,246	17	21,136
Satisfactory risk -4	6,545	11,122	2,049	49,371	16,358	292	85,737
Acceptable risk - 5	22,286	10,290	1,643	49,051	9,297	4	92,571
Special mention - 6	14,824	6,924	-	20,980	648	-	43,376
Substandard - 7	15,711	5,133	-	16,304	951	12	38,111
Doubtful - 8	-	42	-	-	-	-	42
Consumer, not graded	8,992	91,228	-	-	-	2,542	102,762
Total	$68,954	$126,468	$6,292	$147,894	$35,182	$2,867	$387,657

	December 31, 2011
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Total
Extremely low risk - 1	$-	$-	$-	$-	$2,880	$-	$2,880
Minimal risk - 2	-	-	-	262	608	-	870
Moderate risk - 3	1,959	2,558	2,850	16,400	1,981	14	25,762
Satisfactory risk -4	18,558	14,399	1,069	69,119	21,016	276	124,437
Acceptable risk - 5	25,464	10,016	1,899	38,071	11,036	15	86,501
Special mention - 6	13,034	3,101	-	13,724	4,917	-	34,776
Substandard - 7	17,639	9,717	-	21,432	3,836	24	52,648
Doubtful - 8	2	1,808	-	112	599	-	2,521
Consumer, not graded	10,424	75,426	-	-	-	2,657	88,507
Total	$87,080	$117,025	$5,818	$159,120	$46,873	$2,986	$418,902

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The following is a summary loan aging analysis.

Loan Aging Analysis
(in thousands)
	December 31, 2012
					Total
	Past Due and Accruing				Past Due		Total
	30-59 days	60-89 days	90 or more days	Nonaccrual	& Nonaccrual	Current	Loans
Construction & land development	$173	$-	$-	$10,012	$10,185	$58,769	$68,954
1-4 family residential	713	102	-	6,774	7,589	118,879	126,468
Multifamily	-	-	-	-	-	6,292	6,292
Farmland	-	-	-	-	-	-	-
Nonfarm, non residential	469	-	-	11,523	11,992	135,902	147,894
Total real estate loans	1,355	102	-	28,309	29,766	319,842	349,608
Commercial & industrial	249	-	-	246	495	34,687	35,182
Consumer	-	2	-	10	12	2,855	2,867
Total loans	$1,604	$104	$-	$28,565	$30,273	$357,384	$387,657

	December 31, 2011
					Total
	Past Due and Accruing				Past Due		Total
	30-59 days	60-89 days	90 or more days	Nonaccrual	& Nonaccrual	Current	Loans
Construction & land development	$4,304	$180	$-	$9,243	$13,727	$73,353	$87,080
1-4 family residential	524	180	-	11,994	12,698	104,327	117,025
Multifamily	-	-	-	-	-	5,818	5,818
Farmland	-	-	-	-	-	-	-
Nonfarm, non residential	187	-	-	8,847	9,034	150,086	159,120
Total real estate loans	5,015	360	-	30,084	35,459	333,584	369,043
Commercial & industrial	849	-	-	3,597	4,446	42,427	46,873
Consumer	13	-	-	39	52	2,934	2,986
Total loans	$5,877	$360	$-	$33,720	$39,957	$378,945	$418,902

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The following tables outline the changes in the allowance for loan losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at December 31, 2012 and December 31, 2011.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
(in thousands)
	As of and for the Year Ended December 31, 2012
	Construction & Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$6,463	$1,553	$52	$-	$1,277	$1,182	$92	$31	$10,650
Provision for loan losses	1,096	2,553	(7)	-	1,503	(14)	76	69	5,276
Charge-offs	(2,272)	(2,059)	-	-	(830)	(597)	(69)	-	(5,827)
Recoveries	216	95	-	-	26	246	8	-	591
Ending balance	$5,503	$2,142	$45	$-	$1,976	$817	$107	$100	$10,690

Ending allowance balance for loans individually evaluated for impairment	$1,834	$171	$-	$-	$1,142	$146	$2	$-	$3,295

Ending allowance balance for loans collectively evaluated for impairment	$3,669	$1,971	$45	$-	$834	$671	$105	$100	$7,395

Loans Receivable
Total period-end balance	$68,954	$126,468	$6,292	$-	$147,894	$35,182	$2,867	$-	387,657
Balance of loans individually evaluated for impairment	$15,676	$8,308	$-	$-	$20,476	$4,458	$48	$-	$48,966
Balance of loans collectively evaluated for impairment	$53,278	$118,160	$6,292	$-	$127,418	$30,724	$2,819	$-	$338,691

	As of and for the Year Ended December 31, 2011
	Construction & Land Development	1-4 Family Residential	Multifamily	Farmland	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$8,499	$4,371	$35	$12	$1,798	$1,412	$64	$-	$16,191
Provision for loan losses	7,409	2,088	17	(12)	1,506	4,714	62	31	15,815
Charge-offs	(9,537)	(4,918)	-	-	(2,035)	(5,098)	(48)	-	(21,636)
Recoveries	92	12	-	-	8	154	14	-	280
Ending balance	$6,463	$1,553	$52	$-	$1,277	$1,182	$92	$31	$10,650

Ending allowance balance for loans individually evaluated for impairment	$2,152	$185	$-	$-	$284	$110	$2	$-	$2,733
Ending allowance balance for loans collectively evaluated for impairment	$4,311	$1,368	$52	$-	$993	$1,072	$90	$31	$7,917

Loans Receivable
Total period-end balance	$87,080	$117,025	$5,818	$-	$159,120	$46,873	$2,986	$-	$418,902
Balance of loans individually evaluated for impairment	$19,081	$14,795	$-	$-	$23,662	$4,152	$51	$-	$61,741
Balance of loans collectively evaluated for impairment	$67,999	$102,230	$5,818	$-	$135,458	$42,721	$2,935	$-	$357,161

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The following table summarizes information relative to impaired loans.

Impaired Loan Schedule
(in thousands)
	December 31, 2012
	Construction &	1-4 Family	Nonfarm	Commercial
	Land Development	Residential	Non residential	& Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$11,010	$7,008	$9,979	$3,372	$-	$31,369
Unpaid principal balance	14,532	8,173	10,303	3,481	-	36,489
Related allowance	-	-	-	-	-	-
Average recorded investment	12,147	7,273	10,134	4,108	-	33,662
Interest income recognized	410	301	456	270	-	1,437
With an allowance recorded
Recorded investment	$4,666	$1,300	$10,497	$1,086	$48	$17,597
Unpaid principal balance	4,793	1,362	11,130	1,086	48	18,419
Related allowance	1,834	171	1,142	146	2	3,295
Average recorded investment	4,824	1,371	10,788	1,156	49	18,188
Interest income recognized	262	64	430	71	2	829
Total
Recorded investment	$15,676	$8,308	$20,476	$4,458	$48	$48,966
Unpaid principal balance	19,325	9,535	21,433	4,567	48	54,908
Related allowance	1,834	171	1,142	146	2	3,295
Average recorded investment	16,971	8,644	20,922	5,264	49	51,850
Interest income recognized	672	365	886	341	2	2,266

	December 31, 2011
	Construction &	1-4 Family	Nonfarm	Commercial
	Land Development	Residential	Non residential	& Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$9,767	$12,341	$20,608	$3,759	$-	$46,475
Unpaid principal balance	14,686	16,415	22,075	8,096	-	61,272
Related allowance	-	-	-	-	-	-
Average recorded investment	16,289	15,274	20,822	5,458	-	57,843
Interest income recognized	546	521	984	33	-	2,084
With an allowance recorded
Recorded investment	$9,314	$2,454	$3,054	$393	$51	$15,266
Unpaid principal balance	10,102	2,476	3,054	396	51	16,079
Related allowance	2,152	185	284	110	2	2,733
Average recorded investment	10,172	1,891	3,099	377	10	15,549
Interest income recognized	354	72	173	12	-	611
Total
Recorded investment	$19,081	$14,795	$23,662	$4,152	$51	$61,741
Unpaid principal balance	24,788	18,891	25,129	8,492	51	77,351
Related allowance	2,152	185	284	110	2	2,733
Average recorded investment	26,461	17,165	23,921	5,835	10	73,392
Interest income recognized	900	593	1,157	45	-	2,695

Included in impaired loans, are troubled debt restructurings (TDRs), which totaled $21.8 million at December 31, 2012, of which $4.8 million were accruing interest at that date.  The allowance for loan losses associated with these loans, on the basis of a current evaluation of loss was $220,000.  At December 31, 2011, impaired loans, determined to be TDRs totaled $40.2 million, $15.8 million of which were accruing interest with an associated allowance for loan losses of $313,000.

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Troubled Debt Restructurings

The following table summarizes the pre-modification and post-modification balance of troubled debt restructurings at the dates indicated.

(in thousands, except contracts)
	At December 31
	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction & land development	9	$9,471	$6,580	20	$10,516	$8,275
1-4 family residential	23	8,024	6,583	37	16,817	11,825
Nonfarm, nonresidential	13	9,089	8,608	24	17,851	17,360
Total real estate loans	45	26,584	21,771	81	45,184	37,460
Commercial and industrial	3	142	20	7	4,643	2,655
Consumer	1	51	48	1	51	51
Total loans	49	$26,777	$21,839	89	$49,878	$40,166

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings during the periods indicated.

(in thousands, except contracts)
	For the Year Ended December 31
	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction & land development	4	$4,331	2,759	18	$8,927	$7,771
1-4 family residential	5	1,776	1,771	32	10,589	9,599
Nonfarm, nonresidential	6	2,240	2,187	20	12,290	12,509
Total real estate loans	15	8,347	6,717	70	32,436	29,879
Commercial and industrial	1	114	9	5	4,615	2,638
Consumer	-	-	-	1	51	51
Total loans	16	$8,461	$6,726	76	$37,102	$32,568

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The following table summarizes, by type of concession, loans that were modified resulting in troubled debt restructurings during the periods indicated.

(in thousands, except contracts)
	For the Year Ended December 31
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Rate concessions	-	$-	-	$-
Term concessions	8	4,203	27	12,191
Rate and term concessions	6	1,111	24	12,919
Total rate or term concessions	14	5,314	51	25,110
Foreclosures	2	1,412	25	7,458
Total concessions	16	$6,726	76	$32,568

The following table summarizes troubled debt restructurings removed from this classification during the periods indicated.

(in thousands, except contracts)
	For the Year Ended December 31
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Construction & land development	15	$4,052	-	$-
1-4 family residential	19	6,273	-	-
Nonfarm, nonresidential	17	10,370	-	-
Total real estate loans	51	20,695	-	-
Commercial and industrial	5	2,635	-	-
Total loans	56	$23,330	-	$-

The following table summarizes, by class, loans modified resulting in troubled debt restructurings within the previous 12-month period for which there was a payment default during the periods indicated.

(in thousands, except contracts)
	For the Year Ended December 31
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Construction & land development	2	$1,453	5	$2,690
1-4 family residential	1	155	13	6,308
Nonfarm, nonresidential	-	-	5	1,293
Total real estate loans	3	-	23	10,291
Commercial and industrial	-	-	1	1,947
Total loans	3	$1,608	24	$12,238

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The following table provides information about the Bank’s nonperforming assets as of December 31, 2012 and 2011.

Nonperforming Assets
(dollars in thousands)
	December 31
	2012	2011
Nonaccrual loans	$28,565	$33,720
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	28,565	33,720
Foreclosed real estate	9,821	19,333
Repossessed assets	-	1,617
Total nonperforming assets	$38,386	$54,670

Allowance for loan losses	$10,690	$10,650

Nonperforming loans to period-end loans,
excluding loans held for sale	7.37%	8.05%

Allowance for loan losses to period-end loans,
excluding loans held for sale	2.76%	2.54%

Nonperforming assets as a percentage of:
Loans, foreclosed real estate, and repossessed assets	9.66%	12.43%
Total assets	5.40%	7.81%

Ratio of allowance for loan losses to nonperforming loans	37.4%	31.6%

Note 6 - Foreclosed Real Estate and Repossessed Assets

The following table shows the composition of foreclosed real estate.

(in thousands)
	December 31
	2012	2011
Construction & land development	$7,164	$8,795
1-4 family residential	433	1,477
Nonfarm, nonresidential	2,224	9,061
Balance at end of period	$9,821	$19,333

The following table summarizes the activity in foreclosed real estate for the years ended December 31, 2012 and 2011.

(in thousands)
	For the Year
	2012	2011
Balance at beginning of year	$19,333	$7,314
Additions from loans	4,773	11,828
Additions from investment in real estate partnership	-	6,356
Sales	(13,302)	(3,088)
Write-downs	(983)	(3,077)
Balance at end of period	$9,821	$19,333

As of December 31, 2012, the Company had no repossessed assets.  As of December 31, 2011, repossessed assets totaled $1.6 million and were comprised of three aircraft, which were sold in 2012.

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Note 7 - Restricted Equity Securities

The Bank, as a member institution is required to own stock in the Federal Home Loan Bank of Atlanta (FHLB).  No ready market exists for this stock and it has no quoted market value; however, redemption of this stock has historically been at par.  At December 31, 2012 and 2011, the Bank owned $1.1 million and $2.1 million, respectively, in FHLB stock.  Investments in FHLB stock, in excess of the minimum amount required by the FHLB, are redeemed at the discretion of the FHLB.  During 2012, $1.0 million of excess FHLB stock was redeemed, which represented all stock in excess of the minimum amount required.  Also included in restricted equity securities at December 31, 2012 and 2011, was an investment in the Senior Housing Crime Prevention Fund of $500,000, an investment in Pacific Coast Bankers Bank stock of $102,000, and an investment in Capital South Partners, LLC (a Small Business Investment Corporation), which totaled $1.4 million at December 31, 2012, compared to $1.2 million at December 31, 2011.

Note 8 - Investment in Real Estate Partnership

During 2009, the Bank became a member in a limited liability corporation (LLC).  The Bank contributed two nonperforming loans with an aggregate principal amount outstanding of $6.7 million to the LLC, while the other members contributed professional real estate development experience and cash sufficient to carry the properties’ operating costs for an extended period of time.  The LLC is designed to hold the real estate until such time as market values return to normalized levels at which point it is anticipated that the properties will be marketed by seasoned real estate developers with the proceeds of the sale being distributed based on contractual formulas to members of the LLC.  During 2010, the Bank received $311,000 as reduction of principal from the sale of a sub-parcel of one of the two properties.  As of December 31, 2011, the Bank’s investment in the LLC was $6.4 million and classified as foreclosed real estate.

During the second quarter of 2011, the Bank purchased the interest of the other members of the LLC, for $850,000 in order to begin foreclosure proceedings against the remaining loan in the LLC, the cost of which was included in loan related expense in the 2011 period.  The Company sold this property, with a carrying value of $6.4 million, in the second quarter of 2012 for a gain on sale of $168,000.

Note 9 - Property and Equipment

The following table highlights the components of property and equipment and accumulated depreciation for the years ended
December 31, 2012 and 2011.

(in thousands)
	December 31
	2012	2011
Premises:
Land and land improvements	$832	$816
Buildings	1,602	1,602
Leasehold improvements	2,143	2,146
Furniture and fixtures	3,730	3,730
Computer and telecom equipment and software	1,390	1,190
Other	26	26
Property and equipment, total	9,723	9,510
Less accumulated depreciation	(5,313)	(4,568)
Property and equipment	$4,410	$4,942

Depreciation expense was $938,000 for 2012, compared to $1.3 million for 2011.

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Note 10 - Time Deposits

Time deposits totaled $296.3 million at December 31, 2012, compared to $340.0 million at December 31, 2011.  Of that total, time deposits in denominations of $100,000 or more were $151.6 million and $169.3 million at December 31, 2012 and December 31, 2011, respectively.  Interest expense on deposits of $100,000 or more aggregated $2.1 million and $2.6 million for the year ended December 31, 2012 and 2011, respectively.  Time deposits maturing subsequent to December 31, 2012, are as follows:

(in thousands)
Maturing in	Amount
2013	$240,307
2014	24,384
2015	13,063
2016	11,394
2017	7,149
$296,297

At December 31, 2012 and 2011, the Company had $937,000 and $2.6 million, respectively in brokered certificates of deposit.  Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposit), unless it first receives an appropriate waiver from the FDIC.  Accordingly, as brokered certificates of deposit mature, the certificates are not being rolled over into another certificate.

Note 11 - Borrowings

At December 31, 2012, the Company’s borrowings totaled  $436,000 and consisted solely of securities sold under agreements to repurchase.  At December 31, 2011, the Company’s borrowings consisted of $4.0 million in advances from the  FHLB, all of which were paid off in early 2012, and securities sold under agreements to repurchase of $604,000.  Additional information on borrowings as of December 31, 2012 and 2011 is summarized below:

(dollars in thousands)
	2012	2011

Outstanding balance at December 31	$436	$4,557

Year-end weighted-average rate	0.21%	0.48%

Daily average balance outstanding during the year	$503	$4,862

Weighted-average rate for the period	0.27%	0.49%

Maximum outstanding at any month-end during the year	$588	$5,142

Securities sold under agreements to repurchase are considered overnight secured borrowing arrangements and are collateralized by investment securities.

As of December 31, 2012, the Company had lines of credit from unrelated banks totaling $12 million.  These lines of credit, which are at the lender’s discretion and may be canceled at any time, are available on a one-day basis and are secured by investment securities.  As of December 31, 2012, the Company had no outstanding balances on these lines.

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Note 12 - Leases

As of December 31, 2012, the Company leases office space under non-cancelable operating leases.  Future minimum lease payments required under the leases are as follows:

(in thousands)
For the
Year	Amount
2013	$647
2014	527
2015	251
2016	189
2017	74
Thereafter	36
$1,724

The leases contain options for renewals after the expiration of the current lease terms.  The cost of such renewals is not included above.
Total rent expense for 2012 and 2011 was $676,000 and $560,000, respectively.

Note 13 - Income Taxes

The following tables present the Company’s current and deferred income tax provision for the years ended December 31, 2012 and 2011.  The Company recorded no income tax expense during 2012, due to the establishment of a full valuation allowance against its deferred tax asset at year-end 2011.

The components of income tax expense are as follows:

(in thousands)
	Current	Deferred	Total
For the year 2012
Federal	$-	$-	$-
State	-	-	-
	$-	$-	$-
For the year 2011
Federal	$-	$7,708	$7,708
State	-	1,680	1,680
	$-	$9,388	$9,388

Reconciliation between the income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes is as follows:

(in thousands)
	For the Year
	2012	2011

Tax at statutory federal rate	$432	$(3,771)
State income tax (benefit), net of federal expense before valuation allowance	36	(524)
Nondeductible employee stock compensation	-	(13)
Deferred tax asset valuation allowance change, net	(337)	13,960
Cash surrender value of life insurance	(127)	(148)
Other	(4)	(116)
Income tax expense	$-	$9,388

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The significant components of deferred tax assets and liabilities are summarized as follows:

(in thousands)
	December 31
	2012	2011
Deferred tax assets
Allowance for loan losses	$4,055	$4,079
Pre-opening expenses	10	11
Nonqualified stock compensation	575	575
Foreclosed real estate	1,213	2,630
Net operating loss carryforward	11,069	10,212
Credit carryforward	166	161
Capital loss carryforward	85	115
Other	481	386
Deferred loan costs, net	371	287
Deferred tax asset, gross	18,025	18,456
Valuation allowance	(17,646)	(17,983)
Deferred tax asset, net of valuation allowance	379	473

Deferred tax liabilities
Unrealized gains on securities available for sale	400	481
Depreciation	325	404
Other	54	69
Deferred tax liabilities, gross	779	954
Deferred tax asset (liability), net	$(400)	$(481)

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

During 2010, the Company reached a three-year cumulative pre-tax loss position and at that time, recorded a partial valuation allowance in the amount of $4.0 million.  During 2011, based upon additional losses and the weighting ascribed to this evidence, the Company determined a full valuation allowance was necessary under the accounting standards and established an allowance totaling $18.0 million to reflect its estimate of net realizable value as of the financial statement date.  As of December 31, 2012, the valuation allowance totaled $17.6 million.

Pursuant to accounting pronouncement ASC 740-10, the Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns.  Based on its evaluation of these tax positions for its open tax years, the Company has not recorded any tax liability or uncertain tax positions as of December 31, 2012 and 2011.  Federal tax returns have been examined by the Internal Revenue Service through 2008.

Note 14 - Retirement Plans

The Company has a 401(k)/Profit Sharing Plan (401(k) Plan), which is available to all full-time employees and part-time employees working more than 1,000 hours per year.  The 401(k) Plan provides that employee contributions are 100% vested at all times.  In 2011, the Company matched employee contributions in an amount equal to 100% of employee contributions, which did not exceed 3% of compensation and 50% of employee contributions over 3% and up to 5% of compensation.  Under the 401(k) Plan, the initial 3% Company matching contribution under the 401(k) Plan was 100% vested at all times.  The additional 2% match under the 401(k) Plan, as well as any discretionary Company contributions under the Profit Sharing Plan, was fully vested after three years.

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

In 2011, in an effort to reduce salary and benefit costs, the Company’s matching contributions were suspended.  There were no discretionary contributions made in 2012 or 2011.

The Company also has a supplemental executive retirement plan, which provides certain officers of the Company post-retirement cash payment for 15 years following their normal retirement age, stated to be 62.  Expense related to this Plan totaled $246,000 in 2012, compared to $88,000 in 2011 due to the forfeiture in 2011 of a $169,000 accrued benefit by a former executive officer of the Company.  At December 31, 2012 and 2011, the Company had accrued liabilities of $1.2 million and $1.0 million, respectively, related to this Plan.  The discount rate used by the Company to determine the present value of the normal retirement benefit was 6.17% at December 31, 2012 and 2011.

Note 15 - Stock Based Compensation

Stock Option Plans

The Employee Stock Option Plan and the Director Stock Option Plan provide up to 497,110 shares (adjusted for all stock splits) of the Company’s common stock may be issued under each of these plans for a combined total of 994,220 shares.  Options granted under the Employee Stock Option Plan and the Director Stock Option Plan may be vested immediately and expire no more than 10 years from date of grant.  The exercise price for any options granted under these plans is set by the Board of Directors at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split).  No options were granted under either the Director Stock Option Plan or the Employee Stock Option Plan in 2012 or 2011.  Forfeited options totaled 2,930 and 92,224 for 2012 and 2011, respectively.  The total number of options outstanding at December 31, 2012 was 497,110 in the Director Stock Option Plan and 193,779 in the Employee Stock Option Plan.

No stock compensation expense was recognized by the Company in 2012 related to the vesting of stock options.  During 2011, $1,000 of stock compensation expense was recognized while separately, $40,000 of stock compensation expense was reversed upon the forfeiture of nonvested stock options.  It is the Company’s policy to issue shares to satisfy option exercises.  There were no options exercised during 2012 or 2011 and as of December 31, 2012, there was no unrecognized compensation cost related to the outstanding stock options.  There is no intrinsic value in the stock options as of December 31, 2012, as the exercise prices are greater than the last traded price of the Company’s common stock.

A summary of the activity in the Company’s Stock Option Plans and related information for 2012 and 2011 is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	Outstanding	Price	Outstanding	Price
At December 31, 2010	786,043	$8.42	780,043	$8.41
Options granted	-	-	-	-
Options vested	-	-	-	-
Restricted stock grants	-	-	-	-
Options forfeited	(92,224)	9.28	(86,224)	9.24
At December 31, 2011	693,819	8.31	693,819	8.31
Options granted	-	-	-	-
Options vested	-	-	-	-
Restricted stock grants	-	-	-	-
Options forfeited	(2,930)	10.75	(2,930)	10.75
At December 31, 2012	690,889	$8.30	690,889	$8.30

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Additional information concerning outstanding options under the Company’s Plans as of December 31, 2012, is as follows:

				Weighted Average
			Average	Remaining
Exercise	Number	Number	Intrinsic	Contractual Life
Price	Outstanding	Exercisable	Value	(in Years)
$5.63	457,897	457,897	$-	1.49
13.31	214,686	214,686	-	2.75
14.08	12,056	12,056	-	2.49
20.60	6,250	6,250	-	2.92
Total	690,889	690,889	$-	1.91

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

Nonvested share activity under the Plan for 2012 and 2011 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2010	58,165	$2.60
Granted	86,488	0.38
Vested	(13,722)	2.63
Forfeited	(15,000)	2.15
Outstanding at December 31, 2011	115,931	1.00
Granted	86,488	0.22
Vested	(2,000)	5.52
Forfeited	(40,552)	0.88
Outstanding at December 31, 2012	159,867	$0.55

Compensation expense recognized for nonvested service-based shares in 2012 and 2011 totaled $35,000 and $49,000 respectively.  Separately, $36,000 and $12,000 of stock compensation expense was reversed during 2012 and 2011, respectively, upon the forfeiture of nonvested service-based shares.  As of December 31, 2012, there was $17,000 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan.  This cost is expected to be recognized over a remaining weighted-average period of 10.8 months.

Note 16 - Contingent Liabilities, Commitments, and Uncertainties

Litigation

In the normal course of business, the Company is often involved in various legal proceedings.  Management believes any liability resulting from such proceedings will not be material to the consolidated financial statements.

Commitments

Effective October 2008, the Bank entered into an agreement with a third-party to provide data processing services through October 31, 2015, at a monthly charge of approximately $115,000.  The contract stipulates the Company is liable for a penalty in the event of early termination.  The early termination penalty ratably declines as the contract matures.

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

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

(in thousands)
	December 31
	2012	2011
Commitments to extend credit	$38,762	$40,557
Standby letters of credit	251	368
Total	$39,013	$40,925

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

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

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

Recently, banking regulators have raised concern and have heightened regulatory scrutiny regarding loan portfolios with concentrations of loans collateralized by real estate, particularly commercial real estate (CRE).  They have defined CRE to include construction loans, acquisition and development loans, loans collateralized with tracts of raw land for speculative purposes, any sort of commercial premise unless it is owner occupied and a number of other subcategories.  Slightly more than 90% of the Bank’s loan portfolio is collateralized by real estate.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (LTV).  Regulatory guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital.  These types of loans totaled $26.8 million at December 31, 2012, representing 111.8% of the Company’s total risk-based capital.

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

Note 17 - Stockholders’ Equity

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

Due to insufficient funding at the holding company level and restrictions placed on it under the Consent Order and the Written Agreement, as of December 31, 2012, the Company had deferred the payment of the last 10 quarterly dividends on the Preferred Stock, with the total amount deferred equaling $2.0 million.  The Company subsequently deferred payment of the quarterly dividend in February, 2012.  Until the Company pays in full these deferred Preferred Stock dividends, no dividends may be paid on the common stock.

Restriction on Dividends

As a North Carolina banking corporation, the Bank may not pay cash dividends if it is “undercapitalized” (as that term is defined in the Federal Deposit Insurance Act) or would become undercapitalized after making the payment.  Regulatory authorities may further limit payment of dividends when it is determined that such a limitation is in the public interest and is necessary to ensure a bank’s financial soundness.  As discussed in Note 2, the Bank is restricted from paying dividends without the approval of the FDIC and the Commissioner.

As discussed in Note 2, the Company is also restricted from paying dividends without the approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve.

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

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

As of December 31, 2012, the most recent notification from the Bank’s primary regulator categorized the Bank as “significantly undercapitalized” under the regulatory framework for prompt corrective action.  Since that date, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s category.

The table below summarizes the Company and the Bank’s capital ratios at December 31, 2012 and 2011:

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Capital (to Risk-weighted Assets)
Company	$24,029	6.11%	$31,438	8.00%	n/a	n/a
Bank	24,014	6.11%	31,438	8.00%	$39,298	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$19,045	4.85%	$15,719	4.00%	n/a	n/a
Bank	19,030	4.84%	15,719	4.00%	$23,579	6.00%
Tier I Capital (to Average Assets)
Company	$19,045	2.64%	$28,822	4.00%	n/a	n/a
Bank	19,030	2.64%	28,822	4.00%	$36,028	5.00%

As of December 31, 2011
Total Capital (to Risk-weighted Assets)
Company	$23,204	5.41%	$34,328	8.00%	n/a	n/a
Bank	23,219	5.41%	34,328	8.00%	$42,910	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$17,775	4.14%	$17,164	4.00%	n/a	n/a
Bank	17,790	4.14%	17,164	4.00%	$25,746	6.00%
Tier I Capital (to Average Assets)
Company	$17,775	2.48%	$28,701	4.00%	n/a	n/a
Bank	17,790	2.48%	28,701	4.00%	$35,876	5.00%

Note 18 - Related Party Transactions

The Company has deposit and loan relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated.  Deposits held at the Bank by directors, executive officers and their associated companies were $3.1 million and $2.8 million at December 31, 2012 and 2011, respectively.  The following is a reconciliation of loans directly outstanding to executive officers, directors and their affiliates.

(in thousands)
	December 31
	2012	2011
Balance at beginning of year	$13,808	$15,788
New loans and advances	113	85
Repayments	(3,276)	(2,065)
Charge-offs	(719)	-
Relationship changes	(981)	-
Balance at end of year	$8,945	$13,808

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The Company also enters into other transactions in the ordinary course of business with affiliates.  The following transaction was entered into with an affiliate.

The Company leases the site for its Marion branch from a company of which a director of the Company is a member.  The initial lease term was for five years, with options to renew the lease for up to four successive three-year renewal terms.  The terms of the lease call for a $3,500 per month rental payment during the initial term.  Rental payments for each renewal term will be adjusted by the aggregate increase in the Consumer Price Index for all Urban Consumers for the immediately preceding lease term.  During 2011, the Company exercised its option to renew the lease for three years at the same $3,500 monthly rental amount.  Lease payments under this lease totaled $42,000 in both 2012 and 2011.

Note 19 - Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument.  In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.  Finally, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and 2011, respectively.

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

Investment in Real Estate Partnership

During 2009, the Bank became a member in a limited liability corporation (LLC).  The Bank contributed two nonperforming loans with an aggregate principal amount outstanding of $6.7 million to the LLC, while the other members contributed professional real estate development experience and cash sufficient to carry the properties’ operating costs for an extended period of time.  The LLC is designed to hold the real estate until such time as market values return to normalized levels at which point it is anticipated that the properties will be marketed by seasoned real estate developers with the proceeds of the sale being distributed based on contractual formulas to members of the LLC.  During 2011, the Bank received $311,000 as reduction of principal from the sale of sub-parcels of one of the two properties.  As of December 31, 2010, the Bank’s investment in the LLC was $6.4 million.

During the second quarter of 2011, the Bank purchased the interest of the other LLC members for $850,000.  This cost was included as other loan and real estate related expense in the Consolidated Statement of Operations.  In late July 2011, the LLC began foreclosure proceedings against the remaining loan in the LLC.  Accordingly, this investment was classified as foreclosed real estate at December 31, 2011.  The Company sold this property, with a carrying value of $6.4 million, in the second quarter of 2012 for a gain on sale of $168,000.

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

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

Fair Value Measurements

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

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 are as follows:

(in thousands)
	December 31, 2012
	December 31 2012	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government agencies	$39,069	$-	$39,069	$-
Government-sponsored enterprises	167,913	-	167,913	-
Mortgage-backed securities	46,847	-	46,847	-
Total	$253,829	$-	$253,829	$-

	December 31, 2011
	December 31 2011	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government agencies	$18,215	$-	$18,215	$-
Government-sponsored enterprises	86,735	-	86,735	-
Mortgage-backed securities	90,535	-	90,535	-
Total	$195,485	$-	$195,485	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis as of December 31, 2012 or 2011.

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

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Assets measured at fair value on a non-recurring basis as of December 31, 2012 and 2011 are as follows:

(in thousands)
	December 31, 2012
	December 31 2012	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and land development	$13,842	$-	$13,842	$-
1-4 family residential	8,137	-	8,137	-
Nonfarm, non residential	19,334	-	19,334	-
Total impaired real estate loans	41,313		41,313	-
Commercial and industrial	4,312	-	4,312	-
Consumer	46	-	46	-
Total impaired loans	45,671	-	45,671	-
Mortgage loans held for sale	5,805	-	5,805	-
Foreclosed real estate	9,821	-	9,821	-
Total	$61,297	$-	$61,297	$-

	December 31, 2011
	December 31 2011	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and land development	$16,929	$-	$16,929	$-
1-4 family residential	14,610	-	14,610	-
Nonfarm, non residential	23,378	-	23,378	-
Total impaired real estate loans	54,917		54,917
Commercial and industrial	4,042	-	4,042	-
Consumer	49	-	49	-
Total impaired loans	59,008	-	59,008	-
Mortgage loans held for sale	8,694	-	8,694	-
Foreclosed real estate	19,333	-	19,333	-
Total	$87,035	$-	$87,035	$-

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of December 31, 2012, or 2011.

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

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011.

(in thousands)
	December 31
	2012		2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial instruments-assets
Loans (1)	$331,296	$332,764	$349,244	$350,401
Financial instruments-liabilities
Deposits	683,840	681,389	672,644	669,855

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

There were no transfers of assets measured at fair value between Level 1 and Level 2 measurements during the year ended December 31, 2012.

Index to Consolidated Financial Statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (cont.)

Note 20 - Parent Company Financial Information

The following is condensed financial information of 1st Financial Services, Inc. (parent company only).

Condensed Balance Sheets
	December 31
	2012	2011
Assets
Cash and cash equivalents	$45	$60
Investment in banking subsidiary	19,667	18,557
Total assets	$19,712	$18,617

Liabilities and Stockholders' Equity
Accounts payable and accrued expense	$30	$75
Stockholders' equity	19,682	18,542
Total liabilities and stockholders' equity	$19,712	$18,617

Condensed Statements of Income (Loss)
	For the Year
	2012	2011
Income	$-	$-
Expense	(2)	100
Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiary	2	(100)
Income tax benefit	-	(63)
Income (loss) before equity in undistributed net income (loss) of subsidiary	2	(37)
Equity in undistributed net income (loss) of banking subsidiary	1,268	(20,442)
Net income (loss)	$1,270	$(20,479)

Condensed Statements of Cash Flows
	For the Year
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$1,270	$(20,479)
Adjustments to reconcile net income (loss) to net cash provided (used) for operating activities
Equity in undistributed net income(loss) of banking subsidiary	(1,268)	20,442
Net change in other assets	-	68
Net change in other liabilities	(45)	(4)
Net cash provided by (used in) operating activities	(43)	27

Cash Flows From Investing Activities
Payment from subsidiary	28	-
Net cash provided by investing activities	28	-

Cash Flows From Financing Activities
Net cash provided by financing activities	-	-
Net increase (decrease) in cash and cash equivalents	(15)	27

Cash and cash equivalents, beginning of year	60	33
Cash and cash equivalents, end of year	$45	$60

Index to Consolidated Financial Statements

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for 1st Financial.  Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2012.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of  Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control— Integrated Framework.  Based on the evaluation, management determined that there were no material weaknesses in internal control and concluded that internal control over financial reporting for 1st Financial as of December 31, 2012, is effective.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers.  The information regarding our directors and executive officers is incorporated by reference from the information under the headings "Proposal 1: Election of Directors” and “Executive Officers" in our definitive Proxy Statement to be distributed in connection with our 2013 annual meeting of stockholders.

Audit Committee.  Information regarding our audit committee is incorporated by reference from the information under the captions “Committees of Our Board – General” and “Audit Committee” in our definitive Proxy Statement to be distributed in connection with our 2013 annual meeting of stockholders.

Audit Committee Financial Expert.  Information about our Board of Directors' determination as to whether the Company has a financial expert serving on its audit committee is incorporated by reference from the information under the caption "Committees of Our Board –– Audit Committee –– Audit Committee Financial Expert" in our definitive proxy statement to be distributed in connection with our 2013 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance. Information regarding compliance by our directors, executive officers and principal stockholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be distributed in connection with our 2013 annual meeting of stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation paid or provided to our executive officers and directors is incorporated by reference from the information under the headings “Executive Compensation,” and “Director Compensation” in our definitive Proxy Statement to be distributed in connection with our 2013 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities.  Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal stockholders is incorporated by reference from the information under the caption “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be distributed in connection with our 2013 annual meeting of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.  Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference from Item 5.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding transactions between us and our directors and executive officers is incorporated by reference from the information under the caption  “Transactions with Related Persons” of our definitive Proxy Statement to be distributed in connection with our 2013 annual meeting of stockholders.

Information regarding our independent directors is incorporated by reference from the information under the caption “Corporate Governance – Director Independence” in our definitive Proxy Statement to be distributed in connection with our 2013 annual meeting of stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption “Services and Fees During 2012 and 2011” in our definitive Proxy Statement to be distributed in connection with our 2013 annual meeting of stockholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements. The following financial statements are included in Item 8 of this Report:

●	Reports of Independent Registered Public Accounting Firms
●	Consolidated Balance Sheets as of December 31, 2012 and 2011
●	Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011
●	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012 and 2011
●	Consolidated Statements of Changes in Stockholders’ Equity Ended December 31, 2012 and 2011
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
●	Notes to Financial Statements – December 31, 2012 and 2011

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

1st FINANCIAL SERVICES CORPORATION

Date: March 4, 2013	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Mayer	Director and Chief Executive Officer (Principal Executive Officer)	March 4, 2013
Michael G. Mayer

/s/ Holly L. Schreiber	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2013
Holly L. Schreiber

/s/ Mary K. Dopko	Senior Vice President and Controller (Principal Accounting Officer)	March 4, 2013
Mary K. Dopko

/s/ Bradley B. Schnyder	Director	March 4, 2013
Bradley B. Schnyder

/s/ William H. Burton	Chairman and Director	March 4, 2013
William H. Burton

/s/ Michael D. Foster	Director	March 4, 2013
Michael D. Foster

/s/ Van F. Phillips	Director	March 4, 2013
Van F. Phillips

/s/ Vincent K. Rees	President and Director	March 4, 2013
Vincent K. Rees

EXHIBITS

Exhibit Number	Description

3.01	Registrant’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.01 to the Annual Report on Form 10-K filed with the SEC on March 27, 2009)

3.02	Registrant’s Bylaws, as amended (incorporated herein by reference to Exhibit 3.02 the Current Report on Form 8-K filed with the SEC on May 30, 2008)

3.03	Articles of Amendment (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2010)

4.01	Form of Certificate for the Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

4.02	Warrant dated November 14, 2008, for the purchase of shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 18, 2008)

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

10.12*
Form of Indemnification Agreement by and between the Registrant and each of its directors, and one of its officers, Peggy H. Denny (incorporated by reference to Exhibit 10(xv) to the Current Report on Form 8-K filed with the SEC on August 1, 2008)

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

10.18
Stipulation to the Issuance of a Consent Order between the Bank, and the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2010)

10.19
Lease agreement dated December 15, 2005, between the Bank and Great Meadows, Inc. with which Director Van F. Phillips is a principal officer and which relates to the Bank’s Marion branch office (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on March 30, 2010)

10.20*	Employment Agreement between Registrant and the Bank, and Holly L. Schreiber (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2010)

10.21
Stipulation and Consent to the Issuance of an Order to Pay Civil Money Penalty and Order to Pay a Civil Money Penalty (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2010)

10.22	Written Agreement between the Company and the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2010)

21.01	List of Subsidiaries (filed herewith)

23.01	Consent of Elliott Davis PLLC (filed herewith)

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer (filed herewith)

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber (filed herewith)

32.01	Rule 1350 Certifications (filed herewith)

99.01	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (filed herewith)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2012 and 2011, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements**.

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