Form 10-Q
period 2013-03-31
1st Financial Services CORP
filed 2013-05-02
CIK 1434743

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

YES   ☐    NO   ☑

Common Stock, $5 par value
5,204,385 shares outstanding as of May 1, 2013

1st Financial Services Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

1st Financial Services Corporation
Consolidated Balance Sheets
March 31, 2013 (Unaudited) and December 31, 2012

(dollars in thousands, except share and per share data)	March 31 2013	December 31 2012
Assets
Cash and noninterest-bearing bank deposits	$6,923	$9,710
Due from Federal Reserve Bank	31,928	26,503
Interest-bearing deposits with banks	2,217	2,435
Total cash and cash equivalents	41,068	38,648
Investment securities available for sale	248,745	253,829
Investment securities held to maturity (fair value of $1,250 at March 31, 2013
and December 31, 2012)	1,250	1,250
Restricted equity securities	2,855	3,052
Loans held for sale	3,142	5,805
Portfolio loans	374,634	387,657
Allowance for loan losses	(10,787)	(10,690)
Net portfolio loans	363,847	376,967
Bank-owned life insurance	13,414	13,326
Property and equipment, net	4,310	4,410
Accrued interest receivable	2,352	2,343
Foreclosed real estate	15,733	9,821
Other assets	747	980
Total assets	$697,463	$710,431

Liabilities and Stockholders’ Equity
Liabilities
Demand deposits	$84,570	$85,959
NOW accounts	70,265	71,685
Savings deposits	170,049	169,031
Money market accounts	60,623	60,868
Time deposits under $100	140,426	144,687
Time deposits of $100 and greater	145,367	151,610
Total deposits	671,300	683,840
Federal funds purchased and securities sold under
agreements to repurchase	408	436
Accrued interest payable	527	822
Other liabilities	5,505	5,651
Total liabilities	677,740	690,749

Stockholders’ equity
Preferred stock, no par value. 10,000,000 shares authorized; 16,369 shares
issued and outstanding	16,242	16,192
Common stock, $5.00 par value. 35,000,000 shares authorized;
5,204,385 shares issued and outstanding at March 31, 2013
and December 31, 2012	26,022	26,022
Common stock warrant	1,016	1,016
Additional paid-in capital	16,998	16,993
Retained deficit	(40,753)	(41,178)
Accumulated other comprehensive income	198	637
Total stockholders’ equity	19,723	19,682
Total liabilities and stockholders’ equity	$697,463	$710,431

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Operations
Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31
(dollars in thousands, except per share data)	2013	2012
Interest income
Loans and fees on loans	$4,599	$5,364
Investment securities	1,364	1,151
Due from Federal Reserve Bank	16	14
Interest-earning deposits with banks	4	15
Total interest income	5,983	6,544
Interest expense
Deposits	1,027	1,597
Federal funds purchased and securities sold under
agreements to repurchase	-	1
Total interest expense	1,027	1,598
Net interest income	4,956	4,946
Provision for loan losses	940	1,105
Net interest income after provision for loan losses	4,016	3,841
Noninterest income
Service charges on deposit accounts	312	357
Mortgage services revenue	663	623
Other service charges and fees	393	407
Increase in cash surrender value of life insurance	87	99
Gains on sales of investment securities, net	44	679
USDA/SBA loan sale and servicing revenue	2	564
Other income	92	57
Total noninterest income	1,593	2,786
Noninterest expense
Salaries and employee benefits	2,425	2,395
Occupancy	335	343
Equipment	192	202
Advertising	50	49
Data processing and telecommunications	512	469
Deposit insurance premiums	606	616
Professional fees	90	92
Printing and supplies	25	28
Foreclosed assets	475	1,345
Dues and subscriptions	30	34
Postage	40	52
Loan related expense	95	248
Corporate insurance	132	48
Other	127	122
Total noninterest expense	5,134	6,043
Income before income taxes	475	584
Income tax expense	-	-
Net income	475	584
Accretion of preferred stock to redemption value	50	50
Dividends on preferred stock	204	204
Net income available to common stockholders	$221	$330

Basic net income per common share	$0.04	$0.06
Diluted net income per common share	$0.04	$0.06
Basic weighted-average common shares outstanding	5,204,385	5,183,117
Diluted weighted-average common shares outstanding	5,204,385	5,183,117

See accompying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31
(dollars in thousands)	2013	2012
Net income	$475	$584
Other comprehensive loss, before tax
Investment securities available for sale
Change in net unrealized gains during the period	(670)	(124)
Reclassification adjustment for gains on sales included in net income	(44)	(679)
Other comprehensive loss, before tax	(714)	(803)
Benefit for income taxes related to items of other comprehensive loss	(275)	(310)
Other comprehensive loss, net of tax	(439)	(493)
Comprehensive income	$36	$91

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2013 and 2012 (Unaudited)

(dollars in thousands, except share data)
								Accumulated
								Other
						Additional		Comprehensive
	Common Stock			Preferred Stock		Paid-in	Retained	Income
	Shares	Amount	Warrant	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance, December 31, 2011	5,168,546	$25,843	$1,016	16,369	$15,989	$17,173	$(42,245)	$766	$18,542
Issuance of common stock
pursuant to restricted stock
plan	43,244	216	-	-	-	(216)	-	-	-
Forfeiture of nonvested stock
options	(21,507)	(108)	-	-	-	85	-	-	(23)
Compensation expense related
to restricted stock plan	-	-	-	-	-	9	-	-	9
Accretion of preferred stock to
redemption value	-	-	-	-	50	-	(50)	-	-
Net income	-	-	-	-	-	-	584	-	584
Other comprehensive loss, net
of tax	-	-	-	-	-	-	-	(493)	(493)
Balance, March 31, 2012	5,190,283	$25,951	$1,016	16,369	$16,039	$17,051	$(41,711)	$273	$18,619

Balance, December 31, 2012	5,204,385	$26,022	$1,016	16,369	$16,192	$16,993	$(41,178)	$637	$19,682
Compensation expense related
to restricted stock plan	-	-	-	-	-	5	-	-	5
Accretion of preferred stock to
redemption value	-	-	-	-	50	-	(50)	-	-
Net income	-	-	-	-	-	-	475	-	475
Other comprehensive loss, net
of tax	-	-	-	-	-	-	-	(439)	(439)
Balance, March 31, 2013	5,204,385	$26,022	$1,016	16,369	$16,242	$16,998	$(40,753)	$198	$19,723

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31
(dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$475	$584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202	225
Provision for loan losses	940	1,105
Amortization of premium on securities, net of discount accretion	166	353
Origination of held-for-sale loans	(23,538)	(21,295)
Proceeds from sales of held-for-sale loans	26,816	25,728
Net gains on sales of investment securities	(44)	(679)
Net gains on sales of USDA and SBA loans	-	(481)
Net gains on sales of held-for-sale loans	(615)	(535)
Net (gains) losses on sales of foreclosed real estate	(75)	201
Net gains on sales of repossessed assets	-	(52)
Net losses on sale or disposal of equipment	3	35
Stock compensation expense (benefit)	5	(14)
Writedowns of foreclosed real estate	299	267
Writedowns of repossessed assets	-	467
Increase in cash surrender value of bank-owned life insurance	(88)	(99)
Changes in assets and liabilities:
Accrued interest receivable	(9)	29
Other assets	233	(113)
Accrued interest payable	(295)	(207)
Other liabilities	130	864
Net cash provided by operating activities	4,605	6,383
Cash flows from investing activities
Purchases of investment securities available for sale	(26,789)	(51,335)
Sales of investment securities available for sale	8,997	15,197
Maturities of investment securities available for sale	2,539	4,553
Calls of investment securities available for sale	19,500	16,992
Redemptions of restricted equity securities	197	-
Purchases of restricted equity securities	-	(188)
Proceeds from sales of foreclosed real estate	854	1,525
Proceeds from sales of repossessed assets	-	1,833
Proceeds from sales of USDA and SBA loans	-	5,941
Net decrease in loans	5,190	7,509
Purchases of property and equipment	(105)	(128)
Net cash provided by investing activities	10,383	1,899
Cash flows from financing activities
Net increase (decrease) in deposits	(12,540)	4,398
Net decrease in securities sold under agreements to repurchase and
federal funds purchased	(28)	(34)
Repayment of FHLB advances	-	(3,952)
Net cash provided by (used by) financing activities	(12,568)	412
Net increase in cash and cash equivalents	2,420	8,694
Cash and cash equivalents, beginning of period	38,648	37,303
Cash and cash equivalents, end of period	$41,068	$45,997

Supplemental disclosure of cash flow information
Transfer of loans to foreclosed real estate	$6,990	$1,514
Transfer of loans to repossessed assets	-	2,544
Transfer of held-to-maturity securities to available-for-sale securities	-	2,917

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Note 1 - Summary of Significant Accounting Policies

Business and Basis of Presentation

1st Financial Services Corporation (1st Financial or the Company), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is the parent company for Mountain 1st Bank & Trust Company (the Bank). The Company essentially has no other assets or liabilities other than its investment in the Bank. Clear Focus Holdings, LLC, is a wholly owned real estate holdings subsidiary of the Bank. The Company is regulated, supervised, and examined by the Board of Governors of the Federal Reserve System (the Federal Reserve), and the North Carolina Commissioner of Banks (the Commissioner). The Company’s business activity consists of directing the activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of the Company as of March 31, 2013, its results of operations, comprehensive income, changes in stockholders’ equity and its cash flows for the three-month periods ended March 31, 2013 and 2012.

Management believes all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012, contained in the Company’s filing on Form 10-K with the Securities and Exchange Commission. The accounting policies of the Company and the Bank follow generally accepted accounting principles and practices within the financial services industry.

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
March 31, 2013

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, the realization of the deferred tax asset, and the determination of the fair value of financial instruments.

Reclassifications

Certain amounts in the 2012 consolidated financial statements were reclassified to conform to the 2013 presentation. These reclassifications had no effect on stockholders’ equity or results of operations as previously presented.

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
March 31, 2013

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

The FASB amended the Comprehensive Income topic of the ASC in February 2013. The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendment does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment was effective for the Company for reporting periods beginning after December 15, 2012. The amendment had no material effect on the financial statements.

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
March 31, 2013

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
March 31, 2013

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

The effects of the uncertain economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the economic downturn were particularly severe during 2009, 2010, and 2011. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio, as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. For 2012, the Bank recorded a $5.3 million provision to increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the risk inherent in the loan portfolio as of December 31, 2012. Nevertheless, given the current economic climate, management recognizes the possibility of further deterioration in the loan portfolio during 2013. For 2012, the Bank recorded net loan charge-offs of $5.2 million, or 1.32% of average loans, as compared to net loan charge-offs of $21.4 million, or 4.66% of average loans, for 2011. For the three months ended March 31, 2013, the Bank recorded net loan charge-offs of $843,000, or 0.89% of average loans, as compared to net loan charge-offs of $1.3 million, or 1.31% of average loans for the same period of 2012. Although asset quality has significantly improved during the past year, the Company’s low capital ratios have placed it in a weakened position to respond to adverse unforeseen events in the future.

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

The Company relies on dividends from the Bank as its primary source of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order described above further limit the Bank’s ability to pay dividends to the Company to satisfy its funding needs. Due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business, in which cash the Company could be liquidated.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

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

Note 3 - Restrictions on Cash

The Company is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Company or on deposit with the Federal Reserve Bank. At March 31, 2013 and December 31, 2012, all required reserves were met by the Company’s vault cash.

At March 31, 2013 and December 31, 2012, cash and cash equivalents totaling $941,000 were pledged as collateral against the Bank’s debit card and corporate credit card activity.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Investments in available-for-sale securities are as follows:

(in thousands)
	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$53,450	$360	$171	$53,639
Government-sponsored enterprises	150,720	302	220	150,802
Mortgage-backed securities	44,253	221	170	44,304
Total	$248,423	$883	$561	$248,745

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$38,736	$465	$132	$39,069
Government-sponsored enterprises	167,318	696	101	167,913
Mortgage-backed securities	46,738	250	141	46,847
Total	$252,792	$1,411	$374	$253,829

At March 31, 2013 and December 31, 2012, investment securities with an amortized cost of $35.0 million and $35.5 million and a fair value of $35.1 million and $35.8 million, respectively, were pledged as collateral for lines or credit, securities sold under agreements to repurchase, and other banking purposes. Additionally, at March 31, 2013 and December 31, 2012, investment securities with an amortized cost of $7.2 million and fair value of $7.3 million were pledged to the Federal Reserve Bank against the Bank’s check clearing activity. During the three months ended March 31, 2013, proceeds from sales of investment securities were $9.0 million with gains recognized on the sales of $74,000 and losses recognized on the sales of $30,000. U.S. government-sponsored securities totaling $19.5 million were called during the first three months of 2013. During the three months ended March 31, 2012, proceeds from the sale of investment securities totaled $15.2 million. The gross realized gains on the sales of investment securities totaled $679,000 with no gross realized losses. During that period, U.S. government-sponsored securities totaling $17.0 million were called.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Held-to-maturity securities are bonds, notes and debentures, for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity or call date.

Investments in held-to-maturity securities are as follows:

(in thousands)
	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other debt securities	$1,250	$-	$-	$1,250
Total	$1,250	$-	$-	$1,250

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other debt securities	$1,250	$-	$-	$1,250
Total	$1,250	$-	$-	$1,250

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. During the three months ended March 31, 2013 and 2012, the Company experienced no declines in the value of securities that were considered to be other than temporary in nature.

The following table details the gross unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position.

(in thousands)
	March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$19,378	$94	$2,117	$77	$21,495	$171
Government-sponsored enterprises	56,477	220	-	-	56,477	220
Mortgage-backed securities	15,102	170	-	-	15,102	170
Total	$90,957	$484	$2,117	$77	$93,074	$561

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$7,494	$49	$2,160	$83	$9,654	$132
Government-sponsored enterprises	25,807	101	-	-	25,807	101
Mortgage-backed securities	20,957	129	1,048	12	22,005	141
Total	$54,258	$279	$3,208	$95	$57,466	$374

As of March 31, 2013, three individual U.S. government agency securities (two U.S. Department of Agriculture securities and one Small Business Administration security) were in a continuous loss position for 12 months or more. As of December 31, 2012, the three above-mentioned U.S. government agency securities and one mortgage-backed security were in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these four securities until such time as the values recover or the securities mature. The Company believes, based on their credit ratings, the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered to be other than temporary.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

No held-to-maturity securities were in an unrealized loss position at March 31, 2013 or December 31, 2012.

The aggregate amortized cost and fair value of available-for-sale and held-to-maturity investment securities by remaining contractual maturity are shown below. Actual expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations.

Available-for-Sale Investment Securities
(in thousands)
	March 31, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies
Due within one year	$-	$-	$-	$-
Due after one but within five years	64	64	76	76
Due after five but within ten years	3,120	3,100	3,149	3,139
Due after ten years	50,266	50,475	35,511	35,854
Government-sponsored enterprises
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	52,786	52,915	59,390	59,721
Due after ten years	97,934	97,887	107,928	108,192
Mortgage-backed securities	44,253	44,304	46,738	46,847
Total	$248,423	$248,745	$252,792	$253,829

Held-to-Maturity Investment Securities
(in thousands)
	March 31, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Other debt securities
Due within one year	$-	$-	$-	$-
Due after one but within five years	-	-	-	-
Due after five but within ten years	1,250	1,250	1,250	1,250
Due after ten years	-	-	-	-
Total	$1,250	$1,250	$1,250	$1,250

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Note 5 - Loans

Following is a summary of the major components of loans, excluding loans held for sale.

(in thousands)
	March 31 2013	December 31 2012
Real estate:
Construction and development	$61,715	$68,954
1-4 family residential	127,417	126,468
Multifamily	6,903	6,292
Nonfarm, nonresidential	141,139	147,894
Total real estate	337,174	349,608
Commercial and industrial	34,910	35,182
Consumer	2,550	2,867
	374,634	387,657
Allowance for loan losses	(10,787)	(10,690)
Total	$363,847	$376,967

The Company sells the guaranteed portion of selected USDA and SBA loans in the secondary market, yet we retain the rights to service these loans. At the time the loan is sold, we recognize a loan servicing asset and thereafter, we recognize monthly service fee income, net of servicing asset amortization. There were no USDA or SBA loan sales during the first three months of 2013. During the first three months of 2012, the guaranteed portion of USDA and SBA loans sold totaled $5.4 million with gains of $557,000 recognized on the sales. Loans serviced for others totaled $22.5 million at March 31, 2013 and $22.8 million at December 31, 2012, and the associated loan servicing asset was $247,000 at March 31, 2013, compared to $280,000 at December 31, 2012. Servicing income, net of amortization, totaled $2,000 and $7,000 for the three months ended March 31, 2013 and 2012, respectively.

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

The Company uses a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the nine risk grades is as follows:

●
Rating 1 – Extremely Low Risk. Low Risk assets are of the highest quality with an unquestioned capacity for repayment. These borrowers are generally international, national, or regional in scope and the debt rating, if available, is AAA (S&P) or Aaa (Moody’s). The borrower has ready access to all public financing markets. Management has a demonstrated successful track record and a succession plan is in place for highly qualified replacements. Financial statements are audited without qualification by reputable CPA firms. Loans are also considered extremely low risk when the collateral consists of properly margined bank certificates of deposit and shorter-term U.S. government securities.

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
March 31, 2013

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
March 31, 2013

Commercial loans with a risk rating of 1 through 5 are classified as “Pass” rated credits in the following tables. Nonrated consumer loans are also classified as “Pass.” The following is a summary of information pertaining to credit quality.

Loan Analysis by Credit Quality Indicators
(in thousands)
	March 31, 2013
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Total
Extremely low risk - 1	$-	$-	$-	$-	$3,518	$1	$3,519
Minimal risk - 2	-	-	-	236	117	-	353
Moderate risk - 3	833	1,395	2,580	9,908	7,050	15	21,781
Satisfactory risk - 4	6,336	10,978	2,711	47,775	15,073	269	83,142
Acceptable risk - 5	20,664	13,179	1,612	50,331	7,651	6	93,443
Special mention - 6	13,371	4,476	-	20,166	355	-	38,368
Substandard - 7	12,299	4,287	-	12,723	1,146	3	30,458
Doubtful - 8	-	41	-	-	-	-	41
Consumer, not graded	8,212	93,061	-	-	-	2,256	103,529
Total	$61,715	$127,417	$6,903	$141,139	$34,910	$2,550	$374,634

	December 31, 2012
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Total
Extremely low risk - 1	$-	$-	$-	$-	$3,552	$-	$3,552
Minimal risk - 2	-	-	-	240	130	-	370
Moderate risk - 3	596	1,729	2,600	11,948	4,246	17	21,136
Satisfactory risk - 4	6,545	11,122	2,049	49,371	16,358	292	85,737
Acceptable risk - 5	22,286	10,290	1,643	49,051	9,297	4	92,571
Special mention - 6	14,824	6,924	-	20,980	648	-	43,376
Substandard - 7	15,711	5,133	-	16,304	951	12	38,111
Doubtful - 8	-	42	-	-	-	-	42
Consumer, not graded	8,992	91,228	-	-	-	2,542	102,762
Total	$68,954	$126,468	$6,292	$147,894	$35,182	$2,867	$387,657

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The following is a summary loan aging analysis.

(in thousands)
	March 31, 2013
					Total
	Past Due and Accruing				Past Due &
	30-59 days	60-89 days	90 or more days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and
development	$770	$140	$-	$5,434	$6,344	$55,371	$61,715
1-4 family residential	461	106	-	6,940	7,507	119,910	127,417
Multifamily	-	-	-	-	-	6,903	6,903
Nonfarm, nonresidential	482	187	-	8,468	9,137	132,002	141,139
Total real estate loans	1,713	433	-	20,842	22,988	314,186	337,174
Commercial and industrial	226	191	-	454	871	34,039	34,910
Consumer	30	3	-	-	33	2,517	2,550
Total loans	$1,969	$627	$-	$21,296	$23,892	$350,742	$374,634

	December 31, 2012
					Total
	Past Due and Accruing				Past Due &
	30-59 days	60-89 days	90 or more days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and
development	$173	$-	$-	$10,012	$10,185	$58,769	$68,954
1-4 family residential	713	102	-	6,774	7,589	118,879	126,468
Multifamily	-	-	-	-	-	6,292	6,292
Nonfarm, nonresidential	469	-	-	11,523	11,992	135,902	147,894
Total real estate loans	1,355	102	-	28,309	29,766	319,842	349,608
Commercial and industrial	249	-	-	246	495	34,687	35,182
Consumer	-	2	-	10	12	2,855	2,867
Total loans	$1,604	$104	$-	$28,565	$30,273	$357,384	$387,657

At March 31, 2013, the Company had $21.3 million in nonaccrual loans, compared to $28.6 million at December 31, 2012. The year-to-date foregone interest associated with these loans, which averaged $21.6 million for the three months ended March 31, 2013, and $30.1 million for the comparable period in 2012, was $321,000 and $508,000 for the respective periods.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The following table summarizes information relative to impaired loans.

Impaired Loan Schedule
(in thousands)
	March 31, 2013
	Construction & Land Development	1-4 Family Residential	Nonfarm Nonresidential	Commercial & Industrial
					Consumer	Total
With no related allowance recorded
Recorded investment	$6,658	$7,562	$11,152	$2,970	$-	$28,342
Unpaid principal balance	8,955	8,648	11,590	3,080	-	32,273
Related allowance	-	-	-	-	-	-
Average recorded investment	9,551	7,598	11,262	3,088	-	31,499
Interest income recognized	65	60	133	40	-	298
With an allowance recorded
Recorded investment	$6,080	$1,815	$6,740	$1,480	$47	$16,162
Unpaid principal balance	6,208	1,880	6,842	1,480	47	16,457
Related allowance	2,622	256	461	241	2	3,582
Average recorded investment	6,088	1,827	6,768	1,497	48	16,228
Interest income recognized	63	16	98	4	-	181
Total
Recorded investment	$12,738	$9,377	$17,892	$4,450	$47	$44,504
Unpaid principal balance	15,163	10,528	18,432	4,560	47	48,730
Related allowance	2,622	256	461	241	2	3,582
Average recorded investment	15,639	9,425	18,030	4,585	48	47,727
Interest income recognized	128	76	231	44	-	479

	December 31, 2012
	Construction & Land Development	1-4 Family Residential	Nonfarm Nonresidential	Commercial & Industrial
					Consumer	Total
With no related allowance recorded
Recorded investment	$11,010	$7,008	$9,979	$3,372	$-	$31,369
Unpaid principal balance	14,532	8,173	10,303	3,481	-	36,489
Related allowance	-	-	-	-	-	-
Average recorded investment	12,147	7,273	10,134	4,108	-	33,662
Interest income recognized	410	301	456	270	-	1,437
With an allowance recorded
Recorded investment	$4,666	$1,300	$10,497	$1,086	$48	$17,597
Unpaid principal balance	4,793	1,362	11,130	1,086	48	18,419
Related allowance	1,834	171	1,142	146	2	3,295
Average recorded investment	4,824	1,371	10,788	1,156	49	18,188
Interest income recognized	262	64	430	71	2	829
Total
Recorded investment	$15,676	$8,308	$20,476	$4,458	$48	$48,966
Unpaid principal balance	19,325	9,535	21,433	4,567	48	54,908
Related allowance	1,834	171	1,142	146	2	3,295
Average recorded investment	16,971	8,644	20,922	5,264	49	51,850
Interest income recognized	672	365	886	341	2	2,266

Included in impaired loans, are troubled debt restructurings (TDRs), which totaled $19.4 million at March 31, 2013 compared to $21.8 million at December 31, 2012. As of March 31, 2013, $5.0 million of TDRs were accruing interest compared to $4.8 million at December 31, 2012. The allowance for loan losses associated with these loans, on the basis of a current evaluation of loss was $481,000 at March 31, 2013 and $220,000 at December 31, 2012, respectively.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Troubled Debt Restructurings (TDRs)

The following table summarizes the pre-modification and post-modification balance of TDRs at the dates indicated.

(in thousands, except contracts)
	At March 31, 2013			At December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction & land development	9	$6,921	$5,276	9	$9,471	$6,580
1-4 family residential	23	8,015	6,606	23	8,024	6,583
Nonfarm, nonresidential	14	7,852	7,460	13	9,089	8,608
Total real estate loans	46	22,788	19,342	45	26,584	21,771
Commercial and industrial	3	142	17	3	142	20
Consumer	1	51	48	1	51	48
Total loans	50	$22,981	$19,407	49	$26,777	$21,839

The following table summarizes, by class, loans that were modified resulting in TDRs during the periods indicated.

(in thousands, except contracts)
	For the Three Months Ended March 31
	2013			2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction & land development	1	$51	51	3	$1,731	$1,427
1-4 family residential	1	216	174	2	371	370
Nonfarm, nonresidential	3	2,438	2,355	-	-	-
Total real estate loans	5	2,705	2,580	5	2,102	1,797
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	5	$2,705	$2,580	5	$2,102	$1,797

The following table summarizes, by type of concession, loans that were modified resulting in TDRs during the periods indicated.

(in thousands, except contracts)
	For the Three Months Ended March 31
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Rate concessions	-	$-	-	$-
Term concessions	1	51	3	1,566
Rate and term concessions	1	252	-	-
Total rate or term concessions	2	303	3	1,566
Foreclosures	3	2,277	2	231
Total concessions	5	$2,580	5	$1,797

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The following table summarizes TDRs removed from this classification during the periods indicated.

(in thousands, except contracts)
	For the Three Months Ended March 31
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Construction & land development	1	$1,144	4	$1,100
1-4 family residential	1	85	1	23
Nonfarm, nonresidential	2	3,467	2	888
Total real estate loans	4	4,696	7	2,011
Commercial and industrial	-	-	3	2,501
Total loans	4	$4,696	10	$4,512

The following table summarizes, by class, loans modified resulting in TDRs for which there was a payment default during the periods indicated.

(in thousands, except contracts)
	For the Three Months Ended March 31
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Construction & land development	-	$-	5	$486
1-4 family residential	-	-	-	-
Nonfarm, nonresidential	-	-	-	-
Total real estate loans	-	-	5	486
Commercial and industrial	-	-	-	-
Total loans	-	$-	5	$486

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The following table provides information about the Bank’s nonperforming assets at the dates indicated.

(dollars in thousands)
	March 31 2013	December 31 2012
Nonaccrual loans	$21,296	$28,565
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	21,296	28,565
Foreclosed real estate	15,733	9,821
Repossessed assets	-	-
Total nonperforming assets	$37,029	$38,386
Allowance for loan losses	$10,787	$10,690
Nonperforming loans to period-end loans, excluding loans held for sale	5.68%	7.37%
Allowance for loan losses to period-end loans, excluding loans held for sale	2.88%	2.76%
Nonperforming assets as a percentage of:
Loans and foreclosed assets	9.49%	9.66%
Total assets	5.31%	5.40%

Ratio of allowance for loan losses to nonperforming loans	50.7%	37.4%

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Note 6 - Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)
	Three Months Ended March 31
	2013	2012

Balance at beginning of the period	$10,690	$10,650
Provision for loan losses	940	1,105
Charge-offs
Construction and development	66	477
1-4 family residential	1	844
Nonfarm, nonresidential	853	112
Total real estate	920	1,433
Commercial	-	47
Consumer	11	28
Total charge-offs	931	1,508
Recoveries
Construction and development	59	97
1-4 family residential	-	23
Nonfarm, nonresidential	1	-
Total real estate	60	120
Commercial	28	45
Consumer	-	2
Total recoveries	88	167
Net charge-offs	843	1,341
Balance at end of period	$10,787	$10,414
Average loans, excluding loans held for sale	$383,007	$412,275
Period end loans, excluding loans held for sale	$374,634	$400,534
Net charge-offs to average loans, excluding loans held for sale (1)	0.89%	1.31%
Allowance for loan losses to period end loans, excluding loans held for sale	2.88%	2.60%

(1) Annualized

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The following tables outline the changes in the allowance for loan losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at March 31, 2013 and December 31, 2012.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
(in thousands)
	As of and for the Three Months Ended March 31, 2013
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$5,503	$2,142	$45	$1,976	$817	$107	$100	$10,690
Provision for loan losses	582	64	5	291	77	4	(83)	940
Charge-offs	(66)	(1)	-	(853)	-	(11)	-	(931)
Recoveries	59	-	-	1	28	-	-	88
Ending balance	$6,078	$2,205	$50	$1,415	$922	$100	$17	$10,787

Ending allowance balance for
loans individually evaluated
for impairment	$2,622	$256	$-	$461	$241	$2	$-	$3,582

Ending allowance balance for
loans collectively evaluated
for impairment	$3,456	$1,949	$50	$954	$681	$98	$17	$7,205

Loans Receivable
Total period-end balance	$61,715	$127,417	$6,903	$141,139	$34,910	$2,550	$-	$374,634
Balance of loans individually
evaluated for impairment	$12,738	$9,377	$-	$17,892	$4,450	$47	$-	$44,504
Balance of loans collectively
evaluated for impairment	$48,977	$118,040	$6,903	$123,247	$30,460	$2,503	$-	$330,130

	As of and for the Year Ended December 31, 2012
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$6,463	$1,553	$52	$1,277	$1,182	$92	$31	$10,650
Provision for loan losses	1,096	2,553	(7)	1,503	(14)	76	69	5,276
Charge-offs	(2,272)	(2,059)	-	(830)	(597)	(69)	-	(5,827)
Recoveries	216	95	-	26	246	8	-	591
Ending balance	$5,503	$2,142	$45	$1,976	$817	$107	$100	$10,690

Ending allowance balance for
loans individually evaluated
for impairment	$1,834	$171	$-	$1,142	$146	$2	$-	$3,295

Ending allowance balance for
loans collectively evaluated
for impairment	$3,669	$1,971	$45	$834	$671	$105	$100	$7,395

Loans Receivable
Total period-end balance	$68,954	$126,468	$6,292	$147,894	$35,182	$2,867	$-	$387,657
Balance of loans individually
evaluated for impairment	$15,676	$8,308	$-	$20,476	$4,458	$48	$-	$48,966
Balance of loans collectively
evaluated for impairment	$53,278	$118,160	$6,292	$127,418	$30,724	$2,819	$-	$338,691

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Note 7 - Foreclosed Real Estate and Repossessed Assets

The following table shows the composition of foreclosed real estate.

(in thousands)
	March 31 2013	December 31 2012

Construction and development	$10,474	$7,164
1-4 family residential	448	433
Nonfarm, nonresidential	4,811	2,224
Balance at end of period	$15,733	$9,821

The following table summarizes the activity in foreclosed real estate for the three months ended March 31, 2013 and the year ended December 31, 2012.

(in thousands)
	March 31 2013	December 31 2012
Balance at beginning of year	$9,821	$19,333
Additions from loans	6,990	4,773
Sales	(779)	(13,302)
Writedowns	(299)	(983)
Balance at end of period	$15,733	$9,821

The Company had no repossessed assets at March 31, 2013 or December 31, 2012.

Note 8 - Restricted Equity Securities

The Bank, as a member institution is required to own stock in the Federal Home Loan Bank of Atlanta (FHLB). No ready market exists for this stock and it has no quoted market value; however, redemption of this stock has historically been at par. At March 31, 2013 and December 31, 2012, the Bank owned $853,000 and $1.1 million, respectively, in FHLB stock. Investments in FHLB stock, in excess of the minimum amount required by the FHLB, are redeemed at the discretion of the FHLB. During the first three months of 2013, $197,000 of excess FHLB stock was redeemed, which represented all stock in excess of the minimum amount required at that date. Also included in restricted equity securities at March 31, 2013 and December 31, 2012, was an investment in the Senior Housing Crime Prevention Fund of $500,000, an investment in Pacific Coast Bankers Bank stock of $102,000, and an investment in Capital South Partners, LLC (a Small Business Investment Corporation), of $1.4 million. As of March 31, 2013, unfunded commitments on the Capital South Partners, LLC investment totaled $350,000.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Note 9 - Property and Equipment

The following table highlights the components of property and equipment and accumulated depreciation at the dates indicated.

(in thousands)
	March 31	December 31
	2013	2012
Premises:
Land and land improvements	$860	$832
Buildings	1,602	1,602
Leasehold improvements	2,146	2,143
Furniture and fixtures	3,769	3,730
Computer and telecom equipment and software	1,411	1,390
Other	26	26
Property and equipment, total	9,814	9,723
Less accumulated depreciation	(5,504)	(5,313)
Property and equipment, net	$4,310	$4,410

Depreciation expense totaled $202,000 and $225,000 for the three month periods ended March 31, 2013 and 2012, respectively.

Note 10 - Time Deposits

Time deposits totaled $285.8 million at March 31, 2013, compared to $296.3 million at December 31, 2012. Of that total, time deposits in denominations of $100,000 or more were $145.4 million and $151.6 million at March 31, 2013 and December 31, 2012, respectively. Interest expense on deposits of $100,000 or more aggregated $394,000 and $567,000 for the three months ended March 31, 2013 and 2012, respectively.

Time deposits maturing subsequent to March 31, 2013, are as follows:

(in thousands)
Maturing in	Amount
2013	$206,364
2014	42,243
2015	15,021
2016	13,941
2017	7,415
2018	809
$285,793

At March 31, 2013 and December 31, 2012, the Company had $447,000 and $937,000, respectively, in brokered certificates of deposit. Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposit), unless it first receives an appropriate waiver from the FDIC. Accordingly, as brokered certificates of deposit mature, the certificates are not being rolled over into other certificates.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Note 11 - Borrowings

At March 31, 2013 and December 31, 2012, the Company’s borrowings consisted of securities sold under agreements to repurchase and are summarized below:

(dollars in thousands)
	March 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase	$408	0.19%	$436	0.21%
Total	$408	0.19%	$436	0.21%

Note 12 - Income Taxes

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

During 2010, the Company reached a three-year cumulative pre-tax loss position and at that time, recorded a partial valuation allowance in the amount of $4.0 million. During 2011, based upon additional losses and the weighting ascribed to this evidence, the Company determined a full valuation allowance was necessary under the accounting standards and established an allowance totaling $18.0 million to reflect its estimate of net realizable value as of the financial statement date. As of March 31, 2013 and December 31, 2012, the valuation allowance totaled $17.5 million and $17.6 million, respectively.

Pursuant to accounting pronouncement ASC 740-10, the Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns. Based on its evaluation of these tax positions for its open tax years, the Company has not recorded any tax liability or uncertain tax positions as of March 31, 2013 and December 31, 2012. Federal tax returns have been examined by the Internal Revenue Service through 2008.

Note 13 - Net Income per Common Share

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

For the three months ended March 31, 2013, basic weighted-average shares and diluted weighted-average shares outstanding were 5,204,385, equating to basic earnings per share and diluted earnings per share of $0.04 per share for the period. For the three months ended March 31, 2012, basic weighted-average shares and diluted weighted-average shares outstanding totaled 5,183,117, amounting to basic earnings per share and diluted earnings per share of $0.06 per share for the period.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Additionally, 690,108 shares attributable to outstanding stock options and a warrant to purchase 276,815 shares of common stock were excluded from the calculation of net income per share for the three months ended March 31, 2013, because their inclusion was not deemed to be dilutive as their exercise price was greater than the average market price of the common shares. For the three months ended March 31, 2012, 693,038 options and a warrant to purchase 276,815 shares of common stock were excluded from the net income per share calculations for the same reason.

Note 14 - Contingent Liabilities, Commitments, and Uncertainties

Litigation

In the normal course of business, the Company is often involved in various legal proceedings. Management believes any liability resulting from such proceedings will not be material to the consolidated financial statements.

Commitments

Effective October 2008, the Bank entered into an agreement with a third party to provide data processing services through October 31, 2015, at a monthly charge of approximately $115,000. The contract stipulates the Company is liable for a penalty in the event of early termination. The early termination penalty ratably declines as the contract matures.

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

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operation restrictions, resulting from the regulators’ judgments based on information available to them at the time of their examination. See Note 2 – Enforcement Actions and Going Concern Considerations for discussion of the Consent Order and the Written Agreement entered into by the Bank and the Company, respectively, during 2010.

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

(in thousands)
	March 31 2013	December 31 2012
Commitments to extend credit	$39,580	$38,762
Standby letters of credit	224	251
Total	$39,804	$39,013

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans, investment securities, federal funds sold, and amounts due from banks with loans accounting for the most significant risk.

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

Recently, banking regulators have raised concern and have heightened regulatory scrutiny regarding loan portfolios with concentrations of loans collateralized by real estate, particularly commercial real estate (CRE). They have defined CRE to include construction loans, acquisition and development loans, loans collateralized with tracts of raw land for speculative purposes, any sort of commercial premise unless it is owner occupied and a number of other subcategories. Approximately 90% of the Bank’s loan portfolio is collateralized by real estate.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (LTV). Regulatory guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital. These types of loans totaled $24.8 million at March 31, 2013, representing 101.9% of the Bank’s total risk-based capital. At December 31, 2012, loans in excess of the regulatory loan-to-value ratio limits totaled $26.8 million, or 111.8% of total risk-based capital.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Note 15 - Stock Based Compensation

Stock Option Plans

The Employee Stock Option Plan and the Director Stock Option Plan provide up to 497,110 shares (adjusted for all stock splits) of the Company’s common stock may be issued under each of these plans for a combined total of 994,220 shares. Options granted under the Employee Stock Option Plan and the Director Stock Option Plan may be vested immediately and expire no more than 10 years from date of grant. The exercise price for any options granted under these plans is set by the Board of Directors at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split). No options were granted or exercised under either the Director Stock Option Plan or Employee Stock Option Plan during the three months ended March 31, 2013, during which period 781 options were forfeited. It is the Company’s policy to issue shares to satisfy option exercises. The total number of options outstanding at March 31, 2013, was 497,110 in the Director Stock Option Plan and 192,998 in the Employee Stock Option Plan.

No stock compensation expense was recognized by the Company during the first three months of 2013 or 2012 related to the vesting of stock options and as of March 31, 2013, there was no unrecognized compensation cost related to outstanding stock options. There is no intrinsic value in these stock options as of March 31, 2013, as the exercise prices are greater than the last traded price of the Company's common stock.

A summary of the activity in the Company’s Stock Option Plans and related information for the three months ended March 31, 2013 is as follows:

	Outstanding Options		Exercisable Options
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2012	690,889	$8.30	690,889	$8.30
Options granted	-	-	-	-
Options vested	-	-	-	-
Options forfeited	(781)	13.31	(781)	13.31
At March 31, 2013	690,108	$8.29	690,108	$8.29

Additional information concerning outstanding options under the Company’s Plans as of March 31, 2013, is as follows:

				Weighted Average Remaining Contractual Life (in Years)
			Average Intrinsic Value
	Number Outstanding	Number Exercisable
Exercise Price
$5.63	457,898	457,898	$-	1.24
$13.31	213,904	213,904	-	2.50
$14.08	12,056	12,056	-	2.24
$20.60	6,250	6,250	-	2.67
Total	690,108	690,108	$-	1.66

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Nonvested share activity under the Plan for the three months ended March 31, 2013, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2012	159,867	$0.55
Granted	-	-
Vested	(37,922)	0.98
Forfeited	-	-
Outstanding at March 31, 2013	121,945	$0.41

Compensation expense recognized for nonvested service-based shares totaled $5,000 and $9,000, respectively, for the three months ended March 31, 2013 and 2012. Separately, during the first three months of 2012, $22,000 of stock compensation expense was reversed upon the forfeiture of nonvested service-based shares. As of March 31, 2013, there was $12,000 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan. This cost is expected to be recognized over a remaining weighted-average period of 3.4 months.

Note 16 - Fair Value of Financial Instruments

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The methods and assumptions used to estimate the fair value of each class of financial instrument are summarized in Note 19 of the Company’s filing on Form 10-K for the year ended December 31, 2012. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

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

(in thousands)
		March 31, 2013
	March 31 2013	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government agencies	$53,639	$-	$53,639	$-
Government-sponsored enterprises	150,802	-	150,802	-
Mortgage-backed securities	44,304	-	44,304	-
Total	$248,745	$-	$248,745	$-

		December 31, 2012
	December 31 2012	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government agencies	$39,069	$-	$39,069	$-
Government-sponsored enterprises	167,913	-	167,913	-
Mortgage-backed securities	46,847	-	46,847	-
Total	$253,829	$-	$253,829	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at March 31, 2013 or December 31, 2012.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Assets measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012 are as follows:

(in thousands)
		March 31, 2013
	March 31 2013	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and land development	$10,116	$-	$10,116	$-
1-4 family residential	9,121	-	9,121	-
Nonfarm, non residential	17,431	-	17,431	-
Total impaired real estate loans	36,668		36,668	-
Commercial and industrial	4,209	-	4,209	-
Consumer	45	-	45	-
Total impaired loans	40,922	-	40,922	-
Mortgage loans held for sale	3,142	-	3,142	-
Foreclosed real estate	15,733	-	15,733	-
Total	$59,797	$-	$59,797	$-

		December 31, 2012
	December 31 2012	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and land development	$13,842	$-	$13,842	$-
1-4 family residential	8,137	-	8,137	-
Nonfarm, non residential	19,334	-	19,334	-
Total impaired real estate loans	41,313		41,313
Commercial and industrial	4,312	-	4,312	-
Consumer	46	-	46	-
Total impaired loans	45,671	-	45,671	-
Mortgage loans held for sale	5,805	-	5,805	-
Foreclosed real estate	9,821	-	9,821	-
Total	$61,297	$-	$61,297	$-

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis at March 31, 2013 or December 31, 2012.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

(in thousands)
	March 31, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial instruments-assets
Loans (1)	$322,925	$323,375	$331,296	$332,764
Financial instruments-liabilities
Deposits	671,300	668,644	683,840	681,389

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

Real estate acquired in settlement of loans is adjusted to fair value upon transfer of the loans. Subsequently, the assets are carried at the lower of carrying value or fair value less costs to sell. Fair value is based upon independent market prices, fair values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market prices or current appraised value, the Company records the asset as non-recurring level 2 inputs.

Mortgage loans held for sale are carried at the lower of cost or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics and accordingly, considered non-recurring level 2 inputs.

There were no transfers of assets measured at fair value between Level 1 and Level 2 measurements during the three months ended March 31, 2013.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Due to insufficient funding at the holding company level and restrictions placed on it under the Consent Order and the Written Agreement, the Company has deferred the payment of the last 11 quarterly dividends on the Preferred Stock, with the total amount deferred equaling $2.3 million as of March 31, 2013. Until the Company pays in full these deferred Preferred Stock dividends, no dividends may be paid on the common stock.

Restriction on Dividends

As a North Carolina banking corporation, the Company may not pay cash dividends if it is “undercapitalized” (as that term is defined in the Federal Deposit Insurance Act) or would become undercapitalized after making the payment. Regulatory authorities may further limit payment of dividends when it is determined that such a limitation is in the public interest and is necessary to ensure a bank’s financial soundness. As discussed in Note 2, the Bank is restricted from paying dividends without the approval of the FDIC and the Commissioner.

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

The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the applicable regulations.

As of March 31, 2013, the most recent notification from the Bank’s primary regulator categorized the Bank as “significantly undercapitalized” under the regulatory framework for prompt corrective action. Since that date, no conditions or events have occurred of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s category.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The table below summarizes the Company and the Bank’s capital ratios at March 31, 2013 and December 31, 2012.

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Total Capital (to Risk-weighted Assets)
Company	$24,343	6.42%	$30,355	8.00%	n/a	n/a
Bank	24,308	6.41%	30,355	8.00%	$37,944	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$19,525	5.15%	$15,178	4.00%	n/a	n/a
Bank	19,490	5.14%	15,178	4.00%	$22,767	6.00%
Tier I Capital (to Average Assets)
Company	$19,525	2.81%	$27,806	4.00%	n/a	n/a
Bank	19,490	2.80%	27,806	4.00%	$34,757	5.00%

As of December 31, 2012
Total Capital (to Risk-weighted Assets)
Company	$24,029	6.11%	$31,438	8.00%	n/a	n/a
Bank	24,014	6.11%	31,438	8.00%	$39,298	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$19,045	4.85%	$15,719	4.00%	n/a	n/a
Bank	19,030	4.84%	15,719	4.00%	$23,579	6.00%
Tier I Capital (to Average Assets)
Company	$19,045	2.64%	$28,822	4.00%	n/a	n/a
Bank	19,030	2.64%	28,822	4.00%	$36,028	5.00%

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

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

Because the Company has no separate operations and conducts no business on its own other than owning the Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the “Company”, unless otherwise noted.

The Bank competes for loans and deposits throughout the markets it serves. The Bank, like other financial institutions, derives most of its revenue from net interest income, which is the difference between the income it earns on loans and securities minus the interest expense it incurs on deposits and borrowings.

Management has provided the following discussion and analysis to address information about the Company’s financial condition and results of operations, which may not otherwise be apparent from the consolidated financial statements included in this Report. Reference should be made to those statements for an understanding of the following discussion and analysis. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto located herein and in the Company’s filing on Form 10-K for the year ended December 31, 2012.

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Those statements may be identified by the use of terms such as “may”, “will”, “should”, “could,” “plans”, “intends”, “anticipates”, “expects”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) there is substantial doubt about the ability of 1st Financial to continue as a going concern; (2) 1st Financial and its subsidiary, Mountain 1st Bank and Trust Company (the Bank) may be subject to additional, heightened enforcement actions, and ultimately the Bank may be placed under conservatorship or receivership if we do not raise additional capital or otherwise comply with the Consent Order (the Consent Order) with the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks (the Commissioner) and the Written Agreement (the Written Agreement), with the Federal Reserve Bank of Richmond (Federal Reserve Bank), or if our condition deteriorates; (3) we need to raise additional capital in the future in order to satisfy regulatory requirements, but that capital may not be available when it is needed; (4) the impact of the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the precise nature, extent, and timing of many of these reforms and the impact on us is still uncertain; (5) competitive pressure among depository institutions increases significantly; (6) further credit quality deterioration, which could cause an increase in the provisions for loan losses; (7) general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are worse than expected; (8) regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank; (9) revenues are lower than expected; (10) the availability of and/or an unexpectedly high cost of additional capital; (11) the effects of the FDIC deposit insurance premiums and assessments; (12) the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (13) volatility in the credit or equity markets and its effect on the general economy;  (14) demand for the products or services of the Company, as well as its ability to attract and retain qualified people; (15) the effect of other requirements in the Consent Order and the Written Agreement to which we are subject and any further regulatory actions; (16) the costs and effects of legal, accounting, and regulatory developments and compliance, including the Consent Order and the Written Agreement; and (17) premiums for D&O insurance may increase: we may be unable to renew our D&O insurance policy on acceptable terms. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (SEC) on March 5, 2013 (the Annual Report). The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

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

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

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

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

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

●
1st Financial shall not declare or pay any dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve Bank.

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

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

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

"Significantly Undercapitalized" Capital Category

At March 31, 2013, the Bank was deemed "significantly undercapitalized". As such, the Bank is subject to the restrictions in Section 38 of the Federal Deposit Insurance Act and the related FDIC rules and regulations that apply to "significantly undercapitalized" institutions, including restrictions on:

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

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

Going Concern Considerations

As discussed in Item 7 of the Company’s filing on Form 10-K for the year ended December 31, 2012, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations", and in Note 2 to the accompanying consolidated financial statements, although the Company was profitable in 2012 and the first quarter of 2013, the Company has suffered recurring losses that have eroded regulatory capital ratios, and the Bank is under a Consent Order that requires, among other provisions, capital ratios to be maintained at certain heightened levels. In addition, the Company is under a Written Agreement that requires, among other provisions, the submission of a capital plan to improve the Company’s and the Bank’s capital levels. As of March 31, 2013, both the Bank and the Company are considered “significantly undercapitalized” based on their respective regulatory capital levels. These considerations raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

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
Management's Discussion and Analysis
March 31, 2013

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

At March 31, 2013, the Bank was deemed "significantly undercapitalized". As such, the Bank is subject to certain restrictions, as discussed under “"Significantly Undercapitalized" Capital Category” in Item 1.

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

Our significant accounting policies are discussed in Note 1 to the audited consolidated financial statements for the year ended December 31, 2012, contained in the Company’s Annual Report on Form 10-K. Of those significant accounting policies, we have determined that accounting for our allowance for loan losses, foreclosed real estate, the realization of our deferred tax asset, and the determination of fair value of financial instruments are deemed critical because of the valuation techniques used and the sensitivity of the amounts recorded in our consolidated financial statements to the methods, assumptions, and estimates underlying these balances. Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available. Reference should be made to the Annual Report for a detailed discussion of these critical accounting policies.

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history. Unemployment is close to record levels and both residential and commercial real estate values have been adversely impacted. Since 2008, with the slowing economy, falling real estate values and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality. Continued weakness in the Western North Carolina real estate market was the primary reason for the Company’s providing an increase to the allowance for loan losses of $5.3 million and $15.8 million in 2012 and 2011, respectively. For the three-month period ended March 31, 2013, the provision for loan losses totaled $940,000 with net charge-offs totaling $843,000. We have experienced some margin contraction, as we are unable to reinvest proceeds from loan and security repayments at the same yields. We also expect to continue to incur increased expense as we manage our troubled assets. Our markets continue to feel the effects of the recession and we do not foresee substantial improvements in either unemployment or real estate values until late 2013 at the earliest.

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

The Company believes its current base of business is relatively well diversified as is the general economic base of the region as a whole. The principal concentration identified by management within the Company’s lending portfolio is in loans secured by real estate. At March 31, 2013, loans collateralized by real estate comprised 90% of the Company’s total loan portfolio. Management believes concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral. These include residential, multifamily, and both income-producing and owner-occupied commercial properties. The Company’s loan portfolio includes $61.7 million in loans classified as construction or acquisition and development (of which $38.3 million are land loans) and $141.1 million in loans classified as commercial real estate (CRE), representing 16.5% and 37.7%, respectively, of the total portfolio. By way of comparison, at December 31, 2012, the Company’s loan portfolio included $69.0 million in loans classified as construction or acquisition and development (of which $41.6 million were land loans) and $147.9 million in loans classified as CRE, representing 17.8% and 38.2%, respectively, of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices, such as loans with high loan-to-value ratios. At March 31, 2013, loans exceeding regulatory loan-to-value guidelines represented 101.9% of risk-based capital, primarily attributable to the Bank’s reduced capital due to losses incurred in the past several years, combined with market value declines on the underlying collateral of the Bank’s real estate loan portfolio.

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

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

The Company’s primary source of revenue is derived from interest income produced through traditional banking activities, such as generating loans and earning interest on securities. Additional sources of income are derived from fees on deposit accounts and the origination and sale of residential loans.

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

Financial Overview

The Company’s total assets were $697.5 million at March 31, 2013, a decrease of $12.9 million, from $710.4 million at December 31, 2012. The Company’s total deposits were $671.3 million at March 31, 2013, a decrease of $12.6 million, from $683.9 million at December 31, 2012. Proceeds from investment security sales, secondary market mortgage loan sales and loan repayments continue to support solid levels of cash on deposit with the Federal Reserve Bank at quarter end, providing sufficient liquidity to fund investment security purchases and meet depositor needs. Overall growth plans have been purposely slowed in response to the Bank’s asset quality deterioration, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements.

Investment securities decreased by $5.1 million, or 2.00%, from $255.1 million at December 31, 2012, to $250.0 million at March 31, 2013. During the three months ended March 31, 2013, gross loans, excluding loans held for sale, decreased by $13.1 million, or 3.4%, from $387.7 million at December 31, 2012 to $374.6 million at March 31, 2013, as management purposely slowed loan growth in response to current economic conditions. In addition, customers are increasingly exhibiting a preference for deleveraging by paying off their loans. The Company’s portfolio loan-to-asset ratio decreased from 54.6% at December 31, 2012, to 53.7% at March 31, 2013, principally reflecting an increase in loan repayments over loan production, combined with $931,000 of gross charge-offs and the transfer of $7.0 million of portfolio loans to foreclosed real estate during the first three months of 2013.

During the three months ended March 31, 2013, the Company recorded net income of $475,000, compared to net income of $584,000 for the same period in 2012. Net interest income for the three months ended March 31, 2013, remained relatively unchanged at $5.0 million, compared with $4.9 million for the three months ended March 31, 2012, with the modest increase primarily due to lower interest expense, principally as a result of deposit rate reductions undertaken in 2012 across all account categories, partially offset by decreased interest income on loans due to contraction in the loan portfolio, the adverse impact of nonaccrual loans, and historically low interest rates. The Company’s net interest margin decreased to 3.01% for the three months ended March 31, 2013, compared with 3.07% for the similar period in 2012, primarily as a result of an asset shift from higher yielding loans to lower yielding investment securities. Provision for loan losses was $940,000 for the three months ended March 31, 2013, compared to $1.1 million for the three months ended March 31, 2012. The Company may incur higher provisions for loan losses in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline. Noninterest income decreased to $1.6 million for the three months ended March 31, 2013, compared to $2.8 million for the three-month period ended March 31, 2012, principally due to decreased USDA/SBA loan sale and servicing revenue, which totaled $2,000 for the first three months of 2013, compared to $564,000 for the year-ago three month period and decreased net gains on sales on investment securities, which totaled $44,000 for the first three months of 2013, compared to $679,000 in the year-ago three-month period. Noninterest expense for the three months ended March 31, 2013, decreased to $5.1 million, compared to $6.0 million for the same period in 2012, primarily due to decreased problem asset management costs, including holding costs of and losses on the sale of other real estate owned and loan related expense. The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance. Strong cost control efforts have been in place for several years and are responsible for stability, and even moderate declines, in the majority of operating expense categories. Corporate insurance has increased due to higher premiums based on the Company’s financial condition.

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

Loans

Net loans outstanding, excluding loans held for sale, were $363.8 million at March 31, 2013, compared to $377.0 million at December 31, 2012, a decrease of $13.2 million, or 3.5%. Before the allowance for loan losses, loans receivable decreased $13.1 million, or 3.4%, from $387.7 million at December 31, 2012, to $374.6 million at March 31, 2013.

Following is a summary of loans, excluding loans held for sale.

(in thousands)
	March 31 2013	December 31 2012
Real estate:
Construction and development	$61,715	$68,954
1-4 family residential	127,417	126,468
Multifamily	6,903	6,292
Nonfarm, nonresidential	141,139	147,894
Total real estate	337,174	349,608
Commercial and industrial	34,910	35,182
Consumer	2,550	2,867
	374,634	387,657
Allowance for loan losses	(10,787)	(10,690)
Total	$363,847	$376,967

The Bank has historically originated, serviced, and sold USDA and SBA loans. While we continue to service such loans, loan origination and sales activity has been tempered, which has had an unfavorable impact on earnings. Loans serviced for others totaled $22.5 million at March 31, 2013, and $22.8 million at December 31, 2012.

Management expects loan growth will continue to be muted during the remainder of 2013 as a result of the economic uncertainties that are expected to persist for the foreseeable future.

Deposits

Total deposits at March 31, 2013 were $671.3 million, down $12.6 million, or 1.9%, from $683.9 million on December 31, 2012. During the three months ended March 31, 2013, demand deposit accounts and savings accounts increased by $1.4 million and $1.0 million, respectively, while money market accounts decreased by $245,000, interest-bearing checking accounts decreased by $1.4 million and certificates of deposits declined by $10.5 million, including $490,000 of internet deposits. Through our branch network, the Bank continues to attract new depository customers seeking value-added service. In addition to attracting new core deposit customers, in this low interest rate environment, our existing customers continue to exhibit a preference for maintaining their funds in short-term liquid investments, such as our savings and money market deposit accounts. As a consequence, customers are often taking the funds from maturing certificates and depositing them into savings, checking, and money market accounts. In addition, as a result of the U.S. equity markets’ strong performance during recent months, customers are also beginning to transfer their liquid funds back into the stock markets.

Borrowings

As of March 31, 2013, the Company’s borrowings totaled $408,000 and consisted solely of securities sold under agreements to repurchase, compared to $436,000 at December 31, 2012.

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

Stockholders’ Equity

Consolidated stockholders’ equity remained relatively unchanged at $19.7 million, or 2.8% of total assets at March 31, 2013, compared to December 31, 2012, as the Company’s net income of $475,000 for the three months ended March 31, 2013, was mostly offset by a $439,000 decrease in net unrealized gains on available-for-sale securities, net of income taxes. Book value per common share was $0.67 at March 31, 2013, unchanged from December 31, 2012.

No cash dividends have been declared on common stock during 2012 or the three months ended March 31, 2013, and management does not anticipate cash dividends on common stock for the foreseeable future. Further, the Bank has been unable to pay a dividend to the Company to pay the quarterly dividend on its preferred stock due to the withholding of regulatory approval and thus, since August 2010, the Company has deferred the $205,000 quarterly payment of cash dividends on its preferred stock. As of March 31, 2013, the Company has deferred payment of $2.3 million in preferred dividends. The Company expects to again defer the $205,000 payment of the preferred dividend in May 2013, in order to preserve capital. After receipt of regulatory approval, the Bank paid a dividend of $29,547 to the Company during the first quarter of 2013, to pay its annual franchise tax to the North Carolina Department of Revenue.

As of March 31, 2013, the Bank’s primary federal regulator categorized the Bank as “significantly undercapitalized” under the regulatory framework for prompt corrective action. Actual capital amounts and ratios for the Company and the Bank at March 31, 2013 and December 31, 2012, are presented in the following table.

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Total Capital (to Risk-weighted Assets)
Company	$24,343	6.42%	$30,355	8.00%	n/a	n/a
Bank	24,308	6.41%	30,355	8.00%	$37,944	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$19,525	5.15%	$15,178	4.00%	n/a	n/a
Bank	19,490	5.14%	15,178	4.00%	$22,767	6.00%
Tier I Capital (to Average Assets)
Company	$19,525	2.81%	$27,806	4.00%	n/a	n/a
Bank	19,490	2.80%	27,806	4.00%	$34,757	5.00%

As of December 31, 2012
Total Capital (to Risk-weighted Assets)
Company	$24,029	6.11%	$31,438	8.00%	n/a	n/a
Bank	24,014	6.11%	31,438	8.00%	$39,298	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$19,045	4.85%	$15,719	4.00%	n/a	n/a
Bank	19,030	4.84%	15,719	4.00%	$23,579	6.00%
Tier I Capital (to Average Assets)
Company	$19,045	2.64%	$28,822	4.00%	n/a	n/a
Bank	19,030	2.64%	28,822	4.00%	$36,028	5.00%

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

Asset Quality

Over the course of the past several years, credit quality deteriorated as real estate markets were hit with slowing sales and declining prices. The market in which the Company operates was affected by such downturns, albeit more recently real estate values in our market appear to have stabilized, for the most part. The longer the current real estate market downturn persists, or real estate values fail to materially improve, the more vulnerable sales volume and prices become.

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

Although management believes the Company appropriately reserved for our problem assets at March 31, 2013, we nonetheless continue to experience the effects of asset devaluation in our markets as the economy and businesses struggle to recover, albeit at a significantly reduced frequency and severity than we experienced in recent years. We have allocated significant resources toward expeditious resolution of our nonperforming loans and those assets we have foreclosed upon. We anticipate there may be some additional provisioning and charge-offs during 2013 to stay ahead of this resolution process. As of March 31, 2013, nonperforming assets were $37.0 million, down $1.4 million, or 3.5%, from $38.4 million at December 31, 2012. As a percentage of period-end portfolio loans and foreclosed assets, nonperforming assets were 9.49% at March 31, 2013, versus 9.66% at year-end 2012. The allowance for loan losses as a percentage of period-end portfolio loans increased to 2.88% at March 31, 2013, from 2.76% at December 31, 2012. As of March 31, 2013, loans 30-89 days past due were $2.6 million, or 0.69% of portfolio loans, compared to $1.7 million, or 0.44% of portfolio loans at December 31, 2012. There can be no assurance past due loans will remain at the current level for the remainder of 2013.

The provision for loan losses was $940,000 for the three months ended March 31, 2013, compared to $1.1 million for the same period in 2012, while net charge-offs were $843,000 in the 2013 period, compared to net charge-offs of $1.3 million in the 2012 period. The charge-offs in each period resulted principally from recognition of losses previously reserved for as these loans were worked through the Bank’s asset resolution process. In addition, as part of this resolution process, management provides for additional losses through increases to its allowance for loan losses.

The following table provides additional information about the Bank’s nonperforming assets.

(dollars in thousands)
	March 31 2013	December 31 2012
Nonaccrual loans	$21,296	$28,565
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	21,296	28,565
Foreclosed real estate	15,733	9,821
Repossessed assets	-	-
Total nonperforming assets	$37,029	$38,386

Allowance for loan losses	$10,787	$10,690
Nonperforming loans to period-end loans, excluding loans held for sale	5.68%	7.37%
Allowance for loan losses to period-end loans, excluding loans held for sale	2.88%	2.76%
Nonperforming assets as a percentage of:
Loans and foreclosed assets	9.49%	9.66%
Total assets	5.31%	5.40%

Ratio of allowance for loan losses to nonperforming loans	50.7%	37.4%

Troubled Debt Restructurings. On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreements, has been demonstrated over several payment cycles. Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions. Restructured loans totaled $19.4 million at March 31, 2013, compared to $21.8 million at December 31, 2012, of which $4.5 million and $4.8 million were accruing interest at the respective period ends. Restructured loans not accruing interest are included in nonaccrual loans in the above table.

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

Loan loss experience for the three months ended March 31, 2013 and 2012, is presented below.

(dollars in thousands)
	Three Months Ended March 31
	2013	2012

Balance at beginning of the period	$10,690	$10,650
Provision for loan losses	940	1,105
Charge-offs
Construction and development	66	477
1-4 family residential	1	844
Nonfarm, nonresidential	853	112
Total real estate	920	1,433
Commercial	-	47
Consumer	11	28
Total charge-offs	931	1,508
Recoveries
Construction and development	59	97
1-4 family residential	-	23
Nonfarm, nonresidential	1	-
Total real estate	60	120
Commercial	28	45
Consumer	-	2
Total recoveries	88	167
Net charge-offs	843	1,341
Balance at end of period	$10,787	$10,414
Average loans, excluding loans held for sale	$383,007	$412,275
Period end loans, excluding loans held for sale	$374,634	$400,534
Net charge-offs to average loans, excluding loans held for sale (1)	0.89%	1.31%
Allowance for loan losses to period end loans, excluding loans held for sale	2.88%	2.60%

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

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

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

We calculate our general allowance for loan losses by applying our historical loss factors to each sector of the loan portfolio. We use a rolling 16 quarter look-back period when computing historical annualized loss rates. We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the March 31, 2013, allowance for loan losses included pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

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

We believe the allowance for loan losses at March 31, 2013, is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which was not known to us at the time of the issuance of our consolidated financial statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined problem loans, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown.

Allocation of the Allowance for Loan Losses
(dollars in thousands)
	March 31, 2013		December 31, 2012
		Percent		Percent
		of Total		of Total
	Amount	Loans (1)	Amount	Loans (1)
Construction and land development	$6,078	16.5%	$5,503	17.8%
1-4 family residential	2,205	34.0%	2,142	32.6%
Multifamily	50	1.8%	45	1.6%
Nonfarm, nonresidential	1,415	37.7%	1,976	38.2%
Total real estate loans	9,748	90.0%	9,666	90.2%
Commercial and industrial	922	9.3%	817	9.1%
Consumer	100	0.7%	107	0.7%
Unallocated	17	0.0%	100	-
Total	$10,787	100.0%	$10,690	100.0%

(1) Percent of loans in each category to total loans

Impaired Loans. Loans for which it is probable that the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with generally accepted accounting principles. The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals. As of March 31, 2013, impaired loans totaled $44.5 million, down from $49.0 million at December 31, 2012. Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $3.6 million and $3.3 million for the respective periods.

Results of Operations

Three Months Ended March 31, 2013, Compared to the Three Months Ended March 31, 2012

Summary

The Company recorded net income of $475,000 for the first quarter of 2013, compared with net income of $584,000 for the same quarter in 2012. Net income available to common stockholders, after the effect of preferred stock dividend requirements, was $221,000 for the first quarter of 2013, or $0.04 per diluted share, compared with net income available to common shareholders of $330,000, or $0.06 per diluted share, in the year-ago quarter. The $109,000 decrease in net income was a result of decreases in gains on the sales of investment securities and USDA/SBA loans during the first quarter of 2013, partially offset by lower provision for loan losses and decreased non interest expense. The Company recorded no income tax expense during the period, due to the establishment of a full valuation allowance against its deferred tax asset at year-end 2011. Management determined it is appropriate to maintain a full valuation allowance based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations, and available tax planning strategies.

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

Net Interest Income

Net interest income for the 2013 first quarter remained relatively unchanged at $5.0 million, compared with $4.9 million for the first quarter of 2012. The Company’s net interest margin decreased from 3.07% for the first quarter of 2012 to 3.01% for the first quarter of 2013 due to a reduction in loans outstanding and historically low interest rates. Despite an increase of $19.2 million in average earning assets, a shift in the composition of assets from higher yielding loans to lower yielding investment securities, was the primary contributor to the decline in the net interest margin. The average yield on earning assets decreased 44 basis points, from 4.07% to 3.63%, while the average cost of funds decreased 37 basis points, from 1.08% to 0.71%. The lower cost of funds was due to a continued decline in interest rates and a change in our mix of deposits. Our customers, upon maturity of certificates of deposit, often have chosen to move their funds into more liquid accounts, such as savings, money market, or checking accounts. More recently, as a result of the strong performance of the U.S. equity markets, customers are beginning to transfer their liquid funds back into the stock markets.

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

The following table illustrates the Company’s yield on earning assets and cost of funds for the three-month periods ended March 31, 2013 and 2012.

Average Balances and Net Interest Income
(dollars in thousands)
	Three Months Ended March 31
	2013			2012
	Average	Interest		Average	Interest
	Daily	Income/	Average	Daily	Income/	Average
	Balance	Expense(1)(2)	Rate	Balance	Expense(1)(2)	Rate
Interest-earning assets
Loans and loans held for sale	$386,524	$4,599	4.83%	$417,394	$5,364	5.17%
Investment securities	250,737	1,364	2.18%	199,624	1,151	2.31%
Due from Federal Reserve Bank	26,447	16	0.24%	24,518	14	0.23%
Interest-earning bank deposits	2,255	4	0.70%	5,302	15	1.14%
Total interest-earning assets	665,963	5,983	3.63%	646,838	6,544	4.07%

Noninterest-earning assets:
Cash and due from banks	8,222			15,641
Property and equipment	4,349			4,908
Interest receivable and other	16,965			28,642
Total noninterest-earning assets	29,536			49,191
Total assets	$695,499			$696,029

Interest-bearing liabilities
NOW accounts	$68,727	21	0.13%	$64,571	35	0.22%
Money markets	60,499	73	0.49%	52,369	116	0.89%
Savings deposits	170,813	202	0.48%	142,866	344	0.97%
Retail time deposits	287,626	728	1.03%	334,007	1,090	1.31%
Wholesale time deposits	480	3	2.86%	1,887	12	2.56%
Federal funds purchased and securities sold
under agreements to repurchase	400	-	0.22%	486	1	0.28%
Other borrowings	-	-	-%	87	-	0.52%
Total interest-bearing liabilities	588,545	1,027	0.71%	596,273	1,598	1.08%

Noninterest-bearing liabilities:
Demand deposits	82,661			75,952
Interest payable and other	4,543			4,436
Total noninterest-bearing liabilities	87,204			80,388
Total liabilities	675,749			676,661

Stockholders' equity	19,750			19,368
Total liabilities and stockholders' equity	$695,499			$696,029

Net interest income and interest rate spread		$4,956	2.92%		$4,946	2.99%

Net yield on average interest-earning assets			3.01%			3.07%

Ratio of average interest-earning assets to
average interest-bearing liabilities	113.15%			108.48%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities. The change in interest not solely due to changes in either volume or rates has been allocated in proportion to the absolute dollar change in both.

(in thousands)
	Three Months Ended March 31			Three Months Ended March 31
	2013 vs 2012			2012 vs 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and loans held for sale	$(382)	$(383)	$(765)	$(876)	$158	$(718)
Investment securities	281	(68)	213	360	(213)	147
Due from Federal Reserve Bank	2	-	2	(7)	-	(7)
Interest-bearing bank deposits	(7)	(4)	(11)	(3)	-	(3)
Total interest income	(106)	(455)	(561)	(526)	(55)	(581)

Interest expense:
NOW accounts	2	(16)	(14)	1	(14)	(13)
Money markets	16	(59)	(43)	10	(24)	(14)
Savings deposits	58	(200)	(142)	73	(25)	48
Retail time deposits	(138)	(224)	(362)	7	(263)	(256)
Wholesale time deposits	(10)	1	(9)	(243)	45	(198)
Federal funds purchased and securities sold
under agreements to repurchase	-	(1)	(1)	(1)	-	(1)
Other borrowings	-	-	-	(5)	(6)	(11)
Total interest expense	(72)	(499)	(571)	(158)	(287)	(445)
Net increase (decrease) in net interest income	$(34)	$44	$10	$(368)	$232	$(136)

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

Provision for loan losses for the three months ended March 31, 2013, totaled $940,000, a decrease of $165,000 from $1.1 million for the comparable 2012 quarter. The reduction in the provision for loan losses is reflective of both the overall reduction in problem loans and the stabilization, for the most part, of the real estate values collateralizing our problem loans. The Company may incur higher provisions for loan losses in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

Noninterest Income

Noninterest income for the three months ended March 31, 2013, totaled $1.6 million, compared with $2.8 million for the same quarter in 2012. The period-over-period decrease was driven primarily by lower gains on the sales of investment securities and USDA/SBA loan sale and servicing revenue, which collectively contributed $46,000 to noninterest income for the 2013 period, compared to $1.2 million for the 2012 period. Mortgage services revenue totaled $663,000 for the three months ended March 31, 2013, compared to $623,000 for the three months ended March 31, 2012, with the increase in revenue resulting from higher production and sales of residential mortgage loans to the secondary market. Also contributing to noninterest income for the quarter were service charges on deposit accounts and other service charges, which contributed $312,000 and $393,000 respectively. During the same period in 2012, service charges on deposits and other service charges totaled $357,000 and $407,000, respectively. Rental income on foreclosed real estate represented $49,000 of the increase in other income.

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

Components of noninterest income are as follows:

Noninterest Income
(in thousands)
	Three Months Ended March 31
	2013	2012
Service charges on deposit accounts	$312	$357
Mortgage services revenue	663	623
Other service charges and fees	393	407
Increase in cash surrender value of life insurance	87	99
Gain on sale of investment securities, net	44	679
USDA/SBA loan sale and servicing revenue	2	564
Other income	92	57
Total	$1,593	$2,786

Noninterest Expense

Noninterest expense includes all of the operating costs of the Company, excluding interest, provision, and tax expense. For the first quarter of 2013, noninterest expense totaled $5.1 million, down from $6.0 million in the first quarter of 2012. The decrease in noninterest expense was primarily driven by lower problem asset management costs, including holding costs of and losses on the sales of other real estate owned and repossessed assets and loan related expense. The duration and severity of the current recession continues to have a substantial negative impact on the Company’s performance. Foreclosed asset expense totaled $475,000 for the first quarter of 2013, compared to $1.3 million in the first quarter of 2012. During the first quarter of 2013, the largest component of foreclosed asset expense was write-downs on real estate owned, which totaled $299,000 for the period. Also contributing to the foreclosed asset expense for the first quarter of 2013 were holding costs and legal fees associated with foreclosed assets of $189,000 and $62,000, respectively, offset by net gains on sales of foreclosed assets of $75,000. In contrast, for the first quarter of 2012, the largest components of foreclosed asset expense were write-downs on foreclosed assets of $735,000, foreclosed asset acquisition costs of $293,000, legal fees associated with foreclosed assets of $167,000, and net losses on sales of foreclosed assets of $150,000. Other loan related expense totaled $95,000 for the first quarter of 2013, compared to $248,000 for the same period in 2012. Salary and benefit expense remained relatively constant at $2.4 million for the three months ended March 31, 2013 and 2012. Corporate insurance expense increased $84,000 from the prior year period due to higher premiums based on the Bank’s financial condition. Continued cost control efforts were the principal reason the Company was able to hold most operating expense categories at or slightly below 2012 levels.

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

Components of noninterest expense are as follows:

Noninterest Expense
(in thousands)
	Three Months Ended March 31
	2013	2012
Salaries and employee benefits	$2,425	$2,395
Occupancy	335	343
Equipment	192	202
Advertising	50	49
Data processing and telecommunications	512	469
Deposit insurance premiums	606	616
Professional fees	90	92
Printing and supplies	25	28
Foreclosed assets	475	1,345
Dues and subscriptions	30	34
Postage	40	52
Loan related expense	95	248
Corporate insurance	132	48
Other	127	122
Total	$5,134	$6,043

Income Tax Expense

During the first quarter of 2013 and 2012, the Company recorded no income tax expense as it maintains a full valuation allowance against its deferred tax asset.

Liquidity

A function of the Bank’s Asset-Liability Management Committee is evaluating the current liquidity of the Bank and identifying and planning for future liquidity needs. Such needs primarily consist of ensuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities. Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB), as well as the ability to generate funds through the issuance of long-term debt and equity. The Bank’s “on balance sheet” liquidity ratio was 37.4% at March 31, 2013. Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs. The Company, however, has limited sources of revenue, and the Written Agreement and the Consent Order do not permit the payment of dividends by the Bank to the Company. Without this primary source of revenue from the Bank, the Company expects to continue to defer the payment of dividends on its Preferred Stock.

Total deposits were $671.3 million at March 31, 2013, down $12.6 million from $683.9 million at December 31, 2012. Deposit growth and retention within the Bank’s retail branch bank network was sufficient to meet the Company’s funding requirements during 2012 and throughout the first three months of 2013. In prior years, the Bank used brokered deposits as a supplemental liquidity source. The Consent Order prohibits the Bank from soliciting and accepting additional brokered certificates of deposit (including the renewal of existing brokered certificates of deposit) without prior approval from the FDIC and limits the rates the Bank can offer on its deposit products. At March 31, 2013, brokered deposits totaled $447,000, compared to $937,000 at December 31, 2012. It is expected sufficient funds will be available from cash on hand, investment security repayments, and loan repayments to fund maturities of certificates of deposit. At March 31, 2013, certificates of deposit represented 42.6% of the Bank’s total deposits, compared to 43.3% at December 31, 2012. Certificates of deposit of $100,000 or more represented 21.7% of the Bank’s total deposits at March 31, 2013, down from 22.2% at December 31, 2012. Management believes a sizeable portion of the Bank’s certificates of deposit are relationship-oriented, and based upon prior experience, anticipates a substantial portion of outstanding certificates of deposit will renew upon maturity, or be retained in other deposit products at the Bank. Deposit retention is also influenced by limits on the rates the Bank can offer.

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

Borrowings totaled $408,000 at March 31, 2013, down from $436,000 at December 31, 2012 and consisted solely of securities sold under agreements to repurchase. Secured borrowings lines with two financial institutions totaling $12.0 million are available to meet liquidity needs. Also, additional collateral could be provided to increase the borrowing line at the FHLB if additional liquidity is needed.

Capital Resources

At March 31, 2013 and December 31, 2012, the Company’s equity totaled $19.7 million, representing 2.8% of assets at each period. The Company’s net income of $475,000 for the three months ended March 31, 2013 was partially offset by a $439,000 decrease in unrealized gains on investment securities, net of taxes. The Company is subject to minimum capital requirements, which are further discussed in “PART 1, Item 1 - Business — Supervision and Regulation” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

All capital ratios categorize the Company as “significantly undercapitalized” by regulatory measures at March 31, 2013. The Company’s regulatory capital ratios as of that date consisted of a leverage ratio of 2.81%, a Tier I risk-based capital ratio of 5.15%, and a total risk-based capital ratio of 6.42%. At December 31, 2012, these ratios were 2.64%, 4.85% and 6.11%, respectively. Pursuant to the Consent Order and Written Agreement, the Company and the Bank are required to develop and adopt a plan for achieving and maintaining capital ratios in excess of the minimum thresholds for the Bank to be well-capitalized, specifically Tier 1 capital of at least 8% of total assets and a total risk based capital ratio of at least 12%. Given the current state of equity markets, our ability to raise capital in the foreseeable future and remain an independent institution is unknown.

Note 17 to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of March 31, 2013 and December 31, 2012.

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

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

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

The following table summarizes the forecasted impact on net interest income using a base-case scenario given upward and downward movements in interest rates of 100, 200, 300, and 400 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates as of March 31, 2013. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. Although measured, we believe the downward movements included below are neither realistic nor anticipated in the current historically low interest rate environment and the monetary policy stance the Federal Reserve has taken regarding maintaining interest rates at the current low levels as long as the unemployment rate remains above 6 1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the 2% longer-run goal, and longer-term inflation expectations continue to be well anchored.

	Percentage Change in Net Interest Income from Base
	Immediate Shock		Gradual Ramp
Interest Rate Scenario (1)	12 Months	24 Months	12 Months	24 Months

Up 400 basis points	2.9%	-4.6%	2.9%	-5.1%
Up 300 basis points	3.8%	-1.3%	2.7%	-3.0%
Up 200 basis points	3.5%	1.0%	3.1%	-0.4%
Up 100 basis points	3.4%	2.7%	-0.4%	-2.4%
Base	-	-	-	-
Down 100 basis points	-12.9%	-17.9%	-1.1%	-1.0%
Down 200 basis points	-23.4%	-31.5%	-10.0%	-19.2%
Down 300 basis points	-33.5%	-44.8%	-11.0%	-25.7%
Down 400 basis points	-33.8%	-45.5%	-14.2%	-32.2%

(1)
The rising and falling interest rate scenarios in the first two columns assume an immediate and parallel change in interest rates along the entire yield curve. The gradual ramp scenarios presented in the third and fourth columns assume a gradual rise or fall in interest rates during the periods indicated.

1st Financial Services Corporation
Management's Discussion and Analysis
March 31, 2013

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to provide reasonable assurance that we were able to record, process, summarize and report in a timely manner the information required to be disclosed in periodic reports we file under the Exchange Act.

No change in our internal control over financial reporting was identified that occurred during the Company’s first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, the Company has, since August 2010, deferred payment of dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock).  As of the date of filing of this report, the amount of unpaid dividends is $2.3 million.  The Company expects to defer the May 2013 dividend, in order to preserve capital.  As a consequence of having already deferred payment of dividends for six quarters or more, the U.S. Department of the Treasury (Treasury), as holder of the Preferred Stock, has the right to elect two directors to the Board of Directors of the Company at the Company’s next annual meeting of stockholders (or at a special meeting called for that purpose prior to such next annual meeting) and at each subsequent annual meeting of stockholders until all accrued and unpaid Preferred Stock dividends have been declared and paid in full.

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

1st Financial Services Corporation (Registrant)

Date: May 2, 2013	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

Date: May 2, 2013	By:	/s/ Holly L. Schreiber
Holly L. Schreiber
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber

32.01	Rule 1350 Certifications