Form 10-Q
period 2013-06-30
1st Financial Services CORP
filed 2013-08-14
CIK 1434743

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2013

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

YES ☐         NO ☑

Common Stock, $5 par value
5,202,385 shares outstanding as of August 1, 2013

1st Financial Services Corporation

Back to "Table of Contents"

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1st Financial Services Corporation
Consolidated Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012

(dollars in thousands, except share and per share data)	June 30 2013	December 31 2012
Assets
Cash and noninterest-bearing bank deposits	$9,327	$9,710
Due from Federal Reserve Bank	27,158	26,503
Interest-bearing deposits with banks	1,444	2,435
Total cash and cash equivalents	37,929	38,648
Investment securities available for sale	104,542	253,829
Investment securities held to maturity (fair value of $146,937 at June 30, 2013
and $1,250 at December 31, 2012)	156,743	1,250
Restricted equity securities	3,105	3,052
Loans held for sale	2,549	5,805
Portfolio loans	363,355	387,657
Allowance for loan losses	(10,564)	(10,690)
Net portfolio loans	352,791	376,967
Bank-owned life insurance	13,498	13,326
Property and equipment, net	4,152	4,410
Accrued interest receivable	2,288	2,343
Foreclosed real estate	13,585	9,821
Other assets	903	980
Total assets	$692,085	$710,431

Liabilities and Stockholders’ Equity
Liabilities
Demand deposits	$85,556	$85,959
NOW accounts	70,313	71,685
Savings deposits	166,676	169,031
Money market accounts	60,261	60,868
Time deposits under $100	138,198	144,687
Time deposits of $100 and greater	147,875	151,610
Total deposits	668,879	683,840
Federal funds purchased and securities sold under
agreements to repurchase	668	436
Accrued interest payable	537	822
Other liabilities	3,012	5,651
Total liabilities	673,096	690,749

Stockholders’ equity
Preferred stock, no par value. 10,000,000 shares authorized; 16,369 shares
issued and outstanding	16,293	16,192
Common stock, $5.00 par value. 35,000,000 shares authorized;
5,202,385 and 5,204,385 shares issued and outstanding at June 30, 2013
and December 31, 2012, respectively	26,012	26,022
Common stock warrant	1,016	1,016
Additional paid-in capital	17,001	16,993
Retained deficit	(39,119)	(41,178)
Accumulated other comprehensive income (loss)	(2,214)	637
Total stockholders’ equity	18,989	19,682
Total liabilities and stockholders’ equity	$692,085	$710,431

See accompanying notes to consolidated financial statements

Back to "Table of Contents"

1st Financial Services Corporation
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands, except per share data)	2013	2012	2013	2012
Interest income
Loans and fees on loans	$4,472	$5,120	$9,071	$10,484
Investment securities	1,263	1,275	2,627	2,426
Due from Federal Reserve Bank	19	21	35	35
Interest-earning deposits with banks	3	14	7	29
Total interest income	5,757	6,430	11,740	12,974
Interest expense
Deposits	998	1,506	2,025	3,103
Federal funds purchased and securities sold under
agreements to repurchase	1	-	1	1
Total interest expense	999	1,506	2,026	3,104
Net interest income	4,758	4,924	9,714	9,870
Provision for loan losses	-	935	940	2,040
Net interest income after provision for loan losses	4,758	3,989	8,774	7,830
Noninterest income
Service charges on deposit accounts	317	370	629	727
Mortgage services revenue	493	618	1,156	1,241
Other service charges and fees	435	430	828	837
Increase in cash surrender value of life insurance	84	96	171	195
Gains on sales of investment securities, net	168	605	212	1,284
USDA/SBA loan sale and servicing revenue	2	28	4	592
Other income	117	87	209	144
Total noninterest income	1,616	2,234	3,209	5,020
Noninterest expense
Salaries and employee benefits	2,349	2,467	4,774	4,862
Occupancy	331	343	666	686
Equipment	200	212	392	414
Advertising	57	59	107	108
Data processing and telecommunications	491	464	1,003	933
Deposit insurance premiums	596	604	1,202	1,220
Professional fees	56	138	146	227
Printing and supplies	24	28	49	56
Foreclosed assets	21	1,016	496	2,361
Dues and subscriptions	33	38	63	72
Postage	44	51	84	103
Loan related expense	159	201	254	449
Corporate insurance	125	76	257	124
Other	203	179	330	304
Total noninterest expense	4,689	5,876	9,823	11,919
Income before income taxes	1,685	347	2,160	931
Income tax expense	-	-	-	-
Net income	1,685	347	2,160	931
Accretion of preferred stock to redemption value	51	51	101	101
Dividends on preferred stock	205	205	409	409
Net income available to common stockholders	$1,429	$91	$1,650	$421

Basic net income per common share	$0.27	$0.02	$0.32	$0.08
Diluted net income per common share	$0.27	$0.02	$0.32	$0.08
Basic weighted-average common shares outstanding	5,203,836	5,200,388	5,204,109	5,191,753
Diluted weighted-average common shares outstanding	5,203,836	5,200,388	5,204,109	5,191,753

See accompying notes to consolidated financial statements

Back to "Table of Contents"

1st Financial Services Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands)	2013	2012	2013	2012
Net income	$1,685	$347	$2,160	$931
Other comprehensive income (loss), before tax
Investment securities available for sale
Change in net unrealized gains (losses) during the period	(2,369)	139	(3,039)	(1,342)
Reclassification adjustment for securities transferred during the period	(412)	-	(412)	-
Reclassification adjustment for gains on sales included in net income	(168)	605	(212)	1,284
Net unrealized gains (losses) on investment securities available for sale	(2,949)	744	(3,663)	(58)
Net unrealized holding gains on securities transferred from available for sale
to held-to-maturity, net of amortization and accretion	412	-	412	-
Other comprehensive income (loss), before tax	(2,537)	744	(3,251)	(58)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(125)	287	(400)	(22)
Other comprehensive income (loss), net of tax	(2,412)	457	(2,851)	(36)
Comprehensive income (loss)	$(727)	$804	$(691)	$895

See accompanying notes to consolidated financial statements

Back to "Table of Contents"

1st Financial Services Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2013 and 2012 (Unaudited)

(dollars in thousands, except share data)
								Accumulated
								Other
						Additional		Comprehensive
	Common Stock			Preferred Stock		Paid-in	Retained	Income
	Shares	Amount	Warrant	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, December 31, 2011	5,168,546	$25,843	$1,016	16,369	$15,989	$17,173	$(42,245)	$766	$18,542
Issuance of common stock pursuant to restricted stock plan	86,488	432	-	-	-	(432)	-	-	-
Common stock cancelled pursuant to restricted stock plan	(40,552)	(203)	-	-	-	167	-	-	(36)
Compensation expense related to restricted stock plan	-	-	-	-	-	18	-	-	18
Accretion of preferred stock to redemption value	-	-	-	-	101	-	(101)	-	-
Net income	-	-	-	-	-	-	931	-	931
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(36)	(36)
Balance, June 30, 2012	5,214,482	$26,072	$1,016	16,369	$16,090	$16,926	$(41,415)	$730	$19,419

Balance, December 31, 2012	5,204,385	$26,022	$1,016	16,369	$16,192	$16,993	$(41,178)	$637	$19,682
Common stock cancelled pursuant to restricted stock plan	(2,000)	(10)	-	-	-	-	-	-	(10)
Compensation expense related to restricted stock plan	-	-	-	-	-	8	-	-	8
Accretion of preferred stock to redemption value	-	-	-	-	101	-	(101)	-	-
Net income	-	-	-	-	-	-	2,160	-	2,160
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(2,851)	(2,851)
Balance, June 30, 2013	5,202,385	$26,012	$1,016	16,369	$16,293	$17,001	$(39,119)	$(2,214)	$18,989

See accompanying notes to consolidated financial statements

Back to "Table of Contents"

1st Financial Services Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Six Months Ended June 30
(dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$2,160	$931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	400	446
Provision for loan losses	940	2,040
Amortization of premium on securities, net of discount accretion	449	681
Origination of held-for-sale loans	(43,594)	(45,057)
Proceeds from sales of held-for-sale loans	47,894	51,316
Net gains on sales of investment securities	(212)	(1,284)
Net gains on sales of USDA and SBA loans	-	(577)
Net gains on sales of held-for-sale loans	(1,044)	(1,100)
Net (gains) losses on sales of foreclosed real estate	(488)	145
Net gains on sales of repossessed assets	-	(57)
Net losses on sale or disposal of equipment	5	36
Stock compensation expense (benefit)	(2)	(18)
Writedowns of foreclosed real estate	502	503
Writedowns of repossessed assets	-	821
Increase in cash surrender value of bank-owned life insurance	(171)	(195)
Changes in assets and liabilities:
Accrued interest receivable	55	35
Other assets	76	(1,170)
Accrued interest payable	(285)	(289)
Other liabilities	(240)	200
Net cash provided by operating activities	6,445	7,407
Cash flows from investing activities
Purchases of investment securities available-for-sale	(57,737)	(152,098)
Sales of investment securities available-for-sale	15,925	42,844
Calls of investment securities available-for-sale	31,500	61,833
Maturities of investment securities available-for-sale	7,517	9,772
Purchases of investment securities held-to-maturity	(9,007)	-
Maturities of investment securities held-to-maturity	109	-
Purchases of restricted equity securities	(250)	(187)
Redemptions of restricted equity securities	197	807
Proceeds from sales of foreclosed real estate	3,392	10,161
Improvements to foreclosed real estate	(98)	-
Proceeds from sales of repossessed assets	-	2,640
Proceeds from sales of USDA and SBA loans	-	5,563
Net decrease in loans	16,164	11,087
Purchases of property and equipment	(147)	(146)
Net cash provided by (used in) investing activities	7,565	(7,724)
Cash flows from financing activities
Net increase (decrease) in deposits	(14,961)	17,406
Net increase (decrease) in securities sold under agreements to repurchase and
federal funds purchased	232	(100)
Repayment of FHLB advances	-	(3,952)
Net cash provided by (used in) financing activities	(14,729)	13,354
Net increase (decrease) in cash and cash equivalents	(719)	13,037
Cash and cash equivalents, beginning of period	38,648	37,303
Cash and cash equivalents, end of period	$37,929	$50,340

Supplemental disclosure of cash flow information
Transfer of loans to foreclosed real estate	$7,072	$4,230
Transfer of loans to repossessed assets	-	2,586
Transfer of held-to-maturity securities to available-for-sale securities	-	2,917
Transfer of available-for-sale securities to held-to-maturity securities	146,587	-

See accompanying notes to consolidated financial statements

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements.  In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of the Company as of June 30, 2013, its results of operations and other comprehensive income (loss) for the three- and six-month periods ended June 30, 2013 and 2012, and its cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2013 and 2012.

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

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

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

The Comprehensive Income topic of the Accounting Standards Codification (ASC) was amended in June 2011.  The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments.  In February 2013, the Financial Accounting Standards Board (FASB) further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments became effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012 and did not have a material effect on its financial statements.

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

On April 22, 2013, the FASB issued guidance addressing application of the liquidation basis of accounting.  The guidance is intended to clarify when an entity should apply the liquidation basis of accounting.  In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day liquidation becomes imminent.  Early adoption is permitted.  The Company does not expect these amendments to have any effect on its financial statements.

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

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

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

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

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

The effects of the uncertain economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The effects of the economic downturn were particularly severe during 2009, 2010, and 2011.  The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio, as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank.  As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011.  For 2012, the Bank recorded a $5.3 million provision to increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the risk inherent in the loan portfolio as of December 31, 2012.  Nevertheless, given the current economic climate, management recognizes the possibility of further deterioration in the loan portfolio during 2013.  For 2012, the Bank recorded net loan charge-offs of $5.2 million, or 1.32% of average loans, as compared to net loan charge-offs of $21.4 million, or 4.66% of average loans, for 2011.  For the six months ended June 30, 2013, the Bank recorded net loan charge-offs of $1.1 million, or 0.57% of average loans, as compared to net loan charge-offs of $2.4 million, or 1.19% of average loans for the same period of 2012.  Although the Company was profitable in 2012 and the first half of 2013, and asset quality has significantly improved during the past year, the Company’s low capital ratios have placed it in a weakened position to respond to adverse unforeseen events in the future.

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

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

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

Note 3 - Restrictions on Cash

The Company is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Company or on deposit with the Federal Reserve Bank.  At June 30, 2013 and December 31, 2012, all required reserves were met by the Company’s vault cash.

At June 30, 2013 and December 31, 2012, cash and cash equivalents totaling $941,000 were pledged as collateral against the Bank’s debit card and corporate credit card activity.

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

During the second quarter of 2013, due to uncertainty surrounding possible Federal Open Market Committee monetary policy changes and potential volatility in interest rates, the Company elected to transfer a portion of its available-for-sale securities, primarily longer-term, callable agencies to a held-to-maturity classification in order to lessen the potential adverse impact of rising interest rates on the portion of the investment portfolio classified as available-for-sale.  Investment securities with an amortized cost of $146.2 million and fair value of $146.6 million were transferred, at fair value, from available-for-sale securities to held-to-maturity securities, as the Company intends to hold these securities to the maturity or call date.

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Investments in available-for-sale securities are as follows:

(in thousands)
	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$24,036	$-	$716	$23,320
Government-sponsored enterprises	43,688	18	1,348	42,358
Mortgage-backed securities	39,444	59	639	38,864
Total	$107,168	$77	$2,703	$104,542

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$38,736	$465	$132	$39,069
Government-sponsored enterprises	167,318	696	101	167,913
Mortgage-backed securities	46,738	250	141	46,847
Total	$252,792	$1,411	$374	$253,829

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Held-to-maturity securities are bonds, notes and debentures, for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity or call date.

Investments in held-to-maturity securities are as follows:

(in thousands)
	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$32,928	$-	$1,658	$31,270
Government-sponsored enterprises	114,250	-	7,602	106,648
Mortgage-backed securities	8,315	-	546	7,769
Other debt securities	1,250	-	-	1,250
Total	$156,743	$-	$9,806	$146,937

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other debt securities	$1,250	$-	$-	$1,250
Total	$1,250	$-	$-	$1,250

At June 30, 2013 and December 31, 2012, investment securities with an amortized cost of $33.5 million and $35.5 million and a fair value of $32.1 million and $35.8 million, respectively, were pledged as collateral for lines of credit, securities sold under agreements to repurchase, and other banking purposes.  Additionally, at June 30, 2013, investment securities with an amortized cost of $7.5 million and fair value of $7.2 million were pledged to the Federal Reserve Bank against the Bank’s check clearing activity.  During the six months ended June 30, 2013, proceeds from sales of investment securities were $15.9 million with gains recognized on the sales of $241,000 and losses recognized on the sales of $29,000.  U.S. government-sponsored securities totaling $31.5 million were called during the first six months of 2013.  During the six months ended June 30, 2012, proceeds from the sale of investment securities totaled $42.8 million with gains recognized on the sales of $1.3 million and no gross realized losses.  During that period, U.S. government-sponsored securities totaling $61.8 million were called.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value.  Related write-downs are included in earnings as realized losses.  During the six months ended June 30, 2013 and 2012, the Company experienced no declines in the value of securities that were considered to be other than temporary in nature.

Back to "Table of Contents"
1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The following tables detail the gross unrealized losses and related fair values in the Company’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position.

Available-for-Sale Securities - Temporarily Impaired
(in thousands)
	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$23,264	$716	$55	$-	$23,319	$716
Government-sponsored enterprises	38,730	1,348	-	-	38,730	1,348
Mortgage-backed securities	34,687	639	-	-	34,687	639
Total	$96,681	$2,703	$55	$-	$96,736	$2,703

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$7,494	$49	$2,160	$83	$9,654	$132
Government-sponsored enterprises	25,807	101	-	-	25,807	101
Mortgage-backed securities	20,957	129	1,048	12	22,005	141
Total	$54,258	$279	$3,208	$95	$57,466	$374

Held-to-Maturity Securities - Temporarily Impaired
(in thousands)
	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$31,270	$1,657	$-	$-	$31,270	$1,657
Government-sponsored enterprises	106,648	7,602	-	-	106,648	7,602
Mortgage-backed securities	7,769	547	-	-	7,769	547
Total	$145,687	$9,806	$-	$-	$145,687	$9,806

As of June 30, 2013, one available-for-sale U.S. government agency (Small Business Administration (SBA)) security was in a continuous loss position for 12 months or more.  As of December 31, 2012, three individual available-for-sale U.S. government agency securities (two U.S. Department of Agriculture (USDA) securities and one SBA security) and one available-for-sale mortgage-backed security were in a continuous loss position for 12 months or more.  During the second quarter of 2013, the Company received full payment on the two USDA securities that were in a continuous loss position at December 31, 2012.  The Company has the ability and intent to hold the remaining securities until such time as the values recover or the securities mature.  The Company believes, based on their credit ratings, the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered to be other than temporary.

No held-to-maturity securities were in an unrealized loss position for 12 months or more at June 30, 2013 or December 31, 2012.

The aggregate amortized cost and fair value of available-for-sale and held-to-maturity investment securities by remaining contractual maturity are shown below.  Actual expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations.

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Available-for-Sale Investment Securities
(in thousands)
	June 30, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies
Due within one year	$-	$-	$-	$-
Due after one but within five years	55	55	76	76
Due after five but within ten years	3,115	3,018	3,149	3,139
Due after ten years	20,866	20,247	35,511	35,854
Government-sponsored enterprises
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	28,834	27,888	59,390	59,721
Due after ten years	14,854	14,470	107,928	108,192
Mortgage-backed securities	39,444	38,864	46,738	46,847
Total	$107,168	$104,542	$252,792	$253,829

Held-to-Maturity Investment Securities
(in thousands)
	June 30, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies
Due within one year	$-	$-	$-	$-
Due after one but within five years	-	-	-	-
Due after five but within ten years	-	-	-	-
Due after ten years	32,928	31,270	-	-
Government-sponsored enterprises
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	36,041	34,025	-	-
Due after ten years	78,209	72,623	-	-
Other debt securities
Due within one year	-	-	-	-
Due after one but within five years	1,250	1,250	-	-
Due after five but within ten years	-	-	1,250	1,250
Due after ten years	-	-	-	-
Mortgage-backed securities	8,315	7,769	-	-
Total	$156,743	$146,937	$1,250	$1,250

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Note 5 - Loans

Following is a summary of the major components of loans, excluding loans held for sale.

Loans
(in thousands)
	June 30 2013	December 31 2012
Real estate:
Construction and development	$56,843	$68,954
1-4 family residential	124,591	126,468
Multifamily	6,853	6,292
Nonfarm, nonresidential	137,356	147,894
Total real estate	325,643	349,608
Commercial and industrial	35,184	35,182
Consumer	2,528	2,867
	363,355	387,657
Allowance for loan losses	(10,564)	(10,690)
Total	$352,791	$376,967

The Company sells the guaranteed portion of selected USDA and SBA loans in the secondary market, yet we retain the rights to service these loans.  At the time the loan is sold, we recognize a loan servicing asset and thereafter, we recognize monthly service fee income, net of servicing asset amortization.  There were no USDA or SBA loan sales during the first six months of 2013.  During the first six months of 2012, the guaranteed portion of USDA and SBA loans sold totaled $5.6 million with gains of $577,000 recognized on the sales.  Loans serviced for others totaled $22.3 million at June 30, 2013, compared to $22.8 million at December 31, 2012, and the associated loan servicing asset was $214,000 at June 30, 2013, compared to $280,000 at December 31, 2012.  Servicing income, net of amortization, totaled $4,000 and $15,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

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

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Commercial loans with a risk rating of 1 through 5 are classified as “Pass” rated credits in the following tables.  Nonrated consumer loans are also classified as “Pass.”  The following is a summary of information pertaining to credit quality.

Loan Analysis by Credit Quality Indicators
(in thousands)
	June 30, 2013
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Total
Extremely low risk - 1	$-	$-	$-	$-	$3,573	$-	$3,573
Minimal risk - 2	-	-	-	231	105	-	336
Moderate risk - 3	813	1,333	2,560	9,736	5,397	14	19,853
Satisfactory risk - 4	3,686	10,662	2,578	46,725	15,625	232	79,508
Acceptable risk - 5	20,182	13,709	1,715	48,239	8,592	8	92,445
Special mention - 6	15,968	4,301	-	21,499	622	1	42,391
Substandard - 7	7,937	3,283	-	10,926	1,270	7	23,423
Doubtful - 8	-	40	-	-	-	-	40
Consumer, not graded	8,257	91,263	-	-	-	2,266	101,786
Total	$56,843	$124,591	$6,853	$137,356	$35,184	$2,528	$363,355

	December 31, 2012
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Total
Extremely low risk - 1	$-	$-	$-	$-	$3,552	$-	$3,552
Minimal risk - 2	-	-	-	240	130	-	370
Moderate risk - 3	596	1,729	2,600	11,948	4,246	17	21,136
Satisfactory risk - 4	6,545	11,122	2,049	49,371	16,358	292	85,737
Acceptable risk - 5	22,286	10,290	1,643	49,051	9,297	4	92,571
Special mention - 6	14,824	6,924	-	20,980	648	-	43,376
Substandard - 7	15,711	5,133	-	16,304	951	12	38,111
Doubtful - 8	-	42	-	-	-	-	42
Consumer, not graded	8,992	91,228	-	-	-	2,542	102,762
Total	$68,954	$126,468	$6,292	$147,894	$35,182	$2,867	$387,657

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The following is a summary loan aging analysis.

Loan Aging Analysis
(in thousands)
June 30, 2013
					Total
	Past Due and Accruing				Past Due &
	30-59 days	60-89 days	90 or more days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$309	$-	$-	$6,472	$6,781	$50,062	$56,843
1-4 family residential	1,170	50	-	6,452	7,672	116,919	124,591
Multifamily	-	-	-	-	-	6,853	6,853
Nonfarm, nonresidential	577	142	-	8,615	9,334	128,022	137,356
Total real estate loans	2,056	192	-	21,539	23,787	301,856	325,643
Commercial and industrial	67	-	-	579	646	34,538	35,184
Consumer	5	-	-	-	5	2,523	2,528
Total loans	$2,128	$192	$-	$22,118	$24,438	$338,917	$363,355

	December 31, 2012
					Total
	Past Due and Accruing				Past Due &
	30-59 days	60-89 days	90 or more days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$173	$-	$-	$10,012	$10,185	$58,769	$68,954
1-4 family residential	713	102	-	6,774	7,589	118,879	126,468
Multifamily	-	-	-	-	-	6,292	6,292
Nonfarm, nonresidential	469	-	-	11,523	11,992	135,902	147,894
Total real estate loans	1,355	102	-	28,309	29,766	319,842	349,608
Commercial and industrial	249	-	-	246	495	34,687	35,182
Consumer	-	2	-	10	12	2,855	2,867
Total loans	$1,604	$104	$-	$28,565	$30,273	$357,384	$387,657

At June 30, 2013, the Company had $22.1 million in nonaccrual loans, compared to $28.6 million at December 31, 2012.  The year-to-date foregone interest associated with these loans, which averaged $23.0 million for the six months ended June 30, 2013, and $27.7 million for the comparable period in 2012, was $660,000 and $994,000 for the respective periods.

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The following table summarizes information relative to impaired loans.

Impaired Loan Schedule
(in thousands)
	June 30, 2013
	Construction
	& Land Development	1-4 Family Residential	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$6,158	$6,198	$10,464	$2,745	$-	$25,565
Unpaid principal balance	7,692	7,224	10,939	2,899	-	28,754
Related allowance	-	-	-	-	-	-
Average recorded investment	6,271	6,276	11,069	3,193	-	26,809
Interest income recognized	115	108	260	86	-	569
With an allowance recorded
Recorded investment	$2,250	$1,645	$5,628	$1,781	$47	$11,351
Unpaid principal balance	2,378	1,741	5,762	1,781	47	11,709
Related allowance	870	199	303	511	1	1,884
Average recorded investment	2,253	1,670	6,208	1,818	47	11,996
Interest income recognized	27	53	179	42	1	302
Total
Recorded investment	$8,408	$7,843	$16,092	$4,526	$47	$36,916
Unpaid principal balance	10,070	8,965	16,701	4,680	47	40,463
Related allowance	870	199	303	511	1	1,884
Average recorded investment	8,524	7,946	17,277	5,011	47	38,805
Interest income recognized	142	161	439	128	1	871

	December 31, 2012
	Construction
	& Land Development	1-4 Family Residential	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$11,010	$7,008	$9,979	$3,372	$-	$31,369
Unpaid principal balance	14,532	8,173	10,303	3,481	-	36,489
Related allowance	-	-	-	-	-	-
Average recorded investment	12,147	7,273	10,134	4,108	-	33,662
Interest income recognized	410	301	456	270	-	1,437
With an allowance recorded
Recorded investment	$4,666	$1,300	$10,497	$1,086	$48	$17,597
Unpaid principal balance	4,793	1,362	11,130	1,086	48	18,419
Related allowance	1,834	171	1,142	146	2	3,295
Average recorded investment	4,824	1,371	10,788	1,156	49	18,188
Interest income recognized	262	64	430	71	2	829
Total
Recorded investment	$15,676	$8,308	$20,476	$4,458	$48	$48,966
Unpaid principal balance	19,325	9,535	21,433	4,567	48	54,908
Related allowance	1,834	171	1,142	146	2	3,295
Average recorded investment	16,971	8,644	20,922	5,264	49	51,850
Interest income recognized	672	365	886	341	2	2,266

Included in impaired loans, are troubled debt restructurings (TDRs), which totaled $19.4 million at June 30, 2013, compared to $21.8 million at December 31, 2012.  As of June 30, 2013, $5.7 million of TDRs were accruing interest, compared to $4.8 million at December 31, 2012.  The allowance for loan losses associated with these loans, on the basis of a current evaluation of loss was $504,000 at June 30, 2013 and $220,000 at December 31, 2012.

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Troubled Debt Restructurings (TDRs)

The following table summarizes the pre-modification and post-modification balance of TDRs at the dates indicated.

(in thousands, except contracts)
	At June 30, 2013			At December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction & land development	12	$5,748	$5,155	9	$9,471	$6,580
1-4 family residential	22	6,733	5,490	23	8,024	6,583
Nonfarm, nonresidential	15	10,417	8,540	13	9,089	8,608
Total real estate loans	49	22,898	19,185	45	26,584	21,771
Commercial and industrial	5	641	212	3	142	20
Consumer	1	51	47	1	51	48
Total loans	55	$23,590	$19,444	49	$26,777	$21,839

The following table summarizes, by class, loans that were modified resulting in TDRs during the periods indicated.

(in thousands, except contracts)
	For the Three Months Ended June 30
	2013			2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction & land development	4	$366	$351	1	$2,600	$2,600
1-4 family residential	4	308	308	2	1,098	1,098
Nonfarm, nonresidential	2	2,587	1,671	1	975	967
Total real estate loans	10	3,261	2,330	4	4,673	4,665
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total loans	10	$3,261	$2,330	4	$4,673	$4,665

The following table summarizes, by type of concession, loans that were modified resulting in TDRs during the periods indicated.

Troubled Debt Restructurings Concession Type
(in thousands, except contracts)
	For the Three Months Ended June 30
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Rate concessions	-	$-	-	$-
Term concessions	-	-	-	-
Rate and term concessions	3	1,777	2	1,098
Total rate or term concessions	3	1,777	2	1,098
Foreclosures	7	553	2	3,567
Total concessions	10	$2,330	4	$4,665

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The following table summarizes TDRs removed from this classification during the periods indicated.

Troubled Debt Restructurings Removed During the Period
(in thousands, except contracts)
	For the Three Months Ended June 30
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Construction & land development	1	$400	2	$162
1-4 family residential	3	491	5	1,184
Nonfarm, nonresidential	1	23	1	269
Total real estate loans	5	914	8	1,615
Commercial and industrial	-	-	-	-
Total loans	5	$914	8	$1,615

The following table summarizes, by class, loans modified resulting in TDRs for which there was a payment default during the periods indicated.

Troubled Debt Restructurings that Subsequently Defaulted
(in thousands, except contracts)
	For the Three Months Ended June 30
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Construction & land development	-	$-	-	$-
1-4 family residential	1	85	2	209
Nonfarm, nonresidential	-	-	-	-
Total real estate loans	1	85	2	209
Commercial and industrial	-	-	-	-
Total loans	1	$85	2	$209

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The following table provides information about the Bank’s nonperforming assets at the dates indicated.

(dollars in thousands)
	June 30 2013	December 31 2012
Nonaccrual loans	$22,118	$28,565
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	22,118	28,565
Foreclosed real estate	13,585	9,821
Total nonperforming assets	$35,703	$38,386
Allowance for loan losses	$10,564	$10,690
Nonperforming loans to period-end loans, excluding loans held for sale	6.09%	7.37%
Allowance for loan losses to period-end loans, excluding loans held for sale	2.91%	2.76%
Nonperforming assets as a percentage of:
Loans and foreclosed assets	9.47%	9.66%
Total assets	5.16%	5.40%
Ratio of allowance for loan losses to nonperforming loans	47.8%	37.4%

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Note 6 - Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Balance at beginning of the period	$10,787	$10,414	$10,690	$10,650
Provision for loan losses	-	935	940	2,040
Charge-offs
Construction and development	-	278	66	755
1-4 family residential	136	392	137	1,236
Nonfarm, nonresidential	103	50	956	162
Total real estate	239	720	1,159	2,153
Commercial	40	455	40	502
Consumer	12	-	23	28
Total charge-offs	291	1,175	1,222	2,683
Recoveries
Construction and development	29	36	88	133
1-4 family residential	-	4	-	27
Nonfarm, nonresidential	2	-	3	-
Total real estate	31	40	91	160
Commercial	16	79	44	124
Consumer	21	2	21	4
Total recoveries	68	121	156	288
Net charge-offs	223	1,054	1,066	2,395
Balance at end of period	$10,564	$10,295	$10,564	$10,295
Average loans, excluding loans held for sale	$368,798	$397,889	$375,863	$405,082
Period end loans, excluding loans held for sale	$363,355	$393,617	$363,355	$393,617
Net charge-offs to average loans, excluding loans held for sale (1)	0.24%	1.06%	0.57%	1.19%
Allowance for loan losses to period end loans, excluding loans held for sale	2.91%	2.62%	2.91%	2.62%

(1) Annualized

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The following tables outline the changes in the allowance for loan losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at June 30, 2013 and December 31, 2012.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
(in thousands)
	As of and for the Six Months Ended June 30, 2013
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$5,503	$2,142	$45	$1,976	$817	$107	$100	$10,690
Provision for loan losses	(1,080)	(56)	4	318	304	(2)	1,452	940
Charge-offs	(66)	(137)	-	(956)	(40)	(23)	-	(1,222)
Recoveries	88	-	-	3	44	21	-	156
Ending balance	$4,445	$1,949	$49	$1,341	$1,125	$103	$1,552	$10,564

Ending allowance balance for loans individually evaluated for impairment	$870	$199	$-	$303	$511	$1	$-	$1,884

Ending allowance balance for loans collectively evaluated for impairment	$3,575	$1,750	$49	$1,038	$614	$102	$1,552	$8,680

Loans Receivable
Total period-end balance	$56,843	$124,591	$6,853	$137,356	$35,184	$2,528	$-	$363,355
Balance of loans individually evaluated for impairment	$8,408	$7,843	$-	$16,092	$4,526	$47	$-	$36,916
Balance of loans collectively evaluated for impairment	$48,435	$116,748	$6,853	$121,264	$30,658	$2,481	$-	$326,439

	As of and for the Year Ended December 31, 2012
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$6,463	$1,553	$52	$1,277	$1,182	$92	$31	$10,650
Provision for loan losses	1,096	2,553	(7)	1,503	(14)	76	69	5,276
Charge-offs	(2,272)	(2,059)	-	(830)	(597)	(69)	-	(5,827)
Recoveries	216	95	-	26	246	8	-	591
Ending balance	$5,503	$2,142	$45	$1,976	$817	$107	$100	$10,690

Ending allowance balance for loans individually evaluated for impairment	$1,834	$171	$-	$1,142	$146	$2	$-	$3,295

Ending allowance balance for loans collectively evaluated for impairment	$3,669	$1,971	$45	$834	$671	$105	$100	$7,395

Loans Receivable
Total period-end balance	$68,954	$126,468	$6,292	$147,894	$35,182	$2,867	$-	$387,657
Balance of loans individually evaluated for impairment	$15,676	$8,308	$-	$20,476	$4,458	$48	$-	$48,966
Balance of loans collectively evaluated for impairment	$53,278	$118,160	$6,292	$127,418	$30,724	$2,819	$-	$338,691

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Note 7 - Foreclosed Real Estate and Repossessed Assets

The following table shows the composition of foreclosed real estate.

(in thousands)
	June 30	December 31
	2013	2012
Construction and development	$8,736	$7,164
1-4 family residential	119	433
Nonfarm, nonresidential	4,730	2,224
Balance at end of period	$13,585	$9,821

The following table summarizes the activity in foreclosed real estate for the six months ended June 30, 2013 and the year ended December 31, 2012.

(in thousands)
	June 30 2013	December 31 2012
Balance at beginning of year	$9,821	$19,333
Additions from loans	7,072	4,773
Improvements	98	-
Sales	(2,904)	(13,302)
Writedowns	(502)	(983)
Balance at end of period	$13,585	$9,821

The Company had no repossessed assets at June 30, 2013 or December 31, 2012.

Note 8 - Restricted Equity Securities

The Bank, as a member institution is required to own stock in the Federal Home Loan Bank of Atlanta (FHLB).  No ready market exists for this stock and it has no quoted market value; however, redemption of this stock has historically been at par.  At June 30, 2013 and December 31, 2012, the Bank owned $853,000 and $1.1 million, respectively, in FHLB stock.  Investments in FHLB stock, in excess of the minimum amount required by the FHLB, are redeemed at the discretion of the FHLB.  During the first six months of 2013, $198,000 of excess FHLB stock was redeemed, which represented all stock in excess of the minimum amount required at that date.  Also included in restricted equity securities at June 30, 2013 and December 31, 2012, was an investment in the Senior Housing Crime Prevention Fund of $500,000, an investment in Pacific Coast Bankers Bank stock of $102,000, and an investment in Capital South Partners, LLC (a Small Business Investment Corporation), which totaled $1.7 million at June 30, 2013, compared to $1.4 million at December 31, 2012.  As of June 30, 2013, unfunded commitments on the Capital South Partners, LLC investment totaled $100,000.

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Note 9 - Property and Equipment

The following table highlights the components of property and equipment and accumulated depreciation at the dates indicated.

(in thousands)
	June 30	December 31
	2013	2012
Premises:
Land and land improvements	$867	$832
Buildings	1,602	1,602
Leasehold improvements	2,142	2,143
Furniture and fixtures	3,734	3,730
Computer and telecom equipment and software	1,379	1,390
Other	26	26
Property and equipment, total	9,750	9,723
Less accumulated depreciation	(5,598)	(5,313)
Property and equipment, net	$4,152	$4,410

Depreciation expense totaled $400,000 and $446,000 for the six month periods ended June 30, 2013 and 2012, respectively.

Note 10 - Time Deposits

Time deposits totaled $286.1 million at June 30, 2013, compared to $296.3 million at December 31, 2012.  Of that total, time deposits in denominations of $100,000 or more were $147.9 million and $151.6 million at June 30, 2013 and December 31, 2012, respectively.  Interest expense on deposits of $100,000 or more aggregated $775,000 and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.

Time deposits maturing subsequent to June 30, 2013, are as follows:

(in thousands)
Maturing in	Amount
2013	$166,852
2014	77,900
2015	15,336
2016	16,075
2017	8,177
2018	1,733
$286,073

At June 30, 2013 and December 31, 2012, the Company had $348,000 and $937,000, respectively, in brokered certificates of deposit.  Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposit), unless it first receives an appropriate waiver from the FDIC.  Accordingly, as brokered certificates of deposit mature, the certificates are not being rolled over into other certificates.

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Note 11 - Borrowings

At June 30, 2013 and December 31, 2012, the Company’s borrowings consisted of securities sold under agreements to repurchase, and are summarized below:

(dollars in thousands)
	June 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase	$668	0.22%	$436	0.21%
Total	$668	0.22%	$436	0.21%

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

During 2010, the Company reached a three-year cumulative pre-tax loss position and at that time, recorded a partial valuation allowance in the amount of $4.0 million.  During 2011, based upon additional losses and the weighting ascribed to this evidence, the Company determined a full valuation allowance was necessary under the accounting standards and established an allowance totaling $18.0 million to reflect its estimate of net realizable value as of the financial statement date.  As of June 30, 2013 and December 31, 2012, the valuation allowance totaled $17.7 million and $17.6 million, respectively.  In addition, the Company maintains a full valuation allowance against the deferred tax asset related to its net unrealized loss position on the available-for-sale securities portfolio.  This valuation allowance totaled $1.2 million at June 30, 2013.  There was no similar valuation allowance at December 31, 2012, as the available-for-sale securities portfolio was in an unrealized gain position.

Pursuant to accounting pronouncement ASC 740-10, the Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns.  Based on its evaluation of these tax positions for its open tax years, the Company has not recorded any tax liability or uncertain tax positions as of June 30, 2013 and December 31, 2012.  Federal tax returns have been examined by the Internal Revenue Service through 2008.

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

For the six months ended June 30, 2013, basic weighted-average shares and diluted weighted-average shares outstanding were 5,204,109, equating to basic earnings per share and diluted earnings per share of $0.32 per share for the period.  For the six months ended June 30, 2012, basic weighted-average shares and diluted weighted-average shares outstanding totaled 5,191,753, amounting to basic earnings per share and diluted earnings per share of $0.08 per share for the period.
Additionally, 688,935 shares attributable to outstanding stock options and a warrant to purchase 276,815 shares of common stock were excluded from the calculation of net income per share for the six months ended June 30, 2013, because their inclusion was not deemed to be dilutive as their exercise price was greater than the average market price of the common shares.  For the six months ended June 30, 2012, 693,038 options and a warrant to purchase 276,815 shares of common stock were excluded from the net income per share calculations for the same reason.

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

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

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operation restrictions, resulting from the regulators’ judgments based on information available to them at the time of their examination.  See Note 2 – Enforcements Actions and Going Concern Considerations for discussion of the Consent Order and the Written Agreement entered into by the Bank and the Company, respectively, during 2010.

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

(in thousands)
	June 30 2013	December 31 2012
Commitments to extend credit	$40,277	$38,762
Standby letters of credit	224	251
Total	$40,501	$39,013

Back to "Table of Contents"
1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

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

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (LTV).  Regulatory guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital.  These types of loans totaled $23.8 million at June 30, 2013, representing 91.6% of the Bank’s total risk-based capital.  At December 31, 2012, loans in excess of the regulatory loan-to-value ratio limits totaled $26.8 million, or 111.8% of total risk-based capital.

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

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Note 15 - Stock Based Compensation

Stock Option Plans

The Employee Stock Option Plan and the Director Stock Option Plan provide up to 497,110 shares (adjusted for all stock splits) of the Company’s common stock may be issued under each of these plans for a combined total of 994,220 shares.  Options granted under the Employee Stock Option Plan and the Director Stock Option Plan may be vested immediately and expire no more than 10 years from date of grant.  The exercise price for any options granted under these plans is set by the Board of Directors at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split).  No options were granted or exercised under either the Director Stock Option Plan or Employee Stock Option Plan during the six months ended June 30, 2013, during which period 1,954 options were forfeited.  It is the Company’s policy to issue shares to satisfy option exercises.  The total number of options outstanding at June 30, 2013, was 497,110 in the Director Stock Option Plan and 191,825 in the Employee Stock Option Plan.

No stock compensation expense was recognized by the Company during the first six months of 2013 or 2012 related to the vesting of stock options and as of June 30, 2013, there was no unrecognized compensation cost related to outstanding stock options.  There is no intrinsic value in these stock options as of June 30, 2013, as the exercise prices are greater than the last traded price of the Company's common stock.

A summary of the activity in the Company’s Stock Option Plans and related information for the six months ended June 30, 2013 is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	Outstanding	Price	Outstanding	Price
At December 31, 2012	690,889	$8.30	690,889	$8.30
Options granted	-	-	-	-
Options vested	-	-	-	-
Options forfeited	(1,954)	13.31	(1,954)	13.31
At June 30, 2013	688,935	$8.29	688,935	$8.29

Additional information concerning outstanding options under the Company’s Plans as of June 30, 2013, is as follows:

				Weighted Average
			Average	Remaining
	Number	Number	Intrinsic	Contractual Life
Exercise Price	Outstanding	Exercisable	Value	(in Years)
$5.63	457,898	457,898	$-	0.99
$13.31	212,731	212,731	-	2.25
$14.08	12,056	12,056	-	1.99
$20.60	6,250	6,250	-	2.42
Total	688,935	688,935	$-	1.41

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

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Nonvested share activity under the Plan for the six months ended June 30, 2013, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2012	159,867	$0.55
Granted	-	-
Vested	(71,381)	0.74
Forfeited	(2,000)	5.52
Outstanding at June 30, 2013	86,486	$0.27

Compensation expense recognized for nonvested service-based shares totaled $8,000 and $18,000, respectively, for the six months ended June 30, 2013 and 2012.  Separately, during the first six months of 2013 and 2012, $10,000 and $36,000, respectively, of stock compensation expense was reversed upon the forfeiture of nonvested service-based shares.  As of June 30, 2013, there was $8,000 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan.  This cost is expected to be recognized over a remaining weighted-average period of 10.6 months.

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument.  In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  The methods and assumptions used to estimate the fair value of each class of financial instrument are summarized in Note 19 of the Company’s filing on Form 10-K for the year ended December 31, 2012.  Changes in assumptions could significantly affect the estimates.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.  Finally, the fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and December 31, 2012.

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

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

(in thousands)
		June 30, 2013
	Total	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government agencies	$23,320	$-	$23,320	$-
Government-sponsored enterprises	42,358	-	42,358	-
Mortgage-backed securities	38,864	-	38,864	-
Total	$104,542	$-	$104,542	$-

		December 31, 2012
	Total	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government agencies	$39,069	$-	$39,069	$-
Government-sponsored enterprises	167,913	-	167,913	-
Mortgage-backed securities	46,847	-	46,847	-
Total	$253,829	$-	$253,829	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at June 30, 2013 or December 31, 2012.

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

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Mortgage loans held for sale are carried at the lower of cost or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.

Assets measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012 are as follows:

(in thousands)
		June 30, 2013
		Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and land development	$7,538	$-	$7,538	$-
1-4 family residential	7,644	-	7,644	-
Nonfarm, nonresidential	15,789	-	15,789	-
Total impaired real estate loans	30,971		30,971	-
Commercial and industrial	4,015	-	4,015	-
Consumer	46	-	46	-
Total impaired loans	35,032	-	35,032	-
Mortgage loans held for sale	2,549	-	2,549	-
Foreclosed real estate	13,585	-	13,585	-
Total	$51,166	$-	$51,166	$-

		December 31, 2012
		Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and land development	$13,842	$-	$13,842	$-
1-4 family residential	8,137	-	8,137	-
Nonfarm, nonresidential	19,334	-	19,334	-
Total impaired real estate loans	41,313		41,313
Commercial and industrial	4,312	-	4,312	-
Consumer	46	-	46	-
Total impaired loans	45,671	-	45,671	-
Mortgage loans held for sale	5,805	-	5,805	-
Foreclosed real estate	9,821	-	9,821	-
Total	$61,297	$-	$61,297	$-

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis at June 30, 2013 or December 31, 2012.

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

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

(in thousands)
	June 30, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial instruments-assets
Loans (1)	$317,759	$315,890	$331,296	$332,764
Financial instruments-liabilities
Deposits	$668,879	$664,312	$683,840	$681,389

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

There were no transfers of assets measured at fair value between Level 1 and Level 2 measurements during the six months ended June 30, 2013.

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

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Due to insufficient funding at the holding company level and restrictions placed on it under the Consent Order and the Written Agreement, the Company has deferred the payment of the last 12 quarterly dividends on the Preferred Stock, with the total amount deferred equaling $2.5 million as of June 30, 2013.  Until the Company pays in full these deferred Preferred Stock dividends, no dividends may be paid on the common stock.

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

As of June 30, 2013, the most recent notification from the Bank’s primary regulator categorized the Bank as “undercapitalized” under the regulatory framework for prompt corrective action.  Since that date, no conditions or events have occurred of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s category.

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The table below summarizes the Company and the Bank’s capital ratios at June 30, 2013 and December 31, 2012.

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Total Capital (to Risk-weighted Assets)
Company	$25,917	6.98%	$29,708	8.00%	n/a	n/a
Bank	25,892	6.97%	29,708	8.00%	$37,135	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$21,202	5.71%	$14,854	4.00%	n/a	n/a
Bank	21,177	5.70%	14,854	4.00%	$22,281	6.00%
Tier I Capital (to Average Assets)
Company	$21,202	3.05%	$27,816	4.00%	n/a	n/a
Bank	21,177	3.05%	27,816	4.00%	$34,770	5.00%

As of December 31, 2012
Total Capital (to Risk-weighted Assets)
Company	$24,029	6.11%	$31,438	8.00%	n/a	n/a
Bank	24,014	6.11%	31,438	8.00%	$39,298	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$19,045	4.85%	$15,719	4.00%	n/a	n/a
Bank	19,030	4.84%	15,719	4.00%	$23,579	6.00%
Tier I Capital (to Average Assets)
Company	$19,045	2.64%	$28,822	4.00%	n/a	n/a
Bank	19,030	2.64%	28,822	4.00%	$36,028	5.00%

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

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

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

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

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

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

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

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

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

"Undercapitalized" Capital Category

At June 30, 2013, the Bank was deemed "undercapitalized".  As such, and having failed to implement its capital restoration plan, the Bank is subject to the restrictions in Section 38 of the Federal Deposit Insurance Act and the related FDIC rules and regulations that apply to “significantly undercapitalized” institutions, and "undercapitalized" institutions that fail to submit and implement capital restoration plans, including restrictions on:

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

Going Concern Considerations

As discussed in Item 7 of the Company’s filing on Form 10-K for the year ended December 31, 2012, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations", and in Note 2 to the accompanying consolidated financial statements, although the Company was profitable in 2012 and the first half of 2013, the Company has suffered recurring losses that have eroded regulatory capital ratios, and the Bank is under a Consent Order that requires, among other provisions, capital ratios to be maintained at certain heightened levels.  In addition, the Company is under a Written Agreement that requires, among other provisions, the submission of a capital plan to improve the Company’s and the Bank’s capital levels.  As of June 30, 2013, both the Bank and the Company are considered “undercapitalized” based on their respective regulatory capital levels.  These considerations raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

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

At June 30, 2013, the Bank was deemed "undercapitalized".  As such, and having failed to implement its capital restoration plan, the Bank is subject to certain restrictions, as discussed under “"Undercapitalized" Capital Category” in Item 1.

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

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history.  Unemployment is close to record levels and both residential and commercial real estate values have been adversely impacted.  Since 2008, with the slowing economy, falling real estate values and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality.  Continued weakness in the Western North Carolina real estate market was the primary reason for the Company’s providing an increase to the allowance for loan losses of $5.3 million and $15.8 million in 2012 and 2011, respectively.  For the six-month period ended June 30, 2013, the provision for loan losses totaled $940,000 with net charge-offs totaling $1.1 million.  We have experienced some margin contraction, as we are unable to reinvest proceeds from loan and security repayments at the same yields.  We also expect to continue to incur increased expense as we manage our troubled assets.  Our markets continue to feel the effects of the recession and we do not foresee substantial improvements in either unemployment or real estate values until late 2013 at the earliest.

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

The Company believes its current base of business is relatively well diversified as is the general economic base of the region as a whole.  The principal concentration identified by management within the Company’s lending portfolio is in loans secured by real estate.  At June 30, 2013, loans collateralized by real estate comprised 90% of the Company’s total loan portfolio.  Management believes concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral.  These include residential, multifamily, and both income-producing and owner-occupied commercial properties.  The Company’s loan portfolio includes $56.8 million in loans classified as construction or acquisition and development (of which $35.0 million are land loans) and $137.4 million in loans classified as commercial real estate (CRE), representing 15.6% and 37.8%, respectively, of the total portfolio.  By way of comparison, at December 31, 2012, the Company’s loan portfolio included $69.0 million in loans classified as construction or acquisition and development (of which $41.6 million were land loans) and $147.9 million in loans classified as CRE, representing 17.8% and 38.2%, respectively, of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices, such as loans with high loan-to-value ratios.  At June 30, 2013, loans exceeding regulatory loan-to-value guidelines represented 91.6% of risk-based capital, primarily attributable to the Bank’s reduced capital due to losses incurred in the past several years, combined with market value declines on the underlying collateral of the Bank’s real estate loan portfolio.

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

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

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

Financial Overview

The Company’s total assets were $692.1 million at June 30, 2013, a decrease of $18.3 million, from $710.4 million at December 31, 2012.  The Company’s total deposits were $668.9 million at June 30, 2013, a decrease of $14.9 million, from $683.8 million at December 31, 2012.  Proceeds from investment security sales, secondary market mortgage loan sales and loan repayments continue to support solid levels of cash on deposit with the Federal Reserve Bank at quarter end, providing sufficient liquidity to fund investment security purchases and meet depositor needs.  Overall growth plans have been purposely slowed in response to the Bank’s asset quality deterioration, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements.

Investment securities increased by $6.2 million, or 2.4%, from $255.1 million at December 31, 2012, to $261.3 million at June 30, 2013.  During the six months ended June 30, 2013, gross loans, excluding loans held for sale, decreased by $24.3 million, or 6.3%, from $387.7 million at December 31, 2012 to $363.4 million at June 30, 2013, as management purposely slowed loan growth in response to current economic conditions.  In addition, customers are increasingly exhibiting a preference for deleveraging by paying off their loans.  The Company’s portfolio loan-to-asset ratio decreased from 54.6% at December 31, 2012, to 52.5% at June 30, 2013, principally reflecting an increase in loan repayments over loan production, combined with $1.2 million of gross charge-offs and the transfer of $7.1 million of portfolio loans to foreclosed real estate during the first six months of 2013.

During the six months ended June 30, 2013, the Company recorded net income of $2.2 million, compared to net income of $931,000 for the same period in 2012.  Net interest income for the six months ended June 30, 2013, was $9.7 million, down slightly from $9.9 million for the six months ended June 30, 2012.  The modest decrease was primarily due to decreased interest income on loans due to contraction in the loan portfolio, the adverse impact of nonaccrual loans, and historically low interest rates, partially offset by lower interest expense, principally as a result of deposit rate reductions undertaken in the second half of 2012 across all account categories.  The Company’s net interest margin decreased to 2.94% for the six months ended June 30, 2013, compared with 3.01% for the similar period in 2012, primarily as a result of an asset shift from higher yielding loans to lower yielding investment securities.  Provision for loan losses was $940,000 for the six months ended June 30, 2013, compared to $2.0 million for the six months ended June 30, 2012.  The Company may incur higher provisions for loan losses in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.  Noninterest income decreased to $3.2 million for the six months ended June 30, 2013, compared to $5.0 million for the six-month period ended June 30, 2012, principally due to decreased USDA/SBA loan sale and servicing revenue, which totaled $4,000 for the first six months of 2013, compared to $592,000 for the year-ago six month period and decreased  net gains on sales on investment securities, which totaled $212,000 for the first six months of 2013, compared to $1.3 million in the year-ago six-month period.  Noninterest expense for the six months ended June 30, 2013, decreased to $9.8 million, compared to $11.9 million for the same period in 2012, primarily due to decreased problem asset management costs, including holding costs of and losses on the sale of other real estate owned and loan related expense.  The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.  Strong cost control efforts have been in place for several years and are responsible for stability, and even moderate declines, in the majority of operating expense categories.  Corporate insurance costs have increased due to higher premiums based on the Company’s financial condition.

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

Loans

Net loans outstanding, excluding loans held for sale, were $352.8 million at June 30, 2013, compared to $377.0 million at December 31, 2012, a decrease of $24.2 million, or 6.4%.  Before the allowance for loan losses, loans receivable decreased $24.3 million, or 6.3%, from $387.7 million at December 31, 2012, to $363.4 million at June 30, 2013.

Following is a summary of loans, excluding loans held for sale.

(in thousands)
	June 30 2013	December 31 2012
Real estate:
Construction and development	$56,843	$68,954
1-4 family residential	124,591	126,468
Multifamily	6,853	6,292
Nonfarm, nonresidential	137,356	147,894
Total real estate	325,643	349,608
Commercial and industrial	35,184	35,182
Consumer	2,528	2,867
	363,355	387,657
Allowance for loan losses	(10,564)	(10,690)
Total	$352,791	$376,967

The Bank has historically originated, serviced, and sold USDA and SBA loans.  While we continue to service such loans, loan origination and sales activity has been tempered, which has had an unfavorable impact on earnings.  Loans serviced for others totaled $22.3 million at June 30, 2013, and $22.8 million at December 31, 2012.

Management expects loan growth will continue to be muted during the remainder of 2013 as a result of the economic uncertainties that are expected to persist for the foreseeable future.

Deposits

Total deposits at June 30, 2013 were $668.9 million, down $14.9 million, or 2.2%, from $683.8 million on December 31, 2012.  During the six months ended June 30, 2013, demand deposit accounts decreased by $403,000, interest-bearing checking accounts decreased by $1.4 million, savings accounts decreased by $2.4 million, money market accounts decreased by $607,000, and certificates of deposit declined by $10.2 million, including $589,000 of internet deposits.  Through our branch network, the Bank continues to attract new depository customers seeking value-added service.  In addition to attracting new core deposit customers, in this low interest rate environment, our existing customers continue to exhibit a preference for maintaining their funds in short-term liquid investments, such as our savings and money market deposit accounts.  As a consequence, customers are often taking the funds from maturing certificates and depositing them into savings, checking, and money market accounts.  In addition, as a result of the U.S. equity markets’ strong performance during recent months, customers are also beginning to transfer their liquid funds back into the stock markets.

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

Borrowings

As of June 30, 2013, the Company’s borrowings totaled $668,000 and consisted solely of securities sold under agreements to repurchase, compared to $436,000 at December 31, 2012.

Stockholders’ Equity

Consolidated stockholders’ equity decreased to $19.0 million, or 2.74% of total assets at June 30, 2013, compared to $19.7 million, or 2.77% of total assets at December 31, 2012, equating to book value per common share of $0.52 at June 30, 2013 compared to $0.67 at December 31, 2012.  Unrealized losses on investment securities, net of taxes, increased by $2.9 million and were partially offset by the Company's net income of $2.2 million for the six months ended June 30, 2013.  Accumulated other comprehensive income at June 30, 2013, is comprised of  $2.6 million in net unrealized losses on available-for-sale securities and $412,000 in net unrealized holding gains on the transfer of securities with a fair value of $146.6 million from available-for-sale to held-to maturity during the second quarter of 2013.  The unrealized gain on the held-to-maturity securities is being amortized to income by the interest method over the remaining life of the securities.

No cash dividends have been declared on common stock during 2012 or the first six months ended June 30, 2013, and management does not anticipate cash dividends on common stock for the foreseeable future.  Further, the Bank has been unable to pay a dividend to the Company to pay the quarterly dividend on its preferred stock due to the withholding of regulatory approval and thus, since August 2010, the Company has deferred the $205,000 quarterly payment of cash dividends on its preferred stock.  As of June 30, 2013, the Company has deferred payment of $2.5 million in preferred dividends.  The Company expects to again defer the $205,000 payment of the preferred dividend in August 2013, in order to preserve capital.  After receipt of regulatory approval, the Bank paid a dividend of $29,547 to the Company during the first quarter of 2013, to pay its annual franchise tax to the North Carolina Department of Revenue.

As of June 30, 2013, the Bank’s primary federal regulator categorized the Bank as “undercapitalized” under the regulatory framework for prompt corrective action.  Actual capital amounts and ratios for the Company and the Bank at June 30, 2013 and December 31, 2012, are presented in the following table.

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Total Capital (to Risk-weighted Assets)
Company	$25,917	6.98%	$29,708	8.00%	n/a	n/a
Bank	25,892	6.97%	29,708	8.00%	$37,135	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$21,202	5.71%	$14,854	4.00%	n/a	n/a
Bank	21,177	5.70%	14,854	4.00%	$22,281	6.00%
Tier I Capital (to Average Assets)
Company	$21,202	3.05%	$27,816	4.00%	n/a	n/a
Bank	21,177	3.05%	27,816	4.00%	$34,770	5.00%

As of December 31, 2012
Total Capital (to Risk-weighted Assets)
Company	$24,029	6.11%	$31,438	8.00%	n/a	n/a
Bank	24,014	6.11%	31,438	8.00%	$39,298	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$19,045	4.85%	$15,719	4.00%	n/a	n/a
Bank	19,030	4.84%	15,719	4.00%	$23,579	6.00%
Tier I Capital (to Average Assets)
Company	$19,045	2.64%	$28,822	4.00%	n/a	n/a
Bank	19,030	2.64%	28,822	4.00%	$36,028	5.00%

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

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

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

Although management believes the Company appropriately reserved for our problem assets at June 30, 2013, we nonetheless continue to experience the effects of asset devaluation in our markets as the economy and businesses struggle to recover, albeit at a significantly reduced frequency and severity than we experienced in recent years.  We have allocated significant resources toward expeditious resolution of our nonperforming loans and those assets we have foreclosed upon.  We anticipate there may be some additional provisioning and charge-offs during 2013 to stay ahead of this resolution process.  As of June 30, 2013, nonperforming assets were $35.7 million, down $2.7 million, or 7.0%, from $38.4 million at December 31, 2012.  As a percentage of period-end portfolio loans and foreclosed assets, nonperforming assets were 9.47% at June 30, 2013, versus 9.66% at year-end 2012.  The allowance for loan losses as a percentage of period-end portfolio loans increased to 2.91% at June 30, 2013, from 2.76% at December 31, 2012.  As of June 30, 2013, loans 30-89 days past due were $2.3 million, or 0.64% of portfolio loans, compared to $1.7 million, or 0.44% of portfolio loans at December 31, 2012.  There can be no assurance past due loans will remain at the current level for the remainder of 2013.

The provision for loan losses was $940,000 for the six months ended June 30, 2013, compared to $2.0 million for the same period in 2012, while net charge-offs were $1.1 million in the 2013 period, compared to net charge-offs of $2.4 million in the 2012 period.  The charge-offs in each period resulted principally from recognition of losses previously reserved for as these loans were worked through the Bank’s asset resolution process.  In addition, as part of this resolution process, management provides for additional losses through increases to its allowance for loan losses.

The following table provides additional information about the Bank’s nonperforming assets.

(dollars in thousands)
	June 30 2013	December 31 2012
Nonaccrual loans	$22,118	$28,565
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	22,118	28,565
Foreclosed real estate	13,585	9,821
Total nonperforming assets	$35,703	$38,386
Allowance for loan losses	$10,564	$10,690
Nonperforming loans to period-end loans, excluding loans held for sale	6.09%	7.37%
Allowance for loan losses to period-end loans, excluding loans held for sale	2.91%	2.76%
Nonperforming assets as a percentage of:
Loans and foreclosed assets	9.47%	9.66%
Total assets	5.16%	5.40%
Ratio of allowance for loan losses to nonperforming loans	47.8%	37.4%

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

Troubled Debt Restructurings.  On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreements, has been demonstrated over several payment cycles.  Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions.  Restructured loans totaled $19.4 million at June 30, 2013, compared to $21.8 million at December 31, 2012, of which $5.7 million and $4.8 million were accruing interest at the respective period ends.  Restructured loans not accruing interest are included in nonaccrual loans in the above table.

Loan loss experience for the three and six months ended June 30, 2013 and 2012, is presented below.

(dollars in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Balance at beginning of the period	$10,787	$10,414	$10,690	$10,650
Provision for loan losses	-	935	940	2,040
Charge-offs
Construction and development	-	278	66	755
1-4 family residential	136	392	137	1,236
Nonfarm, nonresidential	103	50	956	162
Total real estate	239	720	1,159	2,153
Commercial	40	455	40	502
Consumer	12	-	23	28
Total charge-offs	291	1,175	1,222	2,683
Recoveries
Construction and development	29	36	88	133
1-4 family residential	-	4	-	27
Nonfarm, nonresidential	2	-	3	-
Total real estate	31	40	91	160
Commercial	16	79	44	124
Consumer	21	2	21	4
Total recoveries	68	121	156	288
Net charge-offs	223	1,054	1,066	2,395
Balance at end of period	$10,564	$10,295	$10,564	$10,295
Average loans, excluding loans held for sale	$368,798	$397,889	$375,863	$405,082
Period end loans, excluding loans held for sale	$363,355	$393,617	$363,355	$393,617
Net charge-offs to average loans, excluding loans held for sale (1)	0.24%	1.06%	0.57%	1.19%
Allowance for loan losses to period end loans, excluding loans held for sale	2.91%	2.62%	2.91%	2.62%

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

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

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

We calculate our general allowance for loan losses by applying our historical loss factors to each sector of the loan portfolio.  We use a rolling 16 quarter look-back period when computing historical annualized loss rates.  We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors.  Qualitative factors we considered in the determination of the June 30, 2013, allowance for loan losses included pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development).  Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors.  The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

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

We believe the allowance for loan losses at June 30, 2013, is appropriate and adequate to cover probable inherent losses in the loan portfolio.  However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which was not known to us at the time of the issuance of our consolidated financial statements.  Therefore, our assumptions may or may not prove valid.  Thus, there can be no assurance loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required.  Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses.  Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined problem loans, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown.

Allocation of the Allowance for Loan Losses
(dollars in thousands)
	June 30, 2013		December 31, 2012
		Percent		Percent
		of Total		of Total
	Amount	Loans (1)	Amount	Loans (1)
Construction and land development	$4,445	15.6%	$5,503	17.8%
1-4 family residential	1,949	34.3%	2,142	32.6%
Multifamily	49	1.9%	45	1.6%
Nonfarm, nonresidential	1,341	37.8%	1,976	38.2%
Total real estate loans	7,784	89.6%	9,666	90.2%
Commercial and industrial	1,125	9.7%	817	9.1%
Consumer	103	0.7%	107	0.7%
Unallocated	1,552	-	100	-
Total	$10,564	100.0%	$10,690	100.0%

(1) Percent of loans in each category to total loans

Impaired Loans.  Loans for which it is probable the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures the impairment in accordance with generally accepted accounting principles.  The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At June 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals.  As of June 30, 2013, impaired loans totaled $36.9 million, down from $49.0 million at December 31, 2012.  Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $1.9 million and $3.3 million at the respective periods.

Results of Operations

Three Months Ended June 30, 2013, Compared to the Three Months Ended June 30, 2012

Summary

The Company recorded net income of $1.7 million for the second quarter of 2013, compared with net income of $347,000 for the same quarter in 2012.  Net income available to common stockholders, after the effect of preferred stock dividend requirements, was $1.4 million for the second quarter of 2013, or $0.27 per diluted share, compared with net income available to common shareholders of $91,000, or $0.02 per diluted share, in the year-ago quarter.  The $1.3 million increase in net income was a result of lower provision for loan losses and decreased noninterest expense, partially offset by decreases in gains on the sales of investment securities and mortgage services revenue during the second quarter of 2013.  The Company recorded no income tax expense during the period, due to the establishment of a full valuation allowance against its deferred tax asset at year-end 2011.  Management determined it is appropriate to maintain a full valuation allowance based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations, and available tax planning strategies.

Net Interest Income

Net interest income for the 2013 second quarter decreased slightly to $4.8 million, compared with $4.9 million for the second quarter of 2012.  The Company’s net interest margin decreased from 2.96% for the second quarter of 2012 to 2.88% for the second quarter of 2013 due to a reduction in loans outstanding and historically low interest rates.  A decrease of $949,000 in average earning assets combined with a shift in the composition of assets from higher yielding loans to lower yielding investment securities were the primary contributors to the decline in the net interest margin.  The average yield on earning assets decreased 40 basis points, from 3.88% to 3.48%, while the average cost of funds decreased 32 basis points, from 1.00% to 0.68%.  The lower cost of funds was due to a continued decline in interest rates and a change in our mix of deposits.  Our customers, upon maturity of certificates of deposit, often have chosen to move their funds into more liquid accounts, such as savings, money market, or checking accounts.  More recently, as a result of the strong performance of the U.S. equity markets, customers are beginning to transfer their liquid funds back into the stock markets.

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

The following table illustrates the Company’s yield on earning assets and cost of funds for the three-month periods ended June 30, 2013 and 2012.

Average Balances and Net Interest Income
(dollars in thousands)
	Three Months Ended June 30
	2013			2012
	Average	Interest		Average	Interest
	Daily	Income/	Average	Daily	Income/	Average
	Balance	Expense(1)(2)	Rate	Balance	Expense(1)(2)	Rate
Interest-earning assets
Loans and loans held for sale	$371,340	$4,472	4.83%	$402,194	$5,120	5.09%
Investment securities	257,579	1,263	1.96%	222,458	1,275	2.29%
Due from Federal Reserve Bank	31,711	19	0.25%	33,652	21	0.25%
Interest-earning bank deposits	1,804	3	0.67%	5,079	14	1.11%
Total interest-earning assets	662,434	5,757	3.48%	663,383	6,430	3.88%

Noninterest-earning assets:
Cash and due from banks	8,468			15,222
Property and equipment	4,231			4,709
Interest receivable and other	21,623			25,692
Total noninterest-earning assets	34,322			45,623
Total assets	$696,756			$709,006

Interest-bearing liabilities
NOW accounts	$72,499	25	0.14%	$65,773	37	0.23%
Money markets	60,264	74	0.49%	56,827	123	0.87%
Savings deposits	167,329	198	0.47%	155,173	353	0.91%
Retail time deposits	286,407	698	0.98%	324,072	982	1.22%
Wholesale time deposits	366	3	2.90%	1,791	11	2.46%
Federal funds purchased and securities
sold under agreements to repurchase	607	1	0.22%	549	-	0.25%
Other borrowings	-	-	-%	2	-	0.23%
Total interest-bearing liabilities	587,472	999	0.68%	604,187	1,506	1.00%

Noninterest-bearing liabilities:
Demand deposits	83,779			80,774
Interest payable and other	4,076			4,631
Total noninterest-bearing liabilities	87,855			85,405
Total liabilities	675,327			689,592

Stockholders' equity	21,429			19,414
Total liabilities and stockholders' equity	$696,756			$709,006

Net interest income and interest rate spread		$4,758	2.80%		$4,924	2.88%

Net yield on average interest-earning assets			2.88%			2.96%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.76%			109.80%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in either volume or rates has been allocated in proportion to the absolute dollar change in both.

Volume and Rate Variance Analysis
(in thousands)
	Three Months Ended June 30			Three Months Ended June 30
	2013 vs 2012			2012 vs 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and loans held for sale	$(380)	$(268)	$(648)	$(969)	$50	$(919)
Investment securities	186	(198)	(12)	446	(300)	146
Due from Federal Reserve Bank	(2)	-	(2)	-	-	-
Interest-bearing bank deposits	(7)	(4)	(11)	(4)	(4)	(8)
Total interest income	(203)	(470)	(673)	(527)	(254)	(781)

Interest expense:
NOW accounts	3	(15)	(12)	2	(14)	(12)
Money markets	7	(56)	(49)	16	(26)	(10)
Savings deposits	26	(181)	(155)	82	(44)	38
Retail time deposits	(106)	(178)	(284)	(8)	(212)	(220)
Wholesale time deposits	(11)	3	(8)	(210)	29	(181)
Federal funds purchased and securities
sold under agreements to repurchase	-	1	1	-	(1)	(1)
Other borrowings	-	-	-	(3)	(3)	(6)
Total interest expense	(81)	(426)	(507)	(121)	(271)	(392)
Net increase (decrease) in net interest income	$(122)	$(44)	$(166)	$(406)	$17	$(389)

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

There was no provision for loan losses for the three months ended June 30, 2013, compared to $935,000 for the comparable 2012 period.  The reduction in the provision for loan losses is reflective of both the overall reduction in problem loans and the stabilization, for the most part, of the real estate values collateralizing our problem loans.  The Company may incur higher provisions for loan losses in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

Noninterest Income

Noninterest income for the three months ended June 30, 2013, totaled $1.6 million, compared with $2.2 million for the same quarter in 2012.  The period-over-period decrease was driven primarily by lower gains on the sales of investment securities and mortgage services revenue, which collectively contributed $661,000 to noninterest income for the 2013 period, compared to $1.2 million for the 2012 period.  Also contributing to noninterest income for the quarter ended June 30, 2013 were service charges on deposit accounts and other service charges, which added $317,000 and $435,000 respectively.  During the same period in 2012, service charges on deposits and other service charges totaled $370,000 and $430,000, respectively.  Other income was comprised mainly of rental income on foreclosed real estate during each quarterly period.

Components of noninterest income are as follows:

Noninterest Income
(in thousands)
	Three Months Ended June 30
	2013	2012
Service charges on deposit accounts	$317	$370
Mortgage services revenue	493	618
Other service charges and fees	435	430
Increase in cash surrender value of life insurance	84	96
Gain on sale of investment securities, net	168	605
USDA/SBA loan sale and servicing revenue	2	28
Other income	117	87
Total	$1,616	$2,234

Noninterest Expense

Noninterest expense includes all of the operating costs of the Company, excluding interest, provision, and tax expense.  For the second quarter of 2013, noninterest expense totaled $4.7 million, down from $5.9 million in the second quarter of 2012.  The decrease in noninterest expense was primarily driven by lower problem asset management costs, including holding costs of and losses on the sales of other real estate owned and repossessed assets and loan related expense.  The duration and severity of the current recession continues to have a substantial negative impact on the Company’s performance.  Foreclosed asset expense totaled only $21,000 for the second quarter of 2013, compared to $1.0 million in the second quarter of 2012.  During the second quarter of 2013, write-downs of foreclosed asset expenses were $203,000, compared to $590,000 during the second quarter of 2012, foreclosed asset legal expenses were $72,000, compared to $180,000 during the second quarter of 2012, foreclosed asset holding costs were $159,000, compared to $306,000 during the second quarter of 2012 and net gains on sales of foreclosed assets totaled $413,000 for the second quarter of 2013 compared to net gains of $61,000 for the second quarter of 2012.  Other loan related expense totaled $159,000 for the second quarter of 2013, compared to $201,000 for the same period in 2012.  Salary and benefit expense decreased from $2.5 million for the three months ended June 30, 2012 to $2.3 million for the three months ended June 30, 2013.  Corporate insurance expense increased $49,000 from the prior year period due to higher premiums based on the Bank’s financial condition.  Continued cost control efforts were the principal reason the Company was able to hold most operating expense categories at or slightly below 2012 levels.

Components of noninterest expense are as follows:

Noninterest Expense
(in thousands)
	Three Months Ended June 30
	2013	2012
Salaries and employee benefits	$2,349	$2,467
Occupancy	331	343
Equipment	200	212
Advertising	57	59
Data processing and telecommunications	491	464
Deposit insurance premiums	596	604
Professional fees	56	138
Printing and supplies	24	28
Foreclosed assets	21	1,016
Dues and subscriptions	33	38
Postage	44	51
Loan related expense	159	201
Corporate insurance	125	76
Other	203	179
Total	$4,689	$5,876

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

Income Tax Expense

During the second quarter of 2013 and 2012, the Company recorded no income tax expense as it maintains a full valuation allowance against its deferred tax asset.

Six Months Ended June 30, 2013, Compared to the Six Months Ended June 30, 2012

Summary

The Company recorded net income of $2.2 million for the six months ended June 30, 2013, compared with net income of $931,000 for the same period in 2012.  Net income available to common stockholders, after the effect of preferred stock dividend requirements, was $1.7 million for the six months ended June 30, 2013, or $0.32 per diluted share, compared with net income available to common shareholders of $421,000, or $0.08 per diluted share, in the year-ago period.  The $1.2 million increase in net income was a result of lower provision for loan losses and decreased noninterest expense, partially offset by decreases in gains on the sales of investment securities and USDA/SBA loans during the first six months of 2013.  The Company recorded no income tax expense during the period, due to the establishment of a full valuation allowance against its deferred tax asset at year-end 2011.  Management determined it is appropriate to maintain a full valuation allowance based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations, and available tax planning strategies.

Net Interest Income

Net interest income for the six-month period of 2013 decreased slightly to $9.7 million, compared with $9.9 million for the six-month period of 2012.  The Company’s net interest margin decreased from 3.01% for the 2012 period to 2.94 % for the first six months of 2013, due to a reduction in loans outstanding and historically low interest rates.  Despite an increase of $9.1 million in average earning assets, a shift in the composition of assets from higher yielding loans to lower yielding investment securities was the primary contributor to the decline in the net interest margin.  The average yield on earning assets decreased 40 basis points, from 3.96% to 3.56%, while the average cost of funds decreased 35 basis points, from 1.04% to 0.69%.  The lower cost of funds was due to a continued decline in interest rates and a change in our mix of deposits.  Our customers, upon maturity of certificates of deposit, often have chosen to move their funds into more liquid accounts, such as savings, money market, or checking accounts.  More recently, as a result of the strong performance of the U.S. equity markets, customers are beginning to transfer their liquid funds back into the stock markets.

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

The following table illustrates the Company’s yield on earning assets and cost of funds for the six-month periods ended June 30, 2013 and 2012.

Average Balances and Net Interest Income
(dollars in thousands)
	Six Months Ended June 30
	2013			2012
	Average	Interest		Average	Interest
	Daily	Income/	Average	Daily	Income/	Average
	Balance	Expense(1)(2)	Rate	Balance	Expense(1)(2)	Rate
Interest-earning assets
Loans and loans held for sale	$378,891	$9,071	4.83%	$409,794	$10,484	5.12%
Investment securities	254,177	2,627	2.07%	211,041	2,426	2.30%
Due from Federal Reserve Bank	29,093	35	0.24%	29,085	35	0.24%
Interest-earning bank deposits	2,028	7	0.70%	5,190	29	1.12%
Total interest-earning assets	664,189	11,740	3.56%	655,110	12,974	3.96%

Noninterest-earning assets:
Cash and due from banks	8,346			15,432
Property and equipment	4,289			4,808
Interest receivable and other	19,307			27,167
Total noninterest-earning assets	31,942			47,407
Total assets	$696,131			$702,517

Interest-bearing liabilities
NOW accounts	$70,623	46	0.13%	$65,172	72	0.22%
Money markets	60,381	147	0.49%	54,598	239	0.88%
Savings deposits	169,061	400	0.48%	149,019	697	0.94%
Retail time deposits	287,014	1,426	1.00%	329,040	2,072	1.27%
Wholesale time deposits	422	6	2.87%	1,839	23	2.52%
Federal funds purchased and securities sold
under agreements to repurchase	504	1	0.22%	517	1	0.20%
Other borrowings	-	-	-%	45	-	0.50%
Total interest-bearing liabilities	588,005	2,026	0.69%	600,230	3,104	1.04%

Noninterest-bearing liabilities:
Demand deposits	83,223			78,363
Interest payable and other	4,307			4,533
Total noninterest-bearing liabilities	87,530			82,896
Total liabilities	675,535			683,126

Stockholders' equity	20,596			19,391
Total liabilities and stockholders' equity	$696,131			$702,517

Net interest income and interest rate spread		$9,714	2.86%		$9,870	2.92%

Net yield on average interest-earning assets			2.94%			3.01%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.96%			109.14%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in either volume or rates has been allocated in proportion to the absolute dollar change in both.

Volume and Rate Variance Analysis
(in thousands)
	Six Months Ended June 30			Six Months Ended June 30
	2013 vs 2012			2012 vs 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and loans held for sale	$(763)	$(650)	$(1,413)	$(1,846)	$209	$(1,637)
Investment securities	462	(261)	201	807	(523)	284
Due from Federal Reserve Bank	-	-	-	(7)	-	(7)
Interest-bearing bank deposits	(14)	(8)	(22)	(8)	(3)	(11)
Total interest income	(315)	(919)	(1,234)	(1,054)	(317)	(1,371)

Interest expense:
NOW accounts	6	(32)	(26)	3	(27)	(24)
Money markets	23	(115)	(92)	26	(51)	(25)
Savings deposits	84	(381)	(297)	155	(69)	86
Retail time deposits	(244)	(402)	(646)	(2)	(474)	(476)
Wholesale time deposits	(20)	3	(17)	(453)	74	(379)
Federal funds purchased and securities sold
under agreements to repurchase	-	-	-	(1)	(1)	(2)
Other borrowings	-	-	-	(8)	(9)	(17)
Total interest expense	(151)	(927)	(1,078)	(280)	(557)	(837)
Net increase (decrease) in net interest income	$(164)	$8	$(156)	$(774)	$240	$(534)

Provisions for Loan Losses

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.  In evaluating the allowance for loan losses, management considers factors that include growth, composition, diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current seasoning of the portfolio, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and other relevant factors.

Provision for loan losses for the six months ended June 30, 2013, totaled $940,000, a decrease of $1.1 million from $2.0 million for the comparable 2012 period.  The reduction in the provision for loan losses is reflective of both the overall reduction in problem loans and the stabilization, for the most part, of the real estate values collateralizing our problem loans.  The Company may incur higher provisions for loan losses in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

Noninterest Income

Noninterest income for the six months ended June 30, 2013, totaled $3.2 million, compared with $5.0 million for the same period in 2012.  The period-over-period decrease was driven primarily by lower gains on the sales of investment securities and USDA/SBA loan sale and servicing revenue, which collectively contributed $216,000 to noninterest income for the 2013 period, compared to $1.9 million for the 2012 period.  Mortgage services revenue remained relatively unchanged, contributing $1.2 million for the six months ended June 30, 2013 and 2012.  Also contributing to noninterest income for the period were service charges on deposit accounts and other service charges, which contributed $629,000 and $828,000, respectively.  During the same period in 2012, service charges on deposits and other service charges totaled $727,000 and $837,000, respectively.  Rental income on foreclosed real estate represented $39,000 of the increase in other income.

Components of noninterest income are as follows:

Noninterest Income
(in thousands)
	Six Months Ended June 30
	2013	2012
Service charges on deposit accounts	$629	$727
Mortgage services revenue	1,156	1,241
Other service charges and fees	828	837
Increase in cash surrender value of life insurance	171	195
Gain on sale of investment securities, net	212	1,284
USDA/SBA loan sale and servicing revenue	4	592
Other income	209	144
Total	$3,209	$5,020

Noninterest Expense

Noninterest expense includes all of the operating costs of the Company, excluding interest, provision, and tax expense.  For the six months ended June 30, 2013, noninterest expense totaled $9.8 million, down 18% from $11.9 million for the six months ended June 30, 2012.  The decrease in noninterest expense was primarily driven by lower problem asset management costs, including holding costs of and losses on the sales of other real estate owned and repossessed assets and loan related expense.  The duration and severity of the current recession continues to have a substantial negative impact on the Company’s performance.  Foreclosed asset expense totaled $496,000 for the 2013 period, compared to $2.4 million in the year-ago period.  During the period ended June 30, 2013, write-downs on real estate owned of $502,000, holding costs of $348,000 and legal fees associated with foreclosed assets of $134,000 were partially offset by net gains on sales of foreclosed assets of $488,000.  In contrast, for the 2012 period, the largest components of foreclosed asset expense were write-downs on foreclosed assets of $1.3 million, foreclosed asset holding costs of $597,000, legal fees associated with foreclosed assets of $347,000, and net losses on sales of foreclosed assets of $89,000.  Other loan related expense totaled $254,000 for the 2013 period, compared to $449,000 for the same period in 2012 primarily due to decreased loan legal fees.  Salary and benefit expense remained relatively constant at $4.8 million for the six months ended June 30, 2013, compared to $4.9 million for the six months ended June 30, 2012.  Corporate insurance expense increased $133,000 from the prior year period due to higher premiums based on the Bank’s financial condition.  Continued cost control efforts were the principal reason the Company was able to hold most operating expense categories at or slightly below 2012 levels.

Components of noninterest expense are as follows:

Noninterest Expense
(in thousands)
	Six Months Ended June 30
	2013	2012
Salaries and employee benefits	$4,774	$4,862
Occupancy	666	686
Equipment	392	414
Advertising	107	108
Data processing and telecommunications	1,003	933
Deposit insurance premiums	1,202	1,220
Professional fees	146	227
Printing and supplies	49	56
Foreclosed assets	496	2,361
Dues and subscriptions	63	72
Postage	84	103
Loan related expense	254	449
Corporate insurance	257	124
Other	330	304
Total	$9,823	$11,919

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

Income Tax Expense

During the first six months of 2013 and 2012, the Company recorded no income tax expense as it maintains a full valuation allowance against its deferred tax asset.

Liquidity

A function of the Bank’s Asset-Liability Management Committee is evaluating the current liquidity of the Bank and identifying and planning for future liquidity needs.  Such needs primarily consist of ensuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities.  Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities.  On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB), as well as the ability to generate funds through the issuance of long-term debt and equity.  The Bank’s “on balance sheet” liquidity ratio was 21.6% at June 30, 2013, down from 36.9% at year-end 2012, primarily due to the transfer of certain available-for-sale securities to held-to-maturity during the second quarter of 2013.  Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs.  The Company, however, has limited sources of revenue, and the Written Agreement and the Consent Order do not permit the payment of dividends by the Bank to the Company.  Without this primary source of revenue from the Bank, the Company expects to continue to defer the payment of dividends on its Preferred Stock.

Total deposits were $668.9 million at June 30, 2013, down $14.9 million from $683.8 million at December 31, 2012.  Deposit growth and retention within the Bank’s retail branch bank network was sufficient to meet the Company’s funding requirements during 2012 and throughout the first six months of 2013.  In prior years, the Bank used brokered deposits as a supplemental liquidity source.  The Consent Order prohibits the Bank from soliciting and accepting additional brokered certificates of deposit (including the renewal of existing brokered certificates of deposit) without prior approval from the FDIC and limits the rates the Bank can offer on its deposit products.  At June 30, 2013, brokered deposits totaled $348,000, compared to $937,000 at December 31, 2012.  It is expected sufficient funds will be available from cash on hand, investment security repayments, and loan repayments to fund maturities of certificates of deposit.  At June 30, 2013, certificates of deposit represented 42.8% of the Bank’s total deposits, compared to 43.3% at December 31, 2012.  Certificates of deposit of $100,000 or more represented 22.1% of the Bank’s total deposits at June 30, 2013, down slightly from 22.2% at December 31, 2012.  Management believes a sizeable portion of the Bank’s certificates of deposit are relationship-oriented, and based upon prior experience, anticipates a substantial portion of outstanding certificates of deposit will renew upon maturity, or be retained in other deposit products at the Bank.  Deposit retention is also influenced by limits on the rates the Bank can offer.

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

Borrowings totaled $668,000 at June 30, 2013, up from $436,000 at December 31, 2012 and consisted solely of securities sold under agreements to repurchase.  Secured borrowings lines with two financial institutions totaling $12.0 million are available to meet liquidity needs.  Also, additional collateral could be provided to access the $102.6 million borrowing line at the FHLB, if additional liquidity is needed.

Capital Resources

At June 30, 2013 and December 31, 2012, the Company’s equity totaled $19.0 million and $19.7 million, respectively, representing 2.7% and 2.8% of assets at each period.  Unrealized losses on investment securities, net of taxes, increased by $2.9 million and were partially offset by the Company’s net income of $2.2 million for the six months ended June 30, 2013.   The Company is subject to minimum capital requirements, which are further discussed in “PART 1, Item 1 - Business — Supervision and Regulation” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

All capital ratios categorize the Company as “undercapitalized” by regulatory measures at June 30, 2013.  The Company’s regulatory capital ratios as of that date consisted of a leverage ratio of 3.05%, a Tier I risk-based capital ratio of 5.71%, and a total risk-based capital ratio of 6.98%.  At December 31, 2012, these ratios were 2.64%, 4.85% and 6.11%, respectively.  Pursuant to the Consent Order and Written Agreement, the Company and the Bank are required to develop and adopt a plan for achieving and maintaining capital ratios in excess of the minimum thresholds for the Bank to be well-capitalized, specifically Tier 1 capital of at least 8% of total assets and a total risk based capital ratio of at least 12%.  Given the current state of equity markets, our ability to raise capital in the foreseeable future and remain an independent institution is unknown.

Note 17 to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of June 30, 2013 and December 31, 2012.

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

Management has chosen to restrict the level of credit risk in the Company’s investment portfolio and as such it is comprised primarily of debt and mortgage-backed securities issued by agencies of the United States and government-sponsored enterprises.  Management expects to continue this practice for the foreseeable future.  Furthermore, management has historically chosen to maintain a relatively short duration with respect to the investment portfolio as a whole.  Because of the Federal Reserve’s stance of maintaining interest rates at the current low levels through mid-2015, during 2012, the Bank purchased mainly callable U.S. government agency securities, with longer stated maturities, but which were expected to be called in the then-current rate environment.  While this strategy has resulted in an improvement in portfolio yield, it has generally increased the market price volatility and consequently, potential mark-to-market charges against the Company’s capital.

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

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

The following table summarizes the forecasted impact on net interest income using a base-case scenario given upward and downward movements in interest rates of 100, 200, 300, and 400 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates as of June 30, 2013.  Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant.  However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements.  Therefore, management’s assumptions may or may not prove valid.  No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.  Although measured, we believe the downward movements included below are neither realistic nor anticipated in the current historically low interest rate environment and the monetary policy stance the Federal Reserve has taken regarding maintaining interest rates at the current low levels as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a half percentage point above the 2% longer-run goal, and longer-term inflation expectations continue to be well anchored.

	Percentage Change in Net Interest Income from Base
	Immediate Shock		Gradual Ramp
Interest Rate Scenario (1)	12 Months	24 Months	12 Months	24 Months

Up 400 basis points	-7.5%	-13.6%	-1.9%	-11.1%
Up 300 basis points	-5.2%	-9.5%	-1.5%	-8.3%
Up 200 basis points	-3.5%	-6.1%	-0.9%	-5.3%
Up 100 basis points	-1.7%	-2.8%	-0.8%	-3.1%
Base	-	-	-	-
Down 100 basis points	-8.6%	-9.9%	-0.9%	-0.7%
Down 200 basis points	-26.3%	-33.4%	-6.5%	-11.5%
Down 300 basis points	-36.0%	-45.5%	-7.4%	-17.2%
Down 400 basis points	-37.1%	-47.7%	-17.0%	-33.0%

(1)
The rising and falling interest rate scenarios in the first two columns assume an immediate and parallel change in interest rates along the entire yield curve.  The gradual ramp scenarios presented in the third and fourth columns assume a gradual rise or fall in interest rates during the periods indicated.

Back to "Table of Contents"

1st Financial Services Corporation
Management’s Discussion and Analysis
June 30, 2013

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

Back to "Table of Contents"

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

No change in our internal control over financial reporting was identified that occurred during the Company’s second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to "Table of Contents"

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None

ITEM 1A.     RISK FACTORS

Not Applicable

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, the Company has, since August 2010, deferred payment of dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock).  As of the date of filing of this report, the amount of unpaid dividends is $2.5 million.  The Company expects to defer the August 2013 dividend, in order to preserve capital.  As a consequence of having already deferred payment of dividends for six quarters or more, the U.S. Department of the Treasury (Treasury), as holder of the Preferred Stock, has the right to elect two directors to the Board of Directors of the Company at the Company’s next annual meeting of stockholders (or at a special meeting called for that purpose prior to such next annual meeting) and at each subsequent annual meeting of stockholders until all accrued and unpaid Preferred Stock dividends have been declared and paid in full.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.        OTHER INFORMATION

Not Applicable

ITEM 6.        EXHIBITS

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer
31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber
32.01	Rule 1350 Certifications

Back to "Table of Contents"

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Financial Services Corporation (Registrant)

Date: August 14, 2013	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

Date: August 14, 2013	By:	/s/ Holly L. Schreiber
Holly L. Schreiber
Chief Financial Officer

Back to "Table of Contents"

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber

32.01	Rule 1350 Certifications