Form 10-Q/A
period 2013-06-30
1st Financial Services CORP
filed 2013-09-10
CIK 1434743

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q /A

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

Explanatory Note

This Amendment No. 1 (the Amendment) to the Form 10-Q of 1st Financial Services Corporation (the Company), amends and restates the Company’s Form 10-Q for the quarter ended June 30, 2013, which was originally filed with the Securities and Exchange Commission (the SEC) on August 14, 2013.

This Amendment is filed to reflect an adjustment to the Company’s financial statements, specifically the carrying value of held-to-maturity investment securities, in accordance with a directive issued by the Federal Deposit Insurance Corporation (FDIC), requiring the Company’s subsidiary, Mountain 1st Bank & Trust Company (the Bank) to amend its June 2013 Call Report. As previously reported in the Company’s Form 10-Q, filed with the SEC on August 14, 2013, during the quarter ended June 30, 2013, the Company transferred certain available-for-sale securities to a held-to-maturity position.  Following consultation with the FDIC and the Company’s independent registered accounting firm, management determined the appropriate date upon which to record the transfer was April 30, 2013.  On August 20, 2013, after the filing dates of both the Bank’s June 2013 Call Report and the Company’s Form 10-Q, the FDIC directed the Bank to amend its Call Report to reflect the fair value of those transferred securities as of June 21, 2013.  The Call Report was amended and resubmitted by the Bank on August 28, 2013.  This Amendment reflects those changes to the amended Call Report.

Management has reevaluated its conclusion on the effectiveness of the Company’s disclosure controls and procedures in light of this Amendment and has concluded the disclosure controls and procedures are effective.  Reevaluation noted the cause for this Amendment is the consideration of information not available until after the initial filing date of the Form 10-Q, not a lapse in control.  The established disclosure controls and procedures facilitated the timely identification, evaluation and reporting necessary to ensure the Company’s financial statements and related disclosures are reliable.

This Amendment also includes a new Subsequent Events note disclosing the Company, the Bank and First-Citizens Bank & Trust Company entered into an Agreement and Plan of Merger on August 28, 2013.  Please see Note 18, Subsequent Events, on page 37 for a complete discussion.

1st Financial Services Corporation

Back to "Table of Contents"

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1st Financial Services Corporation
Consolidated Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012

(dollars in thousands, except share and per share data)	June 30 2013	December 31 2012
Assets
Cash and noninterest-bearing bank deposits	$9,327	$9,710
Due from Federal Reserve Bank	27,158	26,503
Interest-bearing deposits with banks	1,444	2,435
Total cash and cash equivalents	37,929	38,648
Investment securities available for sale	104,542	253,829
Investment securities held to maturity (fair value of $146,937 at June 30, 2013
and $1,250 at December 31, 2012)	147,889	1,250
Restricted equity securities	3,105	3,052
Loans held for sale	2,549	5,805
Portfolio loans	363,355	387,657
Allowance for loan losses	(10,564)	(10,690)
Net portfolio loans	352,791	376,967
Bank-owned life insurance	13,498	13,326
Property and equipment, net	4,152	4,410
Accrued interest receivable	2,288	2,343
Foreclosed real estate	13,585	9,821
Other assets	903	980
Total assets	$683,231	$710,431

Liabilities and Stockholders’ Equity
Liabilities
Demand deposits	$85,556	$85,959
NOW accounts	70,313	71,685
Savings deposits	166,676	169,031
Money market accounts	60,261	60,868
Time deposits under $100	138,198	144,687
Time deposits of $100 and greater	147,875	151,610
Total deposits	668,879	683,840
Federal funds purchased and securities sold under
agreements to repurchase	668	436
Accrued interest payable	537	822
Other liabilities	3,012	5,651
Total liabilities	673,096	690,749

Stockholders’ equity
Preferred stock, no par value. 10,000,000 shares authorized; 16,369 shares
issued and outstanding	16,293	16,192
Common stock, $5.00 par value. 35,000,000 shares authorized;
5,202,385 and 5,204,385 shares issued and outstanding at June 30, 2013
and December 31, 2012, respectively	26,012	26,022
Common stock warrant	1,016	1,016
Additional paid-in capital	17,001	16,993
Retained deficit	(39,119)	(41,178)
Accumulated other comprehensive income (loss)	(11,068)	637
Total stockholders’ equity	10,135	19,682
Total liabilities and stockholders’ equity	$683,231	$710,431

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

See accompying notes to consolidated financial statements

Back to "Table of Contents"

1st Financial Services Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands)	2013	2012	2013	2012
Net income	$1,685	$347	$2,160	$931
Other comprehensive income (loss), before tax
Investment securities available for sale
Change in net unrealized gains (losses) during the period	(11,223)	139	(11,893)	(1,342)
Reclassification adjustment for securities transferred during the period	8,854	-	8,854	-
Reclassification adjustment for gains on sales included in net income	(168)	605	(212)	1,284
Net unrealized gains (losses) on investment securities available for sale	(2,537)	744	(3,251)	(58)
Net unrealized holding losses on securities transferred from available for sale
to held-to-maturity, net of amortization and accretion	(8,854)	-	(8,854)	-
Other comprehensive income (loss), before tax	(11,391)	744	(12,105)	(58)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(125)	287	(400)	(22)
Other comprehensive income (loss), net of tax	(11,266)	457	(11,705)	(36)
Comprehensive income (loss)	$(9,581)	$804	$(9,545)	$895

See accompanying notes to consolidated financial statements

Back to "Table of Contents"

1st Financial Services Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2013 and 2012 (Unaudited)

(dollars in thousands, except share data)
								Accumulated
								Other
						Additional		Comprehensive
	Common Stock			Preferred Stock		Paid-in	Retained	Income
	Shares	Amount	Warrant	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, December 31, 2011	5,168,546	$25,843	$1,016	16,369	$15,989	$17,173	$(42,245)	$766	$18,542
Issuance of common stock pursuant to restricted stock plan	86,488	432	-	-	-	(432)	-	-	-
Common stock cancelled pursuant to restricted stock plan	(40,552)	(203)	-	-	-	167	-	-	(36)
Compensation expense related to restricted stock plan	-	-	-	-	-	18	-	-	18
Accretion of preferred stock to redemption value	-	-	-	-	101	-	(101)	-	-
Net income	-	-	-	-	-	-	931	-	931
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(36)	(36)
Balance, June 30, 2012	5,214,482	$26,072	$1,016	16,369	$16,090	$16,926	$(41,415)	$730	$19,419

Balance, December 31, 2012	5,204,385	$26,022	$1,016	16,369	$16,192	$16,993	$(41,178)	$637	$19,682
Common stock cancelled pursuant to restricted stock plan	(2,000)	(10)	-	-	-	-	-	-	(10)
Compensation expense related to restricted stock plan	-	-	-	-	-	8	-	-	8
Accretion of preferred stock to redemption value	-	-	-	-	101	-	(101)	-	-
Net income	-	-	-	-	-	-	2,160	-	2,160
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(11,705)	(11,705)
Balance, June 30, 2013	5,202,385	$26,012	$1,016	16,369	$16,293	$17,001	$(39,119)	$(11,068)	$10,135

See accompanying notes to consolidated financial statements

Back to "Table of Contents"

1st Financial Services Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Six Months Ended June 30
(dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$2,160	$931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	400	446
Provision for loan losses	940	2,040
Amortization of premium on securities, net of discount accretion	449	681
Origination of held-for-sale loans	(43,594)	(45,057)
Proceeds from sales of held-for-sale loans	47,894	51,316
Net gains on sales of investment securities	(212)	(1,284)
Net gains on sales of USDA and SBA loans	-	(577)
Net gains on sales of held-for-sale loans	(1,044)	(1,100)
Net (gains) losses on sales of foreclosed real estate	(488)	145
Net gains on sales of repossessed assets	-	(57)
Net losses on sale or disposal of equipment	5	36
Stock compensation expense (benefit)	(2)	(18)
Writedowns of foreclosed real estate	502	503
Writedowns of repossessed assets	-	821
Increase in cash surrender value of bank-owned life insurance	(171)	(195)
Changes in assets and liabilities:
Accrued interest receivable	55	35
Other assets	76	(1,170)
Accrued interest payable	(285)	(289)
Other liabilities	(240)	200
Net cash provided by operating activities	6,445	7,407
Cash flows from investing activities
Purchases of investment securities available-for-sale	(57,737)	(152,098)
Sales of investment securities available-for-sale	15,925	42,844
Calls of investment securities available-for-sale	31,500	61,833
Maturities of investment securities available-for-sale	7,517	9,772
Purchases of investment securities held-to-maturity	(9,007)	-
Maturities of investment securities held-to-maturity	109	-
Purchases of restricted equity securities	(250)	(187)
Redemptions of restricted equity securities	197	807
Proceeds from sales of foreclosed real estate	3,392	10,161
Improvements to foreclosed real estate	(98)	-
Proceeds from sales of repossessed assets	-	2,640
Proceeds from sales of USDA and SBA loans	-	5,563
Net decrease in loans	16,164	11,087
Purchases of property and equipment	(147)	(146)
Net cash provided by (used in) investing activities	7,565	(7,724)
Cash flows from financing activities
Net increase (decrease) in deposits	(14,961)	17,406
Net increase (decrease) in securities sold under agreements to repurchase and
federal funds purchased	232	(100)
Repayment of FHLB advances	-	(3,952)
Net cash provided by (used in) financing activities	(14,729)	13,354
Net increase (decrease) in cash and cash equivalents	(719)	13,037
Cash and cash equivalents, beginning of period	38,648	37,303
Cash and cash equivalents, end of period	$37,929	$50,340

Supplemental disclosure of cash flow information
Transfer of loans to foreclosed real estate	$7,072	$4,230
Transfer of loans to repossessed assets	-	2,586
Transfer of held-to-maturity securities to available-for-sale securities	-	2,917
Transfer of available-for-sale securities to held-to-maturity securities	137,641	-

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

During the second quarter of 2013, due to uncertainty surrounding possible Federal Open Market Committee monetary policy changes and potential volatility in interest rates, the Company elected to transfer a portion of its available-for-sale securities, primarily longer-term, callable agencies to a held-to-maturity classification in order to lessen the potential adverse impact of rising interest rates on the portion of the investment portfolio classified as available-for-sale.  Investment securities with an amortized cost of $146.1 million and fair value of $137.6 million were transferred, at fair value, from available-for-sale securities to held-to-maturity securities, as the Company intends to hold these securities to the maturity or call date.

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

Investments in held-to-maturity securities are as follows:

(in thousands)
	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$31,971	$-	$701	$31,270
Government-sponsored enterprises	106,828	-	180	106,648
Mortgage-backed securities	7,840	-	71	7,769
Other debt securities	1,250	-	-	1,250
Total	$147,889	$-	$952	$146,937

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other debt securities	$1,250	$-	$-	$1,250
Total	$1,250	$-	$-	$1,250

At June 30, 2013 and December 31, 2012, investment securities with an amortized cost of $32.5 million and $35.5 million and a fair value of $32.3 million and $35.8 million, respectively, were pledged as collateral for lines of credit, securities sold under agreements to repurchase, and other banking purposes.  Additionally, at June 30, 2013, investment securities with an amortized cost of $7.4 million and fair value of $7.4 million were pledged to the Federal Reserve Bank against the Bank’s check clearing activity.  During the six months ended June 30, 2013, proceeds from sales of investment securities were $15.9 million with gains recognized on the sales of $241,000 and losses recognized on the sales of $29,000.  U.S. government-sponsored securities totaling $31.5 million were called during the first six months of 2013.  During the six months ended June 30, 2012, proceeds from the sale of investment securities totaled $42.8 million with gains recognized on the sales of $1.3 million and no gross realized losses.  During that period, U.S. government-sponsored securities totaling $61.8 million were called.

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

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Available-for-Sale Investment Securities
(in thousands)
	June 30, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies
Due within one year	$-	$-	$-	$-
Due after one but within five years	55	55	76	76
Due after five but within ten years	3,115	3,018	3,149	3,139
Due after ten years	20,866	20,247	35,511	35,854
Government-sponsored enterprises
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	28,834	27,888	59,390	59,721
Due after ten years	14,854	14,470	107,928	108,192
Mortgage-backed securities	39,444	38,864	46,738	46,847
Total	$107,168	$104,542	$252,792	$253,829

Held-to-Maturity Investment Securities
(in thousands)
	June 30, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies
Due within one year	$-	$-	$-	$-
Due after one but within five years	-	-	-	-
Due after five but within ten years	-	-	-	-
Due after ten years	31,971	31,270	-	-
Government-sponsored enterprises
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	34,072	34,025	-	-
Due after ten years	72,756	72,623	-	-
Other debt securities
Due within one year	-	-	-	-
Due after one but within five years	1,250	1,250	-	-
Due after five but within ten years	-	-	1,250	1,250
Due after ten years	-	-	-	-
Mortgage-backed securities	7,840	7,769	-	-
Total	$147,889	$146,937	$1,250	$1,250

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

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The following table provides information about the Bank’s nonperforming assets at the dates indicated.

(dollars in thousands)
	June 30 2013	December 31 2012
Nonaccrual loans	$22,118	$28,565
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	22,118	28,565
Foreclosed real estate	13,585	9,821
Total nonperforming assets	$35,703	$38,386
Allowance for loan losses	$10,564	$10,690
Nonperforming loans to period-end loans, excluding loans held for sale	6.09%	7.37%
Allowance for loan losses to period-end loans, excluding loans held for sale	2.91%	2.76%
Nonperforming assets as a percentage of:
Loans and foreclosed assets	9.47%	9.66%
Total assets	5.23%	5.40%
Ratio of allowance for loan losses to nonperforming loans	47.8%	37.4%

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

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (LTV).  Regulatory guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital.  These types of loans totaled $23.8 million at June 30, 2013, representing 91.7% of the Bank’s total risk-based capital.  At December 31, 2012, loans in excess of the regulatory loan-to-value ratio limits totaled $26.8 million, or 111.8% of total risk-based capital.

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

Back to "Table of Contents"

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The table below summarizes the Company and the Bank’s capital ratios at June 30, 2013 and December 31, 2012.

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Total Capital (to Risk-weighted Assets)
Company	$25,898	7.00%	$29,580	8.00%	n/a	n/a
Bank	25,872	7.00%	29,580	8.00%	$36,975	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$21,202	5.73%	$14,790	4.00%	n/a	n/a
Bank	21,177	5.73%	14,790	4.00%	$22,185	6.00%
Tier I Capital (to Average Assets)
Company	$21,202	3.05%	$27,816	4.00%	n/a	n/a
Bank	21,177	3.05%	27,816	4.00%	$34,770	5.00%

As of December 31, 2012
Total Capital (to Risk-weighted Assets)
Company	$24,029	6.11%	$31,438	8.00%	n/a	n/a
Bank	24,014	6.11%	31,438	8.00%	$39,298	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$19,045	4.85%	$15,719	4.00%	n/a	n/a
Bank	19,030	4.84%	15,719	4.00%	$23,579	6.00%
Tier I Capital (to Average Assets)
Company	$19,045	2.64%	$28,822	4.00%	n/a	n/a
Bank	19,030	2.64%	28,822	4.00%	$36,028	5.00%

Note 18 – Subsequent Events

On August 28, 2013, the Company, the Bank, and First-Citizens Bank & Trust Company (“First-Citizens”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Pursuant to the Merger Agreement, the Company and the Bank will, on the terms and subject to the conditions set forth in the Merger Agreement, merge with and into First-Citizens, so First-Citizens will be the surviving entity in the merger (the “Merger”).  The Company anticipates the Merger will close no later than the first quarter of 2014, subject to customary closing conditions, including regulatory approvals and approval of its shareholders.

At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, issued and outstanding immediately before the Effective Time will be converted into the right to receive cash in an amount equal to $2.0 million, divided by the total number of outstanding shares of common stock as of the Effective Time.  Also, at the Effective Time, each share of the Company’s Preferred Stock issued and outstanding immediately before the Effective Time will be converted into the right to receive cash in an amount equal to $8.0 million, divided by the total number of outstanding shares of Preferred Stock, as of the Effective Time.  At the Effective Time, the Company’s common stock, any unexercised options, the Preferred Stock and the Warrant shall be cancelled.

Reference is made to the Current Report on Form 8-K, filed by the Company on August 28, 2013, which is incorporated by reference herein.

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

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices, such as loans with high loan-to-value ratios.  At June 30, 2013, loans exceeding regulatory loan-to-value guidelines represented 91.7% of risk-based capital, primarily attributable to the Bank’s reduced capital due to losses incurred in the past several years, combined with market value declines on the underlying collateral of the Bank’s real estate loan portfolio.

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

Financial Overview

The Company’s total assets were $683.2 million at June 30, 2013, a decrease of $27.2 million, from $710.4 million at December 31, 2012.  The Company’s total deposits were $668.9 million at June 30, 2013, a decrease of $14.9 million, from $683.8 million at December 31, 2012.  Proceeds from investment security sales, secondary market mortgage loan sales and loan repayments continue to support solid levels of cash on deposit with the Federal Reserve Bank at quarter end, providing sufficient liquidity to fund investment security purchases and meet depositor needs.  Overall growth plans have been purposely slowed in response to the Bank’s asset quality deterioration, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements.

Investment securities decreased by $2.7 million, or 1.0% , from $255.1 million at December 31, 2012, to $252.4 million at June 30, 2013.  During the six months ended June 30, 2013, gross loans, excluding loans held for sale, decreased by $24.3 million, or 6.3%, from $387.7 million at December 31, 2012 to $363.4 million at June 30, 2013, as management purposely slowed loan growth in response to current economic conditions.  In addition, customers are increasingly exhibiting a preference for deleveraging by paying off their loans.  The Company’s portfolio loan-to-asset ratio decreased from 54.6% at December 31, 2012, to 53.2% at June 30, 2013, principally reflecting an increase in loan repayments over loan production, combined with $1.2 million of gross charge-offs and the transfer of $7.1 million of portfolio loans to foreclosed real estate during the first six months of 2013.

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

Stockholders’ Equity

Consolidated stockholders’ equity decreased to $10.1 million, or 1.48% of total assets at June 30, 2013, compared to $19.7 million, or 2.77% of total assets at December 31, 2012, equating to book value per common share of $(1.18) at June 30, 2013 compared to $0.67 at December 31, 2012.  Unrealized losses on investment securities, net of taxes, increased by $11.7 million and were partially offset by the Company's net income of $2.2 million for the six months ended June 30, 2013.  Accumulated other comprehensive income at June 30, 2013, is comprised of  $2.6 million in net unrealized losses on available-for-sale securities and $8.5 million  in net unrealized holding  losses on the transfer of securities with a fair value of $137.6 million from available-for-sale to held-to maturity during the second quarter of 2013.  The unrealized gain on the held-to-maturity securities is being amortized to income by the interest method over the remaining life of the securities.

No cash dividends have been declared on common stock during 2012 or the first six months ended June 30, 2013, and management does not anticipate cash dividends on common stock for the foreseeable future.  Further, the Bank has been unable to pay a dividend to the Company to pay the quarterly dividend on its preferred stock due to the withholding of regulatory approval and thus, since August 2010, the Company has deferred the $205,000 quarterly payment of cash dividends on its preferred stock.  As of June 30, 2013, the Company has deferred payment of $2.5 million in preferred dividends.  The Company  also deferred  the $205,000 payment of the preferred dividend in August 2013, in order to preserve capital.  After receipt of regulatory approval, the Bank paid a dividend of $29,547 to the Company during the first quarter of 2013, to pay its annual franchise tax to the North Carolina Department of Revenue.

As of June 30, 2013, the Bank’s primary federal regulator categorized the Bank as “undercapitalized” under the regulatory framework for prompt corrective action.  Actual capital amounts and ratios for the Company and the Bank at June 30, 2013 and December 31, 2012, are presented in the following table.

					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Total Capital (to Risk-weighted Assets)
Company	$25,898	7.00%	$29,580	8.00%	n/a	n/a
Bank	25,872	7.00%	29,580	8.00%	$36,975	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$21,202	5.73%	$14,790	4.00%	n/a	n/a
Bank	21,177	5.73%	14,790	4.00%	$22,185	6.00%
Tier I Capital (to Average Assets)
Company	$21,202	3.05%	$27,816	4.00%	n/a	n/a
Bank	21,177	3.05%	27,816	4.00%	$34,770	5.00%

As of December 31, 2012
Total Capital (to Risk-weighted Assets)
Company	$24,029	6.11%	$31,438	8.00%	n/a	n/a
Bank	24,014	6.11%	31,438	8.00%	$39,298	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$19,045	4.85%	$15,719	4.00%	n/a	n/a
Bank	19,030	4.84%	15,719	4.00%	$23,579	6.00%
Tier I Capital (to Average Assets)
Company	$19,045	2.64%	$28,822	4.00%	n/a	n/a
Bank	19,030	2.64%	28,822	4.00%	$36,028	5.00%

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

The following table provides additional information about the Bank’s nonperforming assets.

(dollars in thousands)
	June 30 2013	December 31 2012
Nonaccrual loans	$22,118	$28,565
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	22,118	28,565
Foreclosed real estate	13,585	9,821
Total nonperforming assets	$35,703	$38,386
Allowance for loan losses	$10,564	$10,690
Nonperforming loans to period-end loans, excluding loans held for sale	6.09%	7.37%
Allowance for loan losses to period-end loans, excluding loans held for sale	2.91%	2.76%
Nonperforming assets as a percentage of:
Loans and foreclosed assets	9.47%	9.66%
Total assets	5.23%	5.40%
Ratio of allowance for loan losses to nonperforming loans	47.8%	37.4%

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

Capital Resources

At June 30, 2013 and December 31, 2012, the Company’s equity totaled $10.1 million and $19.7 million, respectively, representing 1.5% and 2.8% of assets at each period.  Unrealized losses on investment securities, net of taxes, increased by $11.7 million and were partially offset by the Company’s net income of $2.2 million for the six months ended June 30, 2013.   The Company is subject to minimum capital requirements, which are further discussed in “PART 1, Item 1 - Business — Supervision and Regulation” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

All capital ratios categorize the Company as “undercapitalized” by regulatory measures at June 30, 2013.  The Company’s regulatory capital ratios as of that date consisted of a leverage ratio of 3.05%, a Tier I risk-based capital ratio of 5.73%, and a total risk-based capital ratio of 7.00%.   At December 31, 2012, these ratios were 2.64%, 4.85% and 6.11%, respectively.  Pursuant to the Consent Order and Written Agreement, the Company and the Bank are required to develop and adopt a plan for achieving and maintaining capital ratios in excess of the minimum thresholds for the Bank to be well-capitalized, specifically Tier 1 capital of at least 8% of total assets and a total risk based capital ratio of at least 12%.  Given the current state of equity markets, our ability to raise capital in the foreseeable future and remain an independent institution is unknown.

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

None

ITEM 1A.     RISK FACTORS

Not Applicable

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, the Company has, since August 2010, deferred payment of dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock).  As of the date of filing of this report, the amount of unpaid dividends is $2.7 million. As a consequence of having already deferred payment of dividends for six quarters or more, the U.S. Department of the Treasury (Treasury), as holder of the Preferred Stock, has the right to elect two directors to the Board of Directors of the Company at the Company’s next annual meeting of stockholders (or at a special meeting called for that purpose prior to such next annual meeting) and at each subsequent annual meeting of stockholders until all accrued and unpaid Preferred Stock dividends have been declared and paid in full.

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

1st Financial Services Corporation (Registrant)

Date: September 10, 2013	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

Date: September 10, 2013	By:	/s/ Holly L. Schreiber
Holly L. Schreiber
Chief Financial Officer

Back to "Table of Contents"

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Holly L. Schreiber

32.01	Rule 1350 Certifications