Form 10-Q
period 2013-09-30
1st Financial Services CORP
filed 2013-11-13
CIK 1434743

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

    ☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2013

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

Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☑

Common Stock, $5 par value
5,159,142 shares outstanding as of November 4, 2013

1st Financial Services Corporation
Index

		Page Number
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1

	Consolidated Statements of Operations for the Three and Nine Months Ended
	September 30, 2013 and 2012 (Unaudited)	2

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended
	September 30, 2013 and 2012 (Unaudited)	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended
	September 30, 2013 and 2012 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2013 and 2012 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6-36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37-64

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	65

Item 4.	Controls and Procedures	65

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	66

Item 4.	Mine Safety Disclosures	66

Item 5.	Other Information	66

Item 6.	Exhibits	67

Signatures		68

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

1st Financial Services Corporation
Consolidated Balance Sheets
September 30, 2013 (Unaudited) and December 31, 2012

(dollars in thousands, except share and per share data)	September 30 2013	December 31 2012
Assets
Cash and noninterest-bearing bank deposits	$11,620	$9,710
Due from Federal Reserve Bank	32,756	26,503
Interest-bearing deposits with banks	1,191	2,435
Total cash and cash equivalents	45,567	38,648
Investment securities available for sale	102,867	253,829
Investment securities held to maturity (fair value of $143,349 at September 30, 2013
and $1,250 at December 31, 2012)	147,651	1,250
Restricted equity securities	3,105	3,052
Loans held for sale	1,911	5,805
Portfolio loans	347,414	387,657
Allowance for loan losses	(8,991)	(10,690)
Net portfolio loans	338,423	376,967
Bank-owned life insurance	13,576	13,326
Property and equipment, net	4,026	4,410
Accrued interest receivable	2,336	2,343
Foreclosed real estate	14,393	9,821
Other assets	804	980
Total assets	$674,659	$710,431

Liabilities and Stockholders’ Equity
Liabilities
Demand deposits	$86,838	$85,959
NOW accounts	72,188	71,685
Savings deposits	164,993	169,031
Money market accounts	56,603	60,868
Time deposits under $100	133,828	144,687
Time deposits of $100 and greater	145,671	151,610
Total deposits	660,121	683,840
Federal funds purchased and securities sold under
agreements to repurchase	659	436
Accrued interest payable	559	822
Other liabilities	3,365	5,651
Total liabilities	664,704	690,749

Stockholders’ equity
Preferred stock, no par value. 10,000,000 shares authorized; 16,369 shares
issued and outstanding	16,344	16,192
Common stock, $5.00 par value. 35,000,000 shares authorized;
5,159,142 and 5,204,385 shares issued and outstanding at September 30, 2013
and December 31, 2012, respectively	25,796	26,022
Common stock warrant	1,016	1,016
Additional paid-in capital	17,212	16,993
Retained deficit	(38,438)	(41,178)
Accumulated other comprehensive income (loss)	(11,975)	637
Total stockholders’ equity	9,955	19,682
Total liabilities and stockholders’ equity	$674,659	$710,431

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands, except per share data)	2013	2012	2013	2012
Interest income
Loans and fees on loans	$4,383	$5,113	$13,454	$15,597
Investment securities	1,612	1,399	4,239	3,825
Due from Federal Reserve Bank	21	21	56	56
Interest-earning deposits with banks	-	7	7	36
Total interest income	6,016	6,540	17,756	19,514
Interest expense
Deposits	945	1,412	2,970	4,515
Federal funds purchased and securities sold under
agreements to repurchase	-	-	1	1
Total interest expense	945	1,412	2,971	4,516
Net interest income	5,071	5,128	14,785	14,998
Provision for loan losses	-	2,158	940	4,198
Net interest income after provision for loan losses	5,071	2,970	13,845	10,800
Noninterest income
Service charges on deposit accounts	319	346	948	1,073
Mortgage services revenue	288	579	1,444	1,820
Other service charges and fees	436	425	1,264	1,262
Increase in cash surrender value of life insurance	79	89	250	284
Gains on sales of investment securities, net	-	934	212	2,218
USDA/SBA loan sale and servicing revenue	2	131	6	723
Other income	122	118	331	262
Total noninterest income	1,246	2,622	4,455	7,642
Noninterest expense
Salaries and employee benefits	2,247	2,624	7,021	7,486
Occupancy	327	347	993	1,033
Equipment	183	238	575	652
Advertising	48	64	155	172
Data processing and telecommunications	511	482	1,514	1,415
Deposit insurance premiums	599	631	1,801	1,851
Professional fees	86	119	232	346
Printing and supplies	20	28	69	84
Foreclosed assets	883	1,230	1,379	3,591
Dues and subscriptions	38	19	101	91
Postage	44	40	128	143
Loan related expense	117	116	371	565
Corporate insurance	109	131	366	255
Merger expense	202	-	202	-
Other	171	186	501	490
Total noninterest expense	5,585	6,255	15,408	18,174
Income (loss) before income taxes	732	(663)	2,892	268
Income tax expense	-	-	-	-
Net income (loss)	732	(663)	2,892	268
Accretion of preferred stock to redemption value	51	51	152	152
Dividends on preferred stock	205	205	614	614
Net income (loss) available to common stockholders	$476	$(919)	$2,126	$(498)
Basic net income (loss) per common share	$0.09	$(0.18)	$0.41	$(0.10)
Diluted net income (loss) per common share	$0.09	$(0.18)	$0.41	$(0.10)
Basic weighted-average common shares outstanding	5,189,694	5,214,482	5,199,251	5,199,384
Diluted weighted-average common shares outstanding	5,189,694	5,214,482	5,199,251	5,199,384

See accompying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands)	2013	2012	2013	2012
Net income (loss)	$732	$(663)	$2,892	$268
Other comprehensive income (loss), before tax
Investment securities available for sale
Change in net unrealized gains (losses) during the period	(907)	(884)	(12,800)	(2,226)
Reclassification adjustment for securities transferred during the period	-	-	8,854	-
Reclassification adjustment for gains (losses) on sales included in net income	-	934	(212)	2,218
Net unrealized gains (losses) on investment securities available for sale	(907)	50	(4,158)	(8)
Net unrealized holding losses on securities transferred from available for sale
to held-to-maturity, net of amortization and accretion	-	-	(8,854)	-
Other comprehensive income (loss), before tax	(907)	50	(13,012)	(8)
Income tax expense (benefit) related to items of other comprehensive income (loss)	-	19	(400)	(3)
Other comprehensive income (loss), net of tax	(907)	31	(12,612)	(5)
Comprehensive income (loss)	$(175)	$(632)	$(9,720)	$263

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2013 and 2012 (Unaudited)

(dollars in thousands, except share data)
								Accumulated
								Other
						Additional		Comprehensive
	Common Stock			Preferred Stock		Paid-in	Retained	Income
	Shares	Amount	Warrant	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, December 31, 2011	5,168,546	$25,843	$1,016	16,369	$15,989	$17,173	$(42,245)	$766	$18,542
Issuance of common stock pursuant to restricted stock plan	86,488	432	-	-	-	(432)	-	-	-
Common stock cancelled pursuant to restricted stock plan	(40,552)	(203)	-	-	-	167	-	-	(36)
Compensation expense related to restricted stock plan	-	-	-	-	-	26	-	-	26
Accretion of preferred stock to redemption value	-	-	-	-	152	-	(152)	-	-
Net income	-	-	-	-	-	-	268	-	268
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(5)	(5)
Balance, September 30, 2012	5,214,482	$26,072	$1,016	16,369	$16,141	$16,934	$(42,129)	$761	$18,795

Balance, December 31, 2012	5,204,385	$26,022	$1,016	16,369	$16,192	$16,993	$(41,178)	$637	$19,682
Common stock cancelled pursuant to restricted stock plan	(45,243)	(226)	-	-	-	210	-	-	(16)
Compensation expense related to restricted stock plan	-	-	-	-	-	9	-	-	9
Accretion of preferred stock to redemption value	-	-	-	-	152	-	(152)	-	-
Net income	-	-	-	-	-	-	2,892	-	2,892
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(12,612)	(12,612)
Balance, September 30, 2013	5,159,142	$25,796	$1,016	16,369	$16,344	$17,212	$(38,438)	$(11,975)	$9,955

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Nine Months Ended September 30
(dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$2,892	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	588	682
Provision for loan losses	940	4,198
Amortization of premium on securities, net of discount accretion	608	1,028
Origination of held-for-sale loans	(55,560)	(80,175)
Proceeds from sales of held-for-sale loans	60,498	83,620
Net gains on sales of investment securities	(212)	(2,218)
Net gains on sales of USDA and SBA loans	-	(697)
Net gains on sales of held-for-sale loans	(1,044)	(1,649)
Net (gains) losses on sales of foreclosed real estate	(511)	278
Net gains on sales of repossessed assets	-	(70)
Net losses on sale or disposal of equipment	7	30
Stock compensation expense (benefit)	(7)	(10)
Writedowns of foreclosed real estate	896	772
Writedowns of repossessed assets	-	1,221
Increase in cash surrender value of bank-owned life insurance	(250)	(284)
Changes in assets and liabilities:
Accrued interest receivable	7	297
Other assets	176	(1,240)
Accrued interest payable	(263)	(230)
Other liabilities	114	525
Net cash provided by operating activities	8,879	6,346
Cash flows from investing activities
Purchases of investment securities available-for-sale	(61,788)	(242,584)
Sales of investment securities available-for-sale	15,925	82,995
Maturities of investment securities available-for-sale	10,246	16,014
Calls of investment securities available-for-sale	33,250	85,500
Purchases of investment securities held-to-maturity	(9,007)	-
Maturities of investment securities held-to-maturity	527	-
Purchases of restricted equity securities	(250)	(187)
Redemptions of restricted equity securities	197	1,038
Proceeds from sales of foreclosed real estate	4,396	11,901
Improvements to foreclosed real estate	(111)	-
Proceeds from sales of repossessed assets	-	2,793
Proceeds from sales of USDA and SBA loans	-	6,644
Net decrease in loans	28,362	16,767
Purchases of property and equipment	(211)	(355)
Net cash provided by (used in) investing activities	21,536	(19,474)
Cash flows from financing activities
Net increase (decrease) in deposits	(23,719)	28,794
Net increase (decrease) in securities sold under agreements to repurchase and
federal funds purchased	223	(217)
Repayment of FHLB advances	-	(3,952)
Net cash provided by (used in) financing activities	(23,496)	24,625
Net increase in cash and cash equivalents	6,919	11,497
Cash and cash equivalents, beginning of period	38,648	37,303
Cash and cash equivalents, end of period	$45,567	$48,800

Supplemental disclosure of cash flow information
Transfer of loans to foreclosed real estate	$9,242	$4,230
Transfer of loans to repossessed assets	-	2,586
Transfer of held-to-maturity securities to available-for-sale securities	-	2,917
Transfer of available-for-sale securities to held-to-maturity securities	137,641	-
Sales of nonaccrual loans	-	127

See accompanying notes to consolidated financial statements

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Note 1 - Summary of Significant Accounting Policies

Business and Basis of Presentation

1st Financial Services Corporation (1st Financial or the Company), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is the parent company for Mountain 1st Bank & Trust Company (the Bank).  The Company essentially has no other assets or liabilities other than its investment in the Bank.  Clear Focus Holdings, LLC, is a wholly-owned real estate holdings subsidiary of the Bank.  The Company is regulated, supervised, and examined by the Board of Governors of the Federal Reserve System (the Federal Reserve), and the North Carolina Commissioner of Banks (the Commissioner).  The Company’s business activity consists of directing the activities of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

The Bank is a federally insured non-member commercial bank, incorporated under the laws of North Carolina on April 30, 2004.  The Bank commenced operations on May 14, 2004.  The Bank provides financial services through its branch network located in western North Carolina and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (FDIC).  The Bank competes with other financial institutions and numerous other non-financial service commercial entities offering financial services products.  The Bank is further subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.  The Bank’s customers are principally located in western North Carolina.

The accounting and reporting policies of the Company and the Bank follow generally accepted accounting principles and general practices within the financial services industry.  Following is a summary of the more significant policies.

Pending Merger

On August 28, 2013, the Company, the Bank and First-Citizens Bank & Trust Company (First-Citizens) entered into an Agreement and Plan of Merger (as amended and restated on October 15, 2013, the Merger Agreement).  Pursuant to the Merger Agreement, the Company and the Bank will, on the terms and subject to the conditions set forth in the Merger Agreement, merge with and into First-Citizens, so First-Citizens will be the surviving entity in the merger (the Merger).  The Company anticipates the Merger will close no later than the first quarter of 2014, subject to customary closing conditions, including regulatory approvals and approval of its shareholders.

At the effective time of the Merger (the Effective Time), each share of the Company’s common stock, issued and outstanding immediately before the Effective Time will be converted into the right to receive cash in an amount equal to $2.0 million divided by the total number of outstanding shares of common stock as of the Effective Time.  Also at the Effective Time, each share of the Company’s Preferred Stock issued and outstanding immediately before the Effective Time will be converted into the right to receive cash in an amount equal to $8.0 million divided by the total number of outstanding shares of Preferred Stock as of the Effective Time.  At the Effective Time, the Company’s common stock, any unexercised options, the Preferred Stock and a previously issued warrant to purchase shares of the Company’s common stock will be cancelled.

Business Segments

The Company reports its activities as a single business segment.  In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to resource allocation and performance assessment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly-owned subsidiary, Clear Focus Holdings, LLC.  All intercompany transactions and balances have been eliminated in consolidation.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures required by generally accepted accounting principles for a complete presentation of financial statements.  In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial condition of the Company as of September 30, 2013, its results of operations and other comprehensive income (loss) for the three- and nine-month periods ended September 30, 2013 and 2012, and its cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2013 and 2012.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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

In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments.  In February 2013, the Financial Accounting Standards Board (FASB) further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments became effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012, and did not have any effect on its financial statements.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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
September 30, 2013

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

The effects of the uncertain economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The effects of the economic downturn were particularly severe during 2009, 2010, and 2011.  The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio, as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank.  As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011.  For 2012, the Bank recorded a $5.3 million provision to increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the risk inherent in the loan portfolio as of December 31, 2012.  Nevertheless, given the current economic climate, management recognizes the possibility of further deterioration in the loan portfolio during 2013.  For 2012, the Bank recorded net loan charge-offs of $5.2 million, or 1.32% of average loans, as compared to net loan charge-offs of $21.4 million, or 4.66% of average loans, for 2011.  For the nine months ended September 30, 2013, the Bank recorded net loan charge-offs of $2.6 million, or 0.95% of average loans, as compared to net loan charge-offs of $4.0 million, or 1.35% of average loans for the same period of 2012.  Although the Company was profitable in 2012 and the first nine months of 2013, and asset quality has significantly improved during the past year, the Company’s low capital ratios have placed it in a weakened position to respond to adverse unforeseen events in the future.

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
September 30, 2013

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

Note 3 - Restrictions on Cash

The Company is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Company or on deposit with the Federal Reserve Bank.  At September 30, 2013 and December 31, 2012, all required reserves were met by the Company’s vault cash.

At September 30, 2013 and December 31, 2012, cash and cash equivalents totaling $941,000 were pledged as collateral against the Bank’s debit card and corporate credit card activity.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Investments in available-for-sale securities are as follows:

(in thousands)
	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$23,619	$-	$1,119	$22,500
Government-sponsored enterprises	41,944	-	1,763	40,181
Mortgage-backed securities	41,022	65	901	40,186
Total	$106,585	$65	$3,783	$102,867

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$38,736	$465	$132	$39,069
Government-sponsored enterprises	167,318	696	101	167,913
Mortgage-backed securities	46,738	250	141	46,847
Total	$252,792	$1,411	$374	$253,829

Held-to-maturity securities are bonds, notes and debentures, for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted by premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity or call date.

Investments in held-to-maturity securities are as follows:

(in thousands)
	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$31,611	$-	$1,363	$30,248
Government-sponsored enterprises	106,981	10	2,791	104,200
Mortgage-backed securities	7,809	-	158	7,651
Other debt securities	1,250	-	-	1,250
Total	$147,651	$10	$4,312	$143,349

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other debt securities	$1,250	$-	$-	$1,250
Total	$1,250	$-	$-	$1,250

At September 30, 2013 and December 31, 2012, investment securities with an amortized cost of $34.2 million and $35.5 million and a fair value of $33.3 million and $35.8 million, respectively, were pledged as collateral for lines of credit, securities sold under agreements to repurchase, and other banking purposes.  Additionally, at September 30, 2013, investment securities with an amortized cost of $7.9 million and fair value of $7.6 million were pledged to the Federal Reserve Bank against the Bank’s check clearing activity.  During the nine months ended September 30, 2013, proceeds from sales of investment securities were $15.9 million with gains recognized on the sales of $241,000 and losses recognized on the sales of $29,000.  U.S. government-sponsored securities totaling $33.3 million were called during the first nine months of 2013.  During the nine months ended September 30, 2012, proceeds from the sales of investment securities totaled $83.0 million with gains recognized on the sales of $2.2 million and no gross realized losses.  During that period, U.S. government-sponsored securities totaling $85.5 million were called.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value.  Related write-downs are included in earnings as realized losses.  During the nine months ended September 30, 2013 and 2012, the Company experienced no declines in the value of securities that were considered to be other than temporary in nature.

The following tables detail the gross unrealized losses and related fair values in the Company’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position.

Available-for-Sale Securities - Temporarily Impaired
(in thousands)
	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$17,528	$920	$4,972	$199	$22,500	$1,119
Government-sponsored enterprises	40,181	1,763	-	-	40,181	1,763
Mortgage-backed securities	23,254	661	6,513	240	29,767	901
Total	$80,963	$3,344	$11,485	$439	$92,448	$3,783

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$7,494	$49	$2,160	$83	$9,654	$132
Government-sponsored enterprises	25,807	101	-	-	25,807	101
Mortgage-backed securities	20,957	129	1,048	12	22,005	141
Total	$54,258	$279	$3,208	$95	$57,466	$374

Held-to-Maturity Securities - Temporarily Impaired
(in thousands)
	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies	$30,248	$1,363	$-	$-	$30,248	$1,363
Government-sponsored enterprises	102,380	2,791	-	-	102,380	2,791
Mortgage-backed securities	7,651	158	-	-	7,651	158
Total	$140,279	$4,312	$-	$-	$140,279	$4,312

As of September 30, 2013, three available-for-sale U.S. government agency (Small Business Administration (SBA)) securities and three available-for-sale mortgage-backed securities were in a continuous loss position for 12 months or more.  As of December 31, 2012, three individual available-for-sale U.S. government agency securities (two U.S. Department of Agriculture (USDA) securities and one SBA security) and one available-for-sale mortgage-backed security were in a continuous loss position for 12 months or more.  The Company has the ability and intent to hold the remaining securities until such time as the values recover or the securities mature.  The Company believes, based on their credit ratings, the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered to be other than temporary.

No held-to-maturity securities were in an unrealized loss position for 12 months or more at September 30, 2013 or December 31, 2012.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The aggregate amortized cost and fair value of available-for-sale and held-to-maturity investment securities by remaining contractual maturity are shown below.  Actual expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations.

Available-for-Sale Investment Securities
(in thousands)
	September 30, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies
Due within one year	$-	$-	$76	$76
Due after one but within five years	47	47	-	-
Due after five but within ten years	3,094	3,006	3,149	3,139
Due after ten years	20,478	19,447	35,511	35,854
Government-sponsored enterprises
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	27,085	25,898	59,390	59,721
Due after ten years	14,859	14,283	107,928	108,192
Mortgage-backed securities	41,022	40,186	46,738	46,847
Total	$106,585	$102,867	$252,792	$253,829

Held-to-Maturity Investment Securities
(in thousands)
	September 30, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U. S. government agencies
Due within one year	$-	$-	$-	$-
Due after one but within five years	-	-	-	-
Due after five but within ten years	-	-	-	-
Due after ten years	31,611	30,248	-	-
Government-sponsored enterprises
Due within one year	-	-	-	-
Due after one but within five years	-	-	-	-
Due after five but within ten years	37,902	37,308	-	-
Due after ten years	69,079	66,892	-	-
Other debt securities
Due within one year	-	-	-	-
Due after one but within five years	1,250	1,250	-	-
Due after five but within ten years	-	-	1,250	1,250
Due after ten years	-	-	-	-
Mortgage-backed securities	7,809	7,651	-	-
Total	$147,651	$143,349	$1,250	$1,250

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Note 5 - Loans

Following is a summary of the major components of loans, excluding loans held for sale.

Loans
(in thousands)
	September 30 2013	December 31 2012
Real estate:
Construction and development	$49,307	$68,954
1-4 family residential	123,882	126,468
Multifamily	6,771	6,292
Nonfarm, nonresidential	132,999	147,894
Total real estate	312,959	349,608
Commercial and industrial	32,392	35,182
Consumer	2,063	2,867
	347,414	387,657
Allowance for loan losses	(8,991)	(10,690)
Total	$338,423	$376,967

The Company sells the guaranteed portion of selected USDA and SBA loans in the secondary market, yet we retain the rights to service these loans.  At the time the loan is sold, we recognize a loan servicing asset and thereafter, we recognize monthly service fee income, net of servicing asset amortization.  There were no USDA or SBA loan sales during the first nine months of 2013.  During the first nine months of 2012, the guaranteed portion of USDA and SBA loans sold totaled $6.6 million with gains of $697,000 recognized on the sales.  Loans serviced for others totaled $22.1 million at September 30, 2013, compared to $22.8 million at December 31, 2012, and the associated loan servicing asset was $181,000 at September 30, 2013, compared to $280,000 at December 31, 2012.  Servicing income, net of amortization, totaled $6,000 and $26,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

●
Rating 2 – Minimal Risk.  Minimal Risk assets have a history of consistently superior earnings and cash flow, very strong liquidity and low leverage.  The balance sheet is well capitalized and the secondary source of repayment is well defined and of unquestioned quality.  These borrowers also have ready access to all public finance markets as evidenced by debt ratings, if available, of AA (S&P) or Aa (Moody’s).  These assets can also be those secured by properly margined long-term U.S. government bonds.

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
September 30, 2013

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

●
Rating 5 – Acceptable Risk – “Management Watch”.  Acceptable Risk assets are those that warrant closer than normal attention due to adverse conditions affecting the borrower, the borrower's industry, or the general economic environment.  Above average risk is reflected through erratic earnings and cash flow, inconsistent debt service coverage, or strained liquidity or leverage.  Uncertain events may have taken place such as unanticipated management changes or pending litigation that could have a significant negative impact.  Collateral and/or guarantor(s) adequately protect these assets.

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
September 30, 2013

Commercial loans with a risk rating of 1 through 5 are classified as “Pass” rated credits in the following tables.  Nonrated consumer loans are also classified as “Pass.”  The following is a summary of information pertaining to credit quality.

Loan Analysis by Credit Quality Indicators
(in thousands)
	September 30, 2013
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Total
Extremely low risk - 1	$-	$-	$-	$-	$3,392	$-	$3,392
Minimal risk - 2	-	-	-	-	92	-	92
Moderate risk - 3	274	1,235	2,540	8,062	6,207	18	18,336
Satisfactory risk - 4	3,770	9,122	2,545	43,980	11,552	205	71,174
Acceptable risk - 5	15,119	13,809	1,686	50,205	9,547	8	90,374
Special mention - 6	15,402	3,874	-	20,306	556	1	40,139
Substandard - 7	6,921	2,941	-	10,446	1,046	6	21,360
Doubtful - 8	-	-	-	-	-	-	-
Consumer, not graded	7,821	92,901	-	-	-	1,825	102,547
Total	$49,307	$123,882	$6,771	$132,999	$32,392	$2,063	$347,414

	December 31, 2012
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Total
Extremely low risk - 1	$-	$-	$-	$-	$3,552	$-	$3,552
Minimal risk - 2	-	-	-	240	130	-	370
Moderate risk - 3	596	1,729	2,600	11,948	4,246	17	21,136
Satisfactory risk - 4	6,545	11,122	2,049	49,371	16,358	292	85,737
Acceptable risk - 5	22,286	10,290	1,643	49,051	9,297	4	92,571
Special mention - 6	14,824	6,924	-	20,980	648	-	43,376
Substandard - 7	15,711	5,133	-	16,304	951	12	38,111
Doubtful - 8	-	42	-	-	-	-	42
Consumer, not graded	8,992	91,228	-	-	-	2,542	102,762
Total	$68,954	$126,468	$6,292	$147,894	$35,182	$2,867	$387,657

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The following is a summary loan aging analysis.

Loan Aging Analysis
(in thousands)
	September 30, 2013
					Total
	Past Due and Accruing				Past Due &
	30-59 days	60-89 days	90 or more days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$-	$-	$-	$5,383	$5,383	$43,924	$49,307
1-4 family residential	2,372	-	-	4,596	6,968	116,914	123,882
Multifamily	-	-	-	-	-	6,771	6,771
Nonfarm, nonresidential	409	-	-	8,176	8,585	124,414	132,999
Total real estate loans	2,781	-	-	18,155	20,936	292,023	312,959
Commercial and industrial	3	-	-	392	395	31,997	32,392
Consumer	-	-	-	-	-	2,063	2,063
Total loans	$2,784	$-	$-	$18,547	$21,331	$326,083	$347,414

	December 31, 2012
					Total
	Past Due and Accruing				Past Due &
	30-59 days	60-89 days	90 or more days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$173	$-	$-	$10,012	$10,185	$58,769	$68,954
1-4 family residential	713	102	-	6,774	7,589	118,879	126,468
Multifamily	-	-	-	-	-	6,292	6,292
Nonfarm, nonresidential	469	-	-	11,523	11,992	135,902	147,894
Total real estate loans	1,355	102	-	28,309	29,766	319,842	349,608
Commercial and industrial	249	-	-	246	495	34,687	35,182
Consumer	-	2	-	10	12	2,855	2,867
Total loans	$1,604	$104	$-	$28,565	$30,273	$357,384	$387,657

At September 30, 2013, the Company had $18.5 million in nonaccrual loans, compared to $28.6 million at December 31, 2012.  The year-to-date foregone interest associated with these loans, which averaged $20.6 million for the nine months ended September 30, 2013, and $24.2 million for the comparable period in 2012, was $894,000 and $1.3 million for the respective periods.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The following table summarizes information relative to impaired loans.

Impaired Loan Schedule
(in thousands)
	September 30, 2013
	Construction
	& Land Development	1-4 Family Residential	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$6,574	$4,065	$8,065	$2,639	$-	$21,343
Unpaid principal balance	9,028	5,134	8,602	2,799	-	25,563
Related allowance	-	-	-	-	-	-
Average recorded investment	7,555	4,187	8,643	3,149	-	23,534
Interest income recognized	194	165	316	119	-	794
With an allowance recorded
Recorded investment	$661	$1,363	$7,773	$1,409	$46	$11,252
Unpaid principal balance	857	1,456	8,056	1,448	46	11,863
Related allowance	45	144	353	339	2	883
Average recorded investment	709	1,400	8,262	1,537	47	11,955
Interest income recognized	5	71	300	63	1	440
Total
Recorded investment	$7,235	$5,428	$15,838	$4,048	$46	$32,595
Unpaid principal balance	9,885	6,590	16,658	4,247	46	37,426
Related allowance	45	144	353	339	2	883
Average recorded investment	8,264	5,587	16,905	4,686	47	35,489
Interest income recognized	199	236	616	182	1	1,234

	December 31, 2012
	Construction
	& Land Development	1-4 Family Residential	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Total
With no related allowance recorded
Recorded investment	$11,010	$7,008	$9,979	$3,372	$-	$31,369
Unpaid principal balance	14,532	8,173	10,303	3,481	-	36,489
Related allowance	-	-	-	-	-	-
Average recorded investment	12,147	7,273	10,134	4,108	-	33,662
Interest income recognized	410	301	456	270	-	1,437
With an allowance recorded
Recorded investment	$4,666	$1,300	$10,497	$1,086	$48	$17,597
Unpaid principal balance	4,793	1,362	11,130	1,086	48	18,419
Related allowance	1,834	171	1,142	146	2	3,295
Average recorded investment	4,824	1,371	10,788	1,156	49	18,188
Interest income recognized	262	64	430	71	2	829
Total
Recorded investment	$15,676	$8,308	$20,476	$4,458	$48	$48,966
Unpaid principal balance	19,325	9,535	21,433	4,567	48	54,908
Related allowance	1,834	171	1,142	146	2	3,295
Average recorded investment	16,971	8,644	20,922	5,264	49	51,850
Interest income recognized	672	365	886	341	2	2,266

Included in impaired loans, are troubled debt restructurings (TDRs), which totaled $16.0 million at September 30, 2013, compared to $21.8 million at December 31, 2012.  As of September 30, 2013, $4.9 million of TDRs were accruing interest, compared to $4.8 million at December 31, 2012.  The allowance for loan losses associated with these loans, on the basis of a current evaluation of loss was $500,000 at September 30, 2013 and $220,000 at December 31, 2012.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Troubled Debt Restructurings (TDRs)

The following table summarizes the pre-modification and post-modification balance of TDRs at the dates indicated.

Troubled Debt Restructurings
(in thousands, except contracts)
	At September 30, 2013			At December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction & land development	9	$5,562	$4,906	9	$9,471	$6,580
1-4 family residential	18	4,876	3,549	23	8,024	6,583
Nonfarm, nonresidential	10	9,210	7,169	13	9,089	8,608
Total real estate loans	37	19,648	15,624	45	26,584	21,771
Commercial and industrial	6	809	363	3	142	20
Consumer	1	51	46	1	51	48
Total loans	44	$20,508	$16,033	49	$26,777	$21,839

The following table summarizes, by class, loans that were modified resulting in TDRs during the periods indicated.

(in thousands, except contracts)
	For the Three Months Ended September 30
	2013			2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction & land development	-	$-	$-	-	$-	$-
1-4 family residential	-	-	-	-	-	-
Nonfarm, nonresidential	-	-	-	3	448	448
Total real estate loans	-	-	-	3	448	448
Commercial and industrial	1	168	158	-	-	-
Consumer	-	-	-	-	-	-
Total loans	1	$168	$158	3	$448	$448

The following table summarizes, by type of concession, loans that were modified resulting in TDRs during the periods indicated.

Troubled Debt Restructurings by Concession Type (in thousands, except contracts)
	For the Three Months Ended September 30
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Rate concessions	-	$-	-	$-
Term concessions	1	158	-	-
Rate and term concessions	-	-	3	448
Total rate or term concessions	1	158	3	448
Foreclosures	-	-	-	-
Total concessions	1	$158	3	$448

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The following table summarizes TDRs removed from this classification during the periods indicated.

Troubled Debt Restructurings During the Period (in thousands, except contracts)
	For the Three Months Ended September 30
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Construction & land development	3	$185	5	$657
1-4 family residential	4	1,880	9	2,434
Nonfarm, nonresidential	5	1,192	10	8,057
Total real estate loans	12	3,257	24	11,148
Commercial and industrial	-	-	2	135
Total loans	12	$3,257	26	$11,283

The following table summarizes, by class, loans modified resulting in TDRs for which there was a payment default during the periods indicated.

Troubled Debt Restructurings that Subsequently Defaulted (in thousands, except contracts)
	For the Three Months Ended September 30
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Construction & land development	1	$63	1	$1,331
1-4 family residential	-	-	-	-
Nonfarm, nonresidential	-	-	-	-
Total real estate loans	1	63	1	1,331
Commercial and industrial	-	-	-	-
Total loans	1	$63	1	$1,331

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The following table provides information about the Bank’s nonperforming assets at the dates indicated.

Nonperforming Assets
(dollars in thousands)
	September 30 2013	December 31 2012
Nonaccrual loans	$18,547	$28,565
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	18,547	28,565
Foreclosed real estate	14,393	9,821
Total nonperforming assets	$32,940	$38,386
Allowance for loan losses	$8,991	$10,690
Nonperforming loans to period-end loans, excluding loans held for sale	5.34%	7.37%
Allowance for loan losses to period-end loans, excluding loans held for sale	2.59%	2.76%
Nonperforming assets as a percentage of:
Loans and foreclosed assets	9.10%	9.66%
Total assets	4.88%	5.40%
Ratio of allowance for loan losses to nonperforming loans	48.5%	37.4%

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Note 6 - Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Balance at beginning of the period	$10,564	$10,295	$10,690	$10,650
Provision for loan losses	-	2,158	940	4,198
Charge-offs
Construction and development	965	1,390	1,031	2,145
1-4 family residential	416	90	553	1,326
Nonfarm, nonresidential	78	202	1,034	364
Total real estate	1,459	1,682	2,618	3,835
Commercial	191	66	231	568
Consumer	1	21	24	49
Total charge-offs	1,651	1,769	2,873	4,452
Recoveries
Construction and development	33	3	121	136
1-4 family residential	2	67	2	94
Nonfarm, nonresidential	2	26	5	26
Total real estate	37	96	128	256
Commercial	39	35	83	159
Consumer	2	2	23	6
Total recoveries	78	133	234	421
Net charge-offs	1,573	1,636	2,639	4,031
Balance at end of period	$8,991	$10,817	$8,991	$10,817
Average loans, excluding loans held for sale	$357,803	$389,807	$369,777	$399,953
Period-end loans, excluding loans held for sale	$347,414	$385,341	$347,414	$385,341
Net charge-offs to average loans, excluding loans held for sale (1)	1.74%	1.67%	0.95%	1.35%
Allowance for loan losses to period-end loans, excluding loans held for sale	2.59%	2.81%	2.59%	2.81%

(1) Annualized

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The following tables outline the changes in the allowance for loan losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at September 30, 2013 and December 31, 2012.

Allowance for Loan Losses and Recorded Investment in Loans Receivable
(in thousands)
	As of and for the Nine Months Ended September 30, 2013
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$5,503	$2,142	$45	$1,976	$817	$107	$100	$10,690
Provision for loan losses	(1,584)	187	4	373	155	(13)	1,818	940
Charge-offs	(1,031)	(553)	-	(1,034)	(231)	(24)	-	(2,873)
Recoveries	121	2	-	5	83	23	-	234
Ending balance	$3,009	$1,778	$49	$1,320	$824	$93	$1,918	$8,991

Ending allowance balance for loans individually evaluated for impairment	$45	$144	$-	$353	$339	$2	$-	$883

Ending allowance balance for loans collectively evaluated for impairment	$2,964	$1,634	$49	$967	$485	$91	$1,918	$8,108

Loans Receivable
Total period-end balance	$49,307	$123,882	$6,771	$132,999	$32,392	$2,063	$-	$347,414
Balance of loans individually evaluated for impairment	$7,235	$5,428	$-	$15,838	$4,048	$46	$-	$32,595
Balance of loans collectively evaluated for impairment	$42,072	$118,454	$6,771	$117,161	$28,344	$2,017	$-	$314,819

	As of and for the Year Ended December 31, 2012
	Construction & Land Development	1-4 Family Residential	Multifamily	Nonfarm Nonresidential	Commercial & Industrial	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance	$6,463	$1,553	$52	$1,277	$1,182	$92	$31	$10,650
Provision for loan losses	1,096	2,553	(7)	1,503	(14)	76	69	5,276
Charge-offs	(2,272)	(2,059)	-	(830)	(597)	(69)	-	(5,827)
Recoveries	216	95	-	26	246	8	-	591
Ending balance	$5,503	$2,142	$45	$1,976	$817	$107	$100	$10,690

Ending allowance balance for loans individually evaluated for impairment	$1,834	$171	$-	$1,142	$146	$2	$-	$3,295

Ending allowance balance for loans collectively evaluated for impairment	$3,669	$1,971	$45	$834	$671	$105	$100	$7,395

Loans Receivable
Total period-end balance	$68,954	$126,468	$6,292	$147,894	$35,182	$2,867	$-	$387,657
Balance of loans individually evaluated for impairment	$15,676	$8,308	$-	$20,476	$4,458	$48	$-	$48,966
Balance of loans collectively evaluated for impairment	$53,278	$118,160	$6,292	$127,418	$30,724	$2,819	$-	$338,691

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Note 7 - Foreclosed Real Estate and Repossessed Assets

The following table shows the composition of foreclosed real estate.

(in thousands)
	September 30 2013	December 31 2012
Construction and development	$7,789	$7,164
1-4 family residential	1,572	433
Nonfarm, nonresidential	5,032	2,224
Balance at end of period	$14,393	$9,821

The following table summarizes the activity in foreclosed real estate for the nine months ended September 30, 2013 and the year ended December 31, 2012.

(in thousands)
	September 30 2013	December 31 2012
Balance at beginning of year	$9,821	$19,333
Additions from loans	9,242	4,773
Improvements	111	-
Sales	(3,885)	(13,302)
Writedowns	(896)	(983)
Balance at end of period	$14,393	$9,821

The Company had no repossessed assets at September 30, 2013 or December 31, 2012.

Note 8 - Restricted Equity Securities

The Bank, as a member institution is required to own stock in the Federal Home Loan Bank of Atlanta (FHLB).  No ready market exists for this stock and it has no quoted market value; however, redemption of this stock has historically been at par.  At September 30, 2013 and December 31, 2012, the Bank owned $853,000 and $1.1 million, respectively, in FHLB stock.  Investments in FHLB stock, in excess of the minimum amount required by the FHLB, are redeemed at the discretion of the FHLB.  During the first nine months of 2013, $198,000 of excess FHLB stock was redeemed, which represented all stock in excess of the minimum amount required at that date.  Also included in restricted equity securities at September 30, 2013 and December 31, 2012, was an investment in the Senior Housing Crime Prevention Fund of $500,000, an investment in Pacific Coast Bankers Bank stock of $102,000, and an investment in Capital South Partners, LLC (a Small Business Investment Corporation), which totaled $1.7 million at September 30, 2013, compared to $1.4 million at December 31, 2012.  As of September 30, 2013, unfunded commitments on the Capital South Partners, LLC investment totaled $100,000.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Note 9 - Property and Equipment

The following table highlights the components of property and equipment and accumulated depreciation at the dates indicated.

(in thousands)
	September 30	December 31
	2013	2012
Premises:
Land and land improvements	$866	$832
Buildings	1,602	1,602
Leasehold improvements	2,150	2,143
Furniture and fixtures	3,670	3,730
Computer and telecom equipment and software	1,295	1,390
Other	26	26
Property and equipment, total	9,609	9,723
Less accumulated depreciation	(5,583)	(5,313)
Property and equipment, net	$4,026	$4,410

Depreciation expense totaled $588,000 and $682,000 for the nine month periods ended September 30, 2013 and 2012, respectively.

Note 10 - Time Deposits

Time deposits totaled $279.5 million at September 30, 2013, compared to $296.3 million at December 31, 2012.  Of that total, time deposits in denominations of $100,000 or more were $145.7 million and $151.6 million at September 30, 2013 and December 31, 2012, respectively.  Interest expense on deposits of $100,000 or more aggregated $1.1 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Time deposits maturing subsequent to September 30, 2013, are as follows:

(in thousands)
Maturing in	Amount
2013	$83,705
2014	149,810
2015	16,334
2016	18,286
2017	7,899
2018	3,465
$279,499

At September 30, 2013 and December 31, 2012, the Company had $348,000 and $937,000, respectively, in brokered certificates of deposit.  Under the terms of the Consent Order, the Bank is prohibited from soliciting and accepting brokered certificates of deposit (including the renewal of existing brokered certificates of deposit), unless it first receives an appropriate waiver from the FDIC.  Accordingly, as brokered certificates of deposit mature, the certificates are not being rolled over into other certificates.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Note 11 - Borrowings

At September 30, 2013 and December 31, 2012, the Company’s borrowings consisted of securities sold under agreements to repurchase, and are summarized below:

(dollars in thousands)
	September 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase	$659	0.21%	$436	0.21%
Total	$659	0.21%	$436	0.21%

Note 12 - Income Taxes

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  A valuation allowance is recognized against deferred tax assets when, based on the consideration of all available evidence using a more likely that not criteria, it is determined that some portion of these tax benefits may not be realized.  This assessment requires consideration of all sources of taxable income available to realize the deferred tax asset including taxable income in prior carryback years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards.  The predictability that future taxable income, exclusive of reversing temporary differences will occur is the most subjective of these four sources.  The presence of cumulative losses in recent years is considered significant negative evidence, making it difficult for a company to rely on future taxable income, exclusive of reversing temporary differences and carryforwards, as a reliable source of taxable income to realize a deferred tax asset.  Judgment is a critical element in making this assessment.

During 2010, the Company reached a three-year cumulative pre-tax loss position and at that time, recorded a partial valuation allowance in the amount of $4.0 million.  During 2011, based upon additional losses and the weighting ascribed to this evidence, the Company determined a full valuation allowance was necessary under the accounting standards and established an allowance totaling $18.0 million to reflect its estimate of net realizable value as of the financial statement date.  As of September 30, 2013 and December 31, 2012, the valuation allowance totaled $16.6 million and $17.6 million, respectively.  The Company also maintains a full valuation allowance against the deferred tax asset related to the net unrealized loss position of its available-for-sale securities portfolio.  This valuation allowance totaled $1.4 million at September 30, 2013.  There was no similar valuation allowance at December 31, 2012, as the available-for-sale securities portfolio was in an unrealized gain position and a deferred tax liability of $400,000 was recorded.  In addition, the Company maintains a full valuation allowance against the deferred tax asset related to the net unrealized loss recorded on the transfer of approximately $146.1 million of available-for-sale securities to held-to-maturity securities during the second quarter of 2013.  At September 30, 2013, this valuation allowance totaled $3.2 million.

Pursuant to accounting pronouncement ASC 740-10, the Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns.  Based on its evaluation of these tax positions for its open tax years, the Company has not recorded any tax liability or uncertain tax positions as of September 30, 2013 and December 31, 2012.  Federal tax returns have been examined by the Internal Revenue Service through 2008.

Note 13 - Net Income (Loss) per Common Share

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

For the nine months ended September 30, 2013, basic weighted-average shares and diluted weighted-average shares outstanding were 5,199,251, equating to basic earnings per share and diluted earnings per share of $0.41 per share for the period.  For the nine months ended September 30, 2012, basic weighted-average shares and diluted weighted-average shares outstanding totaled 5,199,384, amounting to basic earnings (loss) per share and diluted earnings (loss) per share of $(0.10) per share for the period.

Additionally, 688,154 shares attributable to outstanding stock options and a warrant to purchase 276,815 shares of common stock were excluded from the calculation of net income per share for the nine months ended September 30, 2013, because their inclusion was not deemed to be dilutive as their exercise price was greater than the average market price of the common shares.  For the nine months ended September 30, 2012, 690,889 options and a warrant to purchase 276,815 shares of common stock were excluded from the net income per share calculations for the same reason.

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
September 30, 2013

Financial Instruments with Off-Balance-Sheet Risk

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

(in thousands)
	September 30 2013	December 31 2012
Commitments to extend credit	$41,049	$38,762
Standby letters of credit	224	251
Total	$41,273	$39,013

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

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios (LTV).  Regulatory guidelines state that the total amount of all loans in excess of the regulatory loan-to-value ratio limits should not exceed 100% of a bank’s total risk-based capital.  These types of loans totaled $21.7 million at September 30, 2013, representing 81.9% of the Bank’s total risk-based capital.  At December 31, 2012, loans in excess of the regulatory loan-to-value ratio limits totaled $26.8 million, or 111.8% of total risk-based capital.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies, government-sponsored enterprises and general obligation municipal securities.  In the opinion of management, there is no concentration of credit risk in the Company’s investment portfolio.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

Note 15 - Stock Based Compensation

Stock Option Plans

The Employee Stock Option Plan and the Director Stock Option Plan provide up to 497,110 shares (adjusted for all stock splits) of the Company’s common stock may be issued under each of these plans for a combined total of 994,220 shares.  Options granted under the Employee Stock Option Plan and the Director Stock Option Plan may be vested immediately and expire no more than 10 years from date of grant.  The exercise price for any options granted under these plans is set by the Board of Directors at the date of grant (and is adjusted on a pro rata basis for any subsequent stock split).  No options were granted or exercised under either the Director Stock Option Plan or Employee Stock Option Plan during the nine months ended September 30, 2013, during which period 2,735 options were forfeited.  It is the Company’s policy to issue shares to satisfy option exercises.  The total number of options outstanding at September 30, 2013, was 497,110 in the Director Stock Option Plan and 191,044 in the Employee Stock Option Plan.

No stock compensation expense was recognized by the Company during the first nine months of 2013 or 2012 related to the vesting of stock options and as of September 30, 2013, there was no unrecognized compensation cost related to outstanding stock options.  There is no intrinsic value in these stock options as of September 30, 2013, as the exercise prices are greater than the last traded price of the Company's common stock.

A summary of the activity in the Company’s Stock Option Plans and related information for the nine months ended September 30, 2013 is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	Outstanding	Price	Outstanding	Price
At December 31, 2012	690,889	$8.30	690,889	$8.30
Options granted	-	-	-	-
Options vested	-	-	-	-
Options forfeited	(2,735)	13.31	(2,735)	13.31
At September 30, 2013	688,154	$8.28	688,154	$8.28

Additional information concerning outstanding options under the Company’s Plans as of September 30, 2013, is as follows:

				Weighted Average
			Average	Remaining
	Number	Number	Intrinsic	Contractual Life
Exercise Price	Outstanding	Exercisable	Value	(in Years)
$5.63	457,898	457,898	$-	0.74
$13.31	211,950	211,950	-	2.00
$14.08	12,056	12,056	-	1.74
$20.60	6,250	6,250	-	2.17
Total	688,154	688,154	$-	1.16

Service-Based Awards

In 2008, the Company’s stockholders approved the Omnibus Plan, pursuant to which incentive stock options, nonqualified stock options, performance shares, stock appreciation rights, and restricted stock may be granted to officers and employees of the Company and the Bank, and nonqualified stock options and restricted stock awards may be granted to directors of the Company and the Bank.  An additional 250,000 shares of the Company’s common stock were reserved and made available for awards under the Omnibus Plan.  The shares granted generally vest ratably over a period of three or five years.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Nonvested share activity under the Plan for the nine months ended September 30, 2013, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2012	159,867	$0.55
Granted	-	-
Vested	(71,381)	0.74
Forfeited	(45,243)	0.47
Outstanding at September 30, 2013	43,243	$0.30

Compensation expense recognized for nonvested service-based shares totaled $9,000 and $26,000, respectively, for the nine months ended September 30, 2013 and 2012.  Separately, during the first nine months of 2013 and 2012, $16,000 and $36,000, respectively, of stock compensation expense was reversed upon the forfeiture of nonvested service-based shares.  As of September 30, 2013, there was $2,000 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan.  This cost is expected to be recognized over a remaining weighted-average period of 5.9 months.

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument.  In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  The methods and assumptions used to estimate the fair value of each class of financial instrument are summarized in Note 19 of the Company’s filing on Form 10-K for the year ended December 31, 2012.  Changes in assumptions could significantly affect the estimates.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.  Finally, the fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and December 31, 2012.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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

(in thousands)
		September 30, 2013
	September 30 2013	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government agencies	$22,500	$-	$22,500	$-
Government-sponsored enterprises	40,181	-	40,181	-
Mortgage-backed securities	40,186	-	40,186	-
Total	$102,867	$-	$102,867	$-

		December 31, 2012
	December 31 2012	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government agencies	$39,069	$-	$39,069	$-
Government-sponsored enterprises	167,913	-	167,913	-
Mortgage-backed securities	46,847	-	46,847	-
Total	$253,829	$-	$253,829	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at September 30, 2013 or December 31, 2012.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Assets measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012 are as follows:

(in thousands)
		September 30, 2013
	September 30 2013	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and land development	$7,190	$-	$7,190	$-
1-4 family residential	5,284	-	5,284	-
Nonfarm, nonresidential	15,485	-	15,485	-
Total impaired real estate loans	27,959		27,959	-
Commercial and industrial	3,709	-	3,709	-
Consumer	44	-	44	-
Total impaired loans	31,712	-	31,712	-
Mortgage loans held for sale	1,911	-	1,911	-
Foreclosed real estate	14,393	-	14,393	-
Total	$48,016	$-	$48,016	$-

		December 31, 2012
	December 31 2012	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and land development	$13,842	$-	$13,842	$-
1-4 family residential	8,137	-	8,137	-
Nonfarm, nonresidential	19,334	-	19,334	-
Total impaired real estate loans	41,313		41,313
Commercial and industrial	4,312	-	4,312	-
Consumer	46	-	46	-
Total impaired loans	45,671	-	45,671	-
Mortgage loans held for sale	5,805	-	5,805	-
Foreclosed real estate	9,821	-	9,821	-
Total	$61,297	$-	$61,297	$-

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis at September 30, 2013 or December 31, 2012.

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

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

(in thousands)
	September 30, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial instruments-assets
Loans (1)	$306,711	$304,463	$331,296	$332,764
Financial instruments-liabilities
Deposits	$660,121	$652,987	$683,840	$681,389

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

There were no transfers of assets measured at fair value between Level 1 and Level 2 measurements during the nine months ended September 30, 2013.

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

Due to insufficient funding at the holding company level and restrictions placed on it under the Consent Order and the Written Agreement, the Company has deferred the payment of quarterly dividends on the Preferred Stock since August 2010, with the total amount deferred equaling $2.7 million as of September 30, 2013.  Until the Company pays in full these deferred preferred stock dividends, and $227,000 in interest that has accrued on these deferrals, no dividends may be paid on the common stock.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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

As of September 30, 2013, the most recent notification from the Bank’s primary regulator categorized the Bank as “undercapitalized” under the regulatory framework for prompt corrective action.  Since that date, no conditions or events have occurred of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s category.

1st Financial Services Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The table below summarizes the Company and the Bank’s capital ratios at September 30, 2013 and December 31, 2012.

(dollars in thousands)
					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2013
Total Capital (to Risk-weighted Assets)
Company	$26,445	7.41%	$28,539	8.00%	n/a	n/a
Bank	26,430	7.41%	28,539	8.00%	$35,674	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$21,930	6.15%	$14,270	4.00%	n/a	n/a
Bank	21,915	6.14%	14,270	4.00%	$21,404	6.00%
Tier I Capital (to Average Assets)
Company	$21,930	3.19%	$27,456	4.00%	n/a	n/a
Bank	21,915	3.19%	27,456	4.00%	$34,321	5.00%

As of December 31, 2012
Total Capital (to Risk-weighted Assets)
Company	$24,029	6.11%	$31,438	8.00%	n/a	n/a
Bank	24,014	6.11%	31,438	8.00%	$39,298	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$19,045	4.85%	$15,719	4.00%	n/a	n/a
Bank	19,030	4.84%	15,719	4.00%	$23,579	6.00%
Tier I Capital (to Average Assets)
Company	$19,045	2.64%	$28,822	4.00%	n/a	n/a
Bank	19,030	2.64%	28,822	4.00%	$36,028	5.00%

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

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

Factors That May Affect Future Results

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Those statements may be identified by the use of terms such as “may”, “will”, “should”, “could,” “plans”, “intends”, “anticipates”, “expects”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) failure to obtain regulatory approvals and satisfy other closing conditions to the proposed merger, including approval of 1st Financial’s shareholders, on the expected terms and schedule (2) absent consummation of the merger, there is substantial doubt about the ability of 1st Financial to continue as a going concern; (3) 1st Financial and its subsidiary, Mountain 1st Bank and Trust Company (the Bank) may be subject to additional, heightened enforcement actions, and ultimately the Bank may be placed under conservatorship or receivership if we do not consummate the merger, raise additional capital or otherwise comply with the Consent Order (the Consent Order) with the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks (the Commissioner) and the Written Agreement (the Written Agreement), with the Federal Reserve Bank of Richmond (Federal Reserve Bank), or if our condition deteriorates; (4) if we do not consummate the merger, we need to raise additional capital in the future in order to satisfy regulatory requirements, but that capital may not be available when it is needed; (5) the impact of the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the precise nature, extent, and timing of many of these reforms and the impact on us is still uncertain; (6) competitive pressure among depository institutions increases significantly; (7) further credit quality deterioration, which could cause an increase in the provisions for loan losses; (8) general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are worse than expected; (9) regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank; (10) revenues are lower than expected; (11) the availability of and/or an unexpectedly high cost of additional capital; (12) the effects of the FDIC deposit insurance premiums and assessments; (13) the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (14) volatility in the credit or equity markets and its effect on the general economy; (15) demand for the products or services of the Company, as well as its ability to attract and retain qualified people; (16) the effect of other requirements in the Consent Order and the Written Agreement to which we are subject and any further regulatory actions; (17) the costs and effects of legal, accounting, and regulatory developments and compliance, including the Consent Order and the Written Agreement; and (18) premiums for D&O insurance may increase: we may be unable to renew our D&O insurance policy on acceptable terms.  See also those risk factors identified in the section headed “Risk Factors”, beginning on page 18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (SEC) on March 5, 2013 (the Annual Report).  The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

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
September 30, 2013

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
September 30, 2013

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
September 30, 2013

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
September 30, 2013

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

"Undercapitalized" Capital Category

At September 30, 2013, the Bank was deemed "undercapitalized".  As such, and having failed to implement its capital restoration plan, the Bank is subject to the restrictions in Section 38 of the Federal Deposit Insurance Act and the related FDIC rules and regulations that apply to “significantly undercapitalized” institutions, and "undercapitalized" institutions that fail to submit and implement capital restoration plans, including restrictions on:

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

Going Concern Considerations

As discussed in Item 7 of the Company’s filing on Form 10-K for the year ended December 31, 2012, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations", and in Note 2 to the accompanying consolidated financial statements, although the Company was profitable in 2012 and the first nine months of 2013, the Company has suffered recurring losses that eroded regulatory capital ratios, and the Bank is under a Consent Order that requires, among other provisions, capital ratios to be maintained at certain heightened levels.  In addition, the Company is under a Written Agreement that requires, among other provisions, the submission of a capital plan to improve the Company’s and the Bank’s capital levels.  As of September 30, 2013, both the Bank and the Company are considered “undercapitalized” based on their respective regulatory capital levels.  These considerations raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

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
September 30, 2013

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

At September 30, 2013, the Bank was deemed "undercapitalized".  As such, and having failed to implement its capital restoration plan, the Bank is subject to certain restrictions, as discussed under “"Undercapitalized" Capital Category” in Item 1.

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
September 30, 2013

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

General Economic Conditions

Western North Carolina is undergoing one of the most severe economic recessions in our history.  Unemployment is close to record levels and both residential and commercial real estate values have been adversely impacted.  Since 2008, with the slowing economy, falling real estate values and reducing interest rates, our Company experienced severe stress on our earnings from both depressed margins and worsening asset quality.  Continued weakness in the Western North Carolina real estate market was the primary reason for the Company’s providing an increase to the allowance for loan losses of $5.3 million and $15.8 million in 2012 and 2011, respectively.  For the nine-month period ended September 30, 2013, the provision for loan losses totaled $940,000 with net charge-offs totaling $2.6 million.  We have experienced some margin contraction, as we are unable to reinvest proceeds from loan and security repayments at the same yields.  We also expect to continue to incur increased expense as we manage our troubled assets.  Our markets continue to feel the effects of the recession and we do not foresee substantial improvements in either unemployment or real estate values until mid-2014 at the earliest.

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

The Company believes its current base of business is relatively well diversified as is the general economic base of the region as a whole.  The principal concentration identified by management within the Company’s lending portfolio is in loans secured by real estate.  At September 30, 2013, loans collateralized by real estate comprised 90% of the Company’s total loan portfolio.  Management believes concentration risk within this sector of the loan portfolio is mitigated by the mix of different types of real estate held as collateral.  These include residential, multifamily, and both income-producing and owner-occupied commercial properties.  The Company’s loan portfolio includes $49.3 million in loans classified as construction or acquisition and development (of which $31.1 million are land loans) and $133.0 million in loans classified as commercial real estate (CRE), representing 14.2% and 38.3%, respectively, of the total portfolio.  By way of comparison, at December 31, 2012, the Company’s loan portfolio included $69.0 million in loans classified as construction or acquisition and development (of which $41.6 million were land loans) and $147.9 million in loans classified as CRE, representing 17.8% and 38.2%, respectively, of the total portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions and loan types, management monitors exposure to credit risk from other lending practices, such as loans with high loan-to-value ratios.  At September 30, 2013, loans exceeding regulatory loan-to-value guidelines represented 81.9% of risk-based capital, primarily attributable to the Bank’s reduced capital due to losses incurred in the past several years, combined with market value declines on the underlying collateral of the Bank’s real estate loan portfolio.

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
September 30, 2013

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

Financial Overview

The Company’s total assets were $674.7 million at September 30, 2013, a decrease of $35.7 million, from $710.4 million at December 31, 2012.  The Company’s total deposits were $660.1 million at September 30, 2013, a decrease of $23.7 million, from $683.8 million at December 31, 2012.  Proceeds from investment security sales, secondary market mortgage loan sales and loan repayments continue to support solid levels of cash on deposit with the Federal Reserve Bank at quarter end, providing sufficient liquidity to fund investment security purchases and meet depositor needs.  Overall growth plans have been purposely slowed in response to the Bank’s asset quality deterioration, uncertainties with respect to the national economy, regional and local real estate markets, the domestic interest rate environment and global currency markets and in order to maintain satisfactory capital requirements.

Investment securities decreased by $4.6 million, or 1.8%, from $255.1 million at December 31, 2012, to $250.5 million at September 30, 2013.  During the nine months ended September 30, 2013, gross loans, excluding loans held for sale, decreased by $40.3 million, or 10.4%, from $387.7 million at December 31, 2012 to $347.4 million at September 30, 2013, as management purposely slowed loan growth in response to current economic conditions.  In addition, customers are increasingly exhibiting a preference for deleveraging by paying off their loans.  The Company’s portfolio loan-to-asset ratio decreased from 54.6% at December 31, 2012, to 51.5% at September 30, 2013, principally reflecting an increase in loan repayments over loan production, combined with $2.9 million of gross charge-offs and the transfer of $9.2 million of portfolio loans to foreclosed real estate during the first nine months of 2013.

During the nine months ended September 30, 2013, the Company recorded net income of $2.9 million, compared to net income of $268,000 for the same period in 2012.  Net interest income for the nine months ended September 30, 2013 was $14.8 million, down slightly from $15.0 million for the nine months ended September 30, 2012.  The modest decrease was primarily due to decreased interest income on loans due to contraction in the loan portfolio and historically low interest rates, partially offset by lower interest expense, principally as a result of deposit rate reductions undertaken in the second half of 2012 across all account categories.  The Company’s net interest margin decreased to 2.99% for the nine months ended September 30, 2013, compared with 3.01% for the similar period in 2012, primarily as a result of an asset shift from higher yielding loans to lower yielding investment securities.  Provision for loan losses was $940,000 for the nine months ended September 30, 2013, compared to $4.2 million for the nine months ended September 30, 2012.  The Company may incur higher provisions for loan losses in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values further decline.  Noninterest income decreased to $4.5 million for the nine months ended September 30, 2013, compared to $7.6 million for the nine-month period ended September 30, 2012, principally due decreased net gains on sales on investment securities, which totaled $212,000 for the first nine months of 2013, compared to $2.2 million in the year-ago nine-month period, decreased USDA/SBA loan sale and servicing revenue, which totaled $6,000 for the first nine months of 2013, compared to $723,000 for the year-ago nine month period and decreased mortgage services revenue, which totaled $1.4 million for the nine months ended September 30, 2013, compared to $1.8 million for the year-ago nine-month period.  Noninterest expense for the nine months ended September 30, 2013, decreased to $15.4 million, compared to $18.2 million for the same period in 2012, primarily due to decreased problem asset management costs, including holding costs of and losses on the sale of other real estate owned and loan related expense, which combined, totaled $1.8 million for the nine months ended September 30, 2013, compared to $4.2 million for the year-ago nine-month period.  The duration and severity of the current recession continue to have a substantial negative impact on the Company’s performance.  During the first nine months of 2013, the Company recorded $202,000 in merger-related expenses, primarily legal and other professional fees, in connection with the Company's pending merger with First-Citizens. The cost of maintaining directors and officers insurance (D&O insurance) has increased due to the Company’s adverse financial condition. Ongoing cost control efforts are responsible for stability, and even moderate declines, in the majority of operating expense categories.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

Loans

Net loans outstanding, excluding loans held for sale, were $338.4 million at September 30, 2013, compared to $377.0 million at December 31, 2012, a decrease of $38.6 million, or 10.2%.  Before the allowance for loan losses, loans receivable decreased $40.3 million, or 10.4%, from $387.7 million at December 31, 2012, to $347.4 million at September 30, 2013. The decrease in loans follows a trend which began in 2009 and management believes this is a continuation of the real estate downturn and resulting drop in demand for lending, particularly real estate loans.  Management has deliberately reduced the Company's real estate lending and continues to allow existing borrowers to repay their loans to reduce the Company's reliance on real estate lending.  Management anticipates loans will continue to decrease for the remainder of the year.

Following is a summary of loans, excluding loans held for sale.

Loans
(in thousands)
	September 30 2013	December 31 2012
Real estate:
Construction and development	$49,307	$68,954
1-4 family residential	123,882	126,468
Multifamily	6,771	6,292
Nonfarm, nonresidential	132,999	147,894
Total real estate	312,959	349,608
Commercial and industrial	32,392	35,182
Consumer	2,063	2,867
	347,414	387,657
Allowance for loan losses	(8,991)	(10,690)
Total	$338,423	$376,967

The Bank has historically originated, serviced, and sold USDA and SBA loans.  While we continue to service such loans, loan origination and sales activity has all but stopped, which has had an unfavorable impact on earnings.  Loans serviced for others totaled $22.1 million at September 30, 2013, and $22.8 million at December 31, 2012.

Management expects loan growth will continue to be muted during the remainder of 2013 as a result of the economic uncertainties that are expected to persist for the foreseeable future.

Deposits

Total deposits at September 30, 2013 were $660.1 million, down $23.7 million, or 3.5%, from $683.8 million on December 31, 2012.  During the nine months ended September 30, 2013, demand deposit accounts and interest-bearing checking accounts increased by $879,000 and $503,000, respectively, while savings accounts decreased by $4.0 million, money market accounts decreased by $4.3 million, and certificates of deposit decreased by $16.8 million, including $589,000 of internet deposits.  For the third quarter of 2013, deposits declined $8.8 million.  Mangement attributes this recent decline to the rapid rise in U.S. Treasury yeilds, following comments made by the Federal Open Market Committee regarding monetary policy, coupled with the Company's announcement to merge with First-Citizens. Mangement anticipates deposits will continue to decrease for the remainder of the year.  Through our branch network, the Bank continues to attract new depository customers seeking value-added service.  In addition to attracting new core deposit customers, in this low interest rate environment, our existing customers continue to exhibit a preference for maintaining their funds in short-term liquid investments, such as our savings and money market deposit accounts.  As a consequence, customers are often taking the funds from maturing certificates and depositing them into savings or checking accounts.  In addition, as a result of the U.S. equity markets’ strong performance during recent months, customers are also beginning to transfer their liquid funds back into the stock markets.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

Borrowings

As of September 30, 2013, the Company’s borrowings totaled $659,000 and consisted solely of securities sold under agreements to repurchase, compared to $436,000 at December 31, 2012.

Stockholders’ Equity

Consolidated stockholders’ equity decreased to $10.0 million, or 1.5% of total assets at September 30, 2013, compared to $19.7 million, or 2.8% of total assets at December 31, 2012, equating to book value per common share of $(1.24) at September 30, 2013, compared to $0.67 at December 31, 2012.  Unrealized losses on investment securities, net of taxes, increased by $12.6 million and were partially offset by the Company’s net income of $2.9 million for the nine months ended September 30, 2013.  Accumulated other comprehensive income at September 30, 2013, is comprised of  $3.7 million in unrealized losses on available-for-sale securities and $8.3 million in net unrealized holding losses on the transfer of securities with a fair value of $146.6 million from available-for-sale to held-to maturity during the second quarter of 2013.  The unrealized loss on the held-to-maturity securities is being accreted to income by the interest method over the remaining life of the securities.

No cash dividends have been declared on common stock during 2012 or the first nine months ended September 30, 2013, and management does not anticipate cash dividends on common stock for the foreseeable future.  Further, the Bank has been unable to pay a dividend to the Company to allow it to pay the quarterly dividend on its preferred stock due to the withholding of regulatory approval and thus, since August 2010, the Company has deferred the $205,000 quarterly payment of cash dividends on its preferred stock.  As of September 30, 2013, the Company has deferred payment of $2.7 million in preferred dividends and $227,00 in interest on the unpaid dividends.  The Company expects to again defer the $205,000 payment of the preferred dividend in November 2013, in order to preserve capital.  After receipt of regulatory approval, the Bank paid a dividend of $29,547 to the Company during the first quarter of 2013, to pay its annual franchise tax to the North Carolina Department of Revenue.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

As of September 30, 2013, the Bank’s primary federal regulator categorized the Bank as “undercapitalized” under the regulatory framework for prompt corrective action.  Actual capital amounts and ratios for the Company and the Bank at September 30, 2013 and December 31, 2012, are presented in the following table.

(dollars in thousands)
					To be "Well Capitalized"
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2013
Total Capital (to Risk-weighted Assets)
Company	$26,445	7.41%	$28,539	8.00%	n/a	n/a
Bank	26,430	7.41%	28,539	8.00%	$35,674	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$21,930	6.15%	$14,270	4.00%	n/a	n/a
Bank	21,915	6.14%	14,270	4.00%	$21,404	6.00%
Tier I Capital (to Average Assets)
Company	$21,930	3.19%	$27,456	4.00%	n/a	n/a
Bank	21,915	3.19%	27,456	4.00%	$34,321	5.00%

As of December 31, 2012
Total Capital (to Risk-weighted Assets)
Company	$24,029	6.11%	$31,438	8.00%	n/a	n/a
Bank	24,014	6.11%	31,438	8.00%	$39,298	10.00%
Tier I Capital (to Risk-weighted Assets)
Company	$19,045	4.85%	$15,719	4.00%	n/a	n/a
Bank	19,030	4.84%	15,719	4.00%	$23,579	6.00%
Tier I Capital (to Average Assets)
Company	$19,045	2.64%	$28,822	4.00%	n/a	n/a
Bank	19,030	2.64%	28,822	4.00%	$36,028	5.00%

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

Although management believes the Company appropriately reserved for our problem assets at September 30, 2013, we nonetheless continue to experience the effects of asset devaluation in our markets as the economy and businesses struggle to recover, albeit at a significantly reduced frequency and severity than we experienced in recent years.  We have allocated significant resources toward expeditious resolution of our nonperforming loans and those assets we have foreclosed upon.  We anticipate there may be some additional provisioning and charge-offs during 2013 to stay ahead of this resolution process.  As of September 30, 2013, nonperforming assets were $32.9 million, down $5.5 million, or 14.3%, from $38.4 million at December 31, 2012.  As a percentage of period-end portfolio loans and foreclosed assets, nonperforming assets were 9.10% at September 30, 2013, versus 9.66% at year-end 2012.  The allowance for loan losses as a percentage of period-end portfolio loans decreased to 2.59% at September 30, 2013, from 2.76% at December 31, 2012.  As of September 30, 2013, loans 30-89 days past due were $2.8 million, or 0.80% of portfolio loans, compared to $1.7 million, or 0.44% of portfolio loans at December 31, 2012.  There can be no assurance past due loans will remain at the current level for the remainder of 2013.

The provision for loan losses was $940,000 for the nine months ended September 30, 2013, compared to $4.2 million for the same period in 2012, while net charge-offs were $2.6 million in the 2013 period, compared to net charge-offs of $4.0 million in the 2012 period.  The charge-offs in each period resulted principally from recognition of losses previously reserved for as these loans were worked through the Bank’s asset resolution process.  In addition, as part of this resolution process, management provides for additional losses through increases to its allowance for loan losses.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

The following table provides additional information about the Bank’s nonperforming assets.

(dollars in thousands)
	September 30 2013	December 31 2012
Nonaccrual loans	$18,547	$28,565
Loans past due 90 or more days and still accruing interest	-	-
Total nonperforming loans	18,547	28,565
Foreclosed real estate	14,393	9,821
Total nonperforming assets	$32,940	$38,386
Allowance for loan losses	$8,991	$10,690
Nonperforming loans to period-end loans, excluding loans held for sale	5.34%	7.37%
Allowance for loan losses to period-end loans, excluding loans held for sale	2.59%	2.76%
Nonperforming assets as a percentage of:
Loans and foreclosed assets	9.10%	9.66%
Total assets	4.88%	5.40%
Ratio of allowance for loan losses to nonperforming loans	48.5%	37.4%

Troubled Debt Restructurings.  On a case-by-case basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreements, has been demonstrated over several payment cycles.  Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions.  Restructured loans totaled $16.0 million at September 30, 2013, compared to $21.8 million at December 31, 2012, of which $4.9 million and $4.8 million were accruing interest at the respective period ends.  Restructured loans not accruing interest are included in nonaccrual loans in the above table.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

Loan loss experience for the three and nine months ended September 30, 2013 and 2012, is presented below.

(dollars in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Balance at beginning of the period	$10,564	$10,295	$10,690	$10,650
Provision for loan losses	-	2,158	940	4,198
Charge-offs
Construction and development	965	1,390	1,031	2,145
1-4 family residential	416	90	553	1,326
Nonfarm, nonresidential	78	202	1,034	364
Total real estate	1,459	1,682	2,618	3,835
Commercial	191	66	231	568
Consumer	1	21	24	49
Total charge-offs	1,651	1,769	2,873	4,452
Recoveries
Construction and development	33	3	121	136
1-4 family residential	2	67	2	94
Nonfarm, nonresidential	2	26	5	26
Total real estate	37	96	128	256
Commercial	39	35	83	159
Consumer	2	2	23	6
Total recoveries	78	133	234	421
Net charge-offs	1,573	1,636	2,639	4,031
Balance at end of period	$8,991	$10,817	$8,991	$10,817
Average loans, excluding loans held for sale	$357,803	$389,807	$369,777	$399,953
Period-end loans, excluding loans held for sale	$347,414	$385,341	$347,414	$385,341
Net charge-offs to average loans, excluding loans held for sale (1)	1.74%	1.67%	0.95%	1.35%
Allowance for loan losses to period-end loans, excluding loans held for sale	2.59%	2.81%	2.59%	2.81%

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

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

We calculate our general allowance for loan losses by applying our historical loss factors to each sector of the loan portfolio.  We use a rolling 16 quarter look-back period when computing historical annualized loss rates.  We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors.  Qualitative factors we considered in the determination of the September 30, 2013, allowance for loan losses included pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development).  Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, and other external factors.  The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

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

We believe the allowance for loan losses at September 30, 2013, is appropriate and adequate to cover probable inherent losses in the loan portfolio.  However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which was not known to us at the time of the issuance of our consolidated financial statements.  Therefore, our assumptions may or may not prove valid.  Thus, there can be no assurance loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required.  Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses.  Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined problem loans, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown.

Allocation of the Allowance for Loan Losses
(dollars in thousands)
	September 30, 2013		December 31, 2012
		Percent of		Percent of
	Amount	Total Loans (1)	Amount	Total Loans (1)
Construction and land development	$3,009	14.2%	$5,503	17.8%
1-4 family residential	1,778	35.7%	2,142	32.6%
Multifamily	49	1.9%	45	1.6%
Nonfarm, nonresidential	1,320	38.3%	1,976	38.2%
Total real estate loans	6,156	90.1%	9,666	90.2%
Commercial and industrial	824	9.3%	817	9.1%
Consumer	93	0.6%	107	0.7%
Unallocated	1,918	-	100	-
Total	$8,991	100.0%	$10,690	100.0%

 (1) Percent of loans in each category to total loans

Impaired Loans.  Loans for which it is probable the ultimate payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures the impairment in accordance with generally accepted accounting principles.  The fair value of impaired loans is estimated using one of several methods including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investment in such loans.  At September 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values for impaired loans are estimated using Level 2 inputs based on independent appraisals.  As of September 30, 2013, impaired loans totaled $32.6 million, down from $49.0 million at December 31, 2012.  Allocations within the Bank’s allowance for loan losses specifically ascribed to these individual loans totaled $883,000 and $3.3 million at the respective periods.

Results of Operations

Three Months Ended September 30, 2013, Compared to the Three Months Ended September 30, 2012

Summary

The Company recorded net income of $732,000 for the third quarter of 2013, compared with a net loss of $663,000 for the same quarter in 2012.  Net income available to common stockholders, after the effect of preferred stock dividend requirements, was $476,000 for the third quarter of 2013, or $0.09 per diluted share, compared with a net loss available to common shareholders of $919,000, or $0.18 per diluted share, in the year-ago quarter.  The $1.4 million increase in net income was a result of lower provision for loan losses and decreased noninterest expense, partially offset by decreases in gains on the sales of investment securities and mortgage services revenue during the third quarter of 2013.  The Company recorded no income tax expense during the period, due to the establishment of a full valuation allowance against its deferred tax asset at year-end 2011.  Management determined it is appropriate to maintain a full valuation allowance based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations, and available tax planning strategies.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

Net Interest Income

Net interest income for the 2013 third quarter was unchanged at $5.1 million, compared with the third quarter of 2012.  The Company’s net interest margin increased from 3.00% for the third quarter of 2012 to 3.09% for the third quarter of 2013, primarily due to decreased interest expense on deposits, partially offset by reductions in loans outstanding and historically low interest rates.  Average earning assets decreased by $31.1 million, while the average yield on earning assets, decreased 16 basis points from 3.82% to 3.66%.  The decrease in average yield was primarily due to a shift in the composition of assets from higher yielding loans to lower yielding investment securities.  Average interest-bearing liabilities decreased by $29.7 million, while the average cost of funds decreased 28 basis points, from 0.92% to 0.64% due to a continued decline in interest rates, and a change in our mix of deposits.  Our customers, upon maturity of certificates of deposit, often have chosen to move their funds into more liquid accounts, such as savings  or checking accounts.  More recently, as a result of the strong performance of the U.S. equity markets, customers are beginning to transfer their liquid funds back into the stock markets.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

The following table illustrates the Company’s yield on earning assets and cost of funds for the three-month periods ended September 30, 2013 and 2012.

Average Balances and Net Interest Income
(dollars in thousands)
	Three Months Ended September 30
	2013			2012
	Average	Interest		Average	Interest
	Daily	Income/	Average	Daily	Income/	Average
	Balance	Expense(1)(2)	Rate	Balance	Expense(1)(2)	Rate
Interest-earning assets
Loans and loans held for sale	$359,231	$4,383	4.84%	$396,331	$5,113	5.16%
Investment securities	258,061	1,612	2.50%	249,772	1,399	2.24%
Due from Federal Reserve Bank	34,450	21	0.24%	34,673	21	0.24%
Interest-earning bank deposits	1,223	-	0.25%	3,287	7	0.85%
Total interest-earning assets	652,965	6,016	3.66%	684,063	6,540	3.82%

Noninterest-earning assets:
Cash and due from banks	8,457			12,539
Property and equipment	4,097			4,572
Interest receivable and other	17,450			21,288
Total noninterest-earning assets	30,004			38,399
Total assets	$682,969			$722,462

Interest-bearing liabilities
NOW accounts	$72,314	22	0.12%	$66,766	34	0.20%
Money markets	57,754	72	0.49%	61,118	115	0.75%
Savings deposits	166,578	199	0.47%	164,867	326	0.79%
Retail time deposits	284,962	649	0.90%	318,137	931	1.16%
Wholesale time deposits	348	3	3.42%	954	6	2.50%
Federal funds purchased and securities sold under
agreements to repurchase	678	-	0.21%	474	-	0.29%
Total interest-bearing liabilities	582,634	945	0.64%	612,316	1,412	0.92%

Noninterest-bearing liabilities:
Demand deposits	86,447			85,622
Interest payable and other	4,162			4,892
Total noninterest-bearing liabilities	90,609			90,514
Total liabilities	673,243			702,830

Stockholders' equity	9,726			19,632
Total liabilities and stockholders' equity	$682,969			$722,462

Net interest income and interest rate spread		$5,071	3.02%		$5,128	2.90%

Net yield on average interest-earning assets			3.09%			3.00%

Ratio of average interest-earning assets to average interest
bearing liabilities	112.07%			111.72%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in either volume or rates has been allocated in proportion to the absolute dollar change in both.

Volume and Rate Variance Analysis
(in thousands)
	Three Months Ended September 30			Three Months Ended September 30
	2013 vs 2012			2012 vs 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and loans held for sale	$(462)	$(268)	$(730)	$(708)	$118	$(590)
Investment securities	48	165	213	460	(331)	129
Due from Federal Reserve Bank	-	-	-	(3)	-	(3)
Interest-bearing bank deposits	(3)	(4)	(7)	(6)	(5)	(11)
Total interest income	(417)	(107)	(524)	(257)	(218)	(475)

Interest expense:
NOW accounts	3	(15)	(12)	1	(17)	(16)
Money markets	(6)	(37)	(43)	20	(43)	(23)
Savings deposits	3	(130)	(127)	84	(87)	(3)
Retail time deposits	(90)	(192)	(282)	(48)	(210)	(258)
Wholesale time deposits	(5)	2	(3)	(168)	22	(146)
Federal funds purchased and securities sold under
agreements to repurchase	-	-	-	(1)	(1)	(2)
Other borrowings	-	-	-	4	-	4
Total interest expense	(95)	(372)	(467)	(108)	(336)	(444)
Net increase (decrease) in net interest income	$(322)	$265	$(57)	$(149)	$118	$(31)

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

The Company recorded no provision for loan losses for the three months ended September 30, 2013, compared to $2.2 million for the comparable 2012 period.  The reduction in the provision for loan losses is reflective of both the overall reduction in problem loans and the stabilization, for the most part, of the real estate values collateralizing our problem loans.  The Company may incur higher provisions for loan losses in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

Noninterest Income

Noninterest income for the three months ended September 30, 2013, totaled $1.2 million, compared with $2.6 million for the same quarter in 2012.  The period-over-period decrease was driven primarily by lower gains on the sales of investment securities and mortgage services revenue, which collectively contributed only $288,000 to noninterest income for the 2013 period, compared to $1.5 million for the 2012 period.  Also, contributing to noninterest income for the quarter ended September 30, 2013, were service charges on deposit accounts and other service charges, which added $319,000 and $436,000 respectively.  During the same period in 2012, service charges on deposits and other service charges totaled $346,000 and $425,000, respectively.  Other income was comprised mainly of rental income on foreclosed real estate during each quarterly period.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

Components of noninterest income are as follows:

Noninterest Income
(in thousands)
	Three Months Ended September 30
	2013	2012
Service charges on deposit accounts	$319	$346
Mortgage services revenue	288	579
Other service charges and fees	436	425
Increase in cash surrender value of life insurance	79	89
Gain on sale of investment securities, net	-	934
USDA/SBA loan sale and servicing revenue	2	131
Other income	122	118
Total	$1,246	$2,622

Noninterest Expense

Noninterest expense includes all of the operating costs of the Company, excluding interest, provision, and tax expense.  For the third quarter of 2013, noninterest expense totaled $5.6 million, down from $6.3 million in the third quarter of 2012.  The decrease in noninterest expense was primarily driven by lower problem asset management costs, including holding costs of and losses on the sales of other real estate owned and repossessed assets and loan related expense.  Foreclosed asset expense totaled $883,000 for the third quarter of 2013, compared to $1.2 million in the third quarter of 2012.  During the third quarter of 2013, write-downs of foreclosed asset expenses were $394,000, compared to $669,000 during the third quarter of 2012, foreclosed asset legal expenses were $42,000, compared to $79,000 during the third quarter of 2012, foreclosed asset holding costs were $469,000, compared to $364,000 during the third quarter of 2012, and net gains on sales of foreclosed assets totaled $23,000 for the third quarter of 2013, compared to net losses of $120,000 for the third quarter of 2012.  Other loan related expense totaled $117,000 for third quarter of 2013, relatively unchanged from $116,000 for the same period in 2012.  Salary and benefit expense decreased from $2.6 million for the three months ended September 30, 2012, to $2.2 million for the three months ended September 30, 2013, primarily due to decreased commission expense on secondary market loan originations combined with decreased health insurance costs.  During the third quarter of 2013, the Company recorded $202,000 of merger-related expense, primarily legal and other professional fees, in connection with its pending merger with First-Citizens.  Continued cost control efforts were the principal reason the Company was able to hold most operating expense categories at or slightly below 2012 levels.

Components of noninterest expense are as follows:

Noninterest Expense
(in thousands)
	Three Months Ended September 30
	2013	2012
Salaries and employee benefits	$2,247	$2,624
Occupancy	327	347
Equipment	183	238
Advertising	48	64
Data processing and telecommunications	511	482
Deposit insurance premiums	599	631
Professional fees	86	119
Printing and supplies	20	28
Foreclosed assets	883	1,230
Dues and subscriptions	38	19
Postage	44	40
Loan related expense	117	116
Corporate insurance	109	131
Merger expense	202	-
Other	171	186
Total	$5,585	$6,255

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

Income Tax Expense

During the third quarter of 2013 and 2012, the Company recorded no income tax expense as it maintains a full valuation allowance against its deferred tax asset.

Nine Months Ended September 30, 2013, Compared to the Nine Months Ended September 30, 2012

Summary

The Company recorded net income of $2.9 million for the nine months ended September 30, 2013, compared with net income of $268,000 for the same period in 2012.  Net income available to common stockholders, after the effect of preferred stock dividend requirements, was $2.1 million for the nine months ended September 30, 2013, or $0.41 per diluted share, compared with net loss available to common shareholders of $498,000, or $0.10 per diluted share, in the year-ago period.  The $2.6 million increase in net income was a result of lower provision for loan losses and decreased noninterest expense, partially offset by decreases in gains on the sales of investment securities and USDA/SBA loans during the first nine months of 2013.  The Company recorded no income tax expense during the period, due to the establishment of a full valuation allowance against its deferred tax asset at year-end 2011.  Management determined it is appropriate to maintain a full valuation allowance based on its projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations, and available tax planning strategies.

Net Interest Income

Net interest income for the nine-month period of 2013 decreased slightly to $14.8 million, compared with $15.0 million for the nine-month period of 2012.  The Company’s net interest margin decreased from 3.01% for the 2012 period to 2.99% for the first nine months of 2013, due to a reduction in loans outstanding and historically low interest rates.  Despite an increase of $4.8 million in average earning assets, a shift in the composition of assets from higher yielding loans to lower yielding investment securities was the primary contributor to the decline in the net interest margin.  The average yield on earning assets decreased 32 basis points, from 3.91% to 3.59%, while the average cost of funds decreased 32 basis points, from 1.00% to 0.68%.  The lower cost of funds was due to a continued decline in interest rates and a change in our mix of deposits.  Our customers, upon maturity of certificates of deposit, often have chosen to move their funds into more liquid accounts, such as savings, money market, or checking accounts.  More recently, as a result of the strong performance of the U.S. equity markets, customers are beginning to transfer their liquid funds back into the stock markets.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

The following table illustrates the Company’s yield on earning assets and cost of funds for the nine-month periods ended September 30, 2013 and 2012.

Average Balances and Net Interest Income
(dollars in thousands)
	Nine Months Ended September 30
	2013			2012
	Average	Interest		Average	Interest
	Daily	Income/	Average	Daily	Income/	Average
	Balance	Expense(1)(2)	Rate	Balance	Expense(1)(2)	Rate
Interest-earning assets
Loans and loans held for sale	$372,265	$13,454	4.83%	$405,273	$15,597	5.13%
Investment securities	255,161	4,239	2.22%	224,046	3,825	2.28%
Due from Federal Reserve Bank	30,898	56	0.24%	30,961	56	0.24%
Interest-earning bank deposits	1,757	7	0.53%	4,551	36	1.06%
Total interest-earning assets	660,081	17,756	3.59%	664,831	19,514	3.91%

Noninterest-earning assets:
Cash and due from banks	8,383			14,460
Property and equipment	4,225			4,729
Interest receivable and other	18,682			25,194
Total noninterest-earning assets	31,290			44,383
Total assets	$691,371			$709,214

Interest-bearing liabilities
NOW accounts	$71,193	68	0.13%	$65,707	106	0.22%
Money markets	59,496	219	0.49%	56,787	354	0.83%
Savings deposits	168,224	599	0.48%	154,341	1,023	0.89%
Retail time deposits	286,322	2,075	0.97%	325,379	3,003	1.23%
Wholesale time deposits	397	9	3.03%	1,541	29	2.51%
Federal funds purchased and securities sold under
agreements to repurchase	563	1	0.24%	503	1	0.27%
Other borrowings	-	-	-%	30	-	0.50%
Total interest-bearing liabilities	586,195	2,971	0.68%	604,288	4,516	1.00%

Noninterest-bearing liabilities:
Demand deposits	84,310			80,801
Interest payable and other	4,258			4,653
Total noninterest-bearing liabilities	88,568			85,454
Total liabilities	674,763			689,742

Stockholders' equity	16,608			19,472
Total liabilities and stockholders' equity	$691,371			$709,214

Net interest income and interest rate spread		$14,785	2.91%		$14,998	2.91%

Net yield on average interest-earning assets			2.99%			3.01%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.60%			110.02%

(1) Interest income includes amortization of deferred loan fees, net.
(2) Nonaccrual loans are included in gross loans but interest is not included in interest income.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.  The change in interest not solely due to changes in either volume or rates has been allocated in proportion to the absolute dollar change in both.

Volume and Rate Variance Analysis
(in thousands)
	Nine Months Ended September 30			Nine Months Ended September 30
	2013 vs 2012			2012 vs 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and loans held for sale	$(1,226)	$(917)	$(2,143)	$(2,552)	$325	$(2,227)
Investment securities	519	(105)	414	1,266	(853)	413
Due from Federal Reserve Bank	-	-	-	(10)	-	(10)
Interest-bearing bank deposits	(16)	(13)	(29)	(14)	(8)	(22)
Total interest income	(723)	(1,035)	(1,758)	(1,310)	(536)	(1,846)

Interest expense:
NOW accounts	8	(46)	(38)	4	(45)	(41)
Money markets	16	(151)	(135)	47	(94)	(47)
Savings deposits	85	(509)	(424)	238	(155)	83
Retail time deposits	(333)	(595)	(928)	(54)	(681)	(735)
Wholesale time deposits	(25)	5	(20)	(621)	97	(524)
Federal funds purchased and securities sold under
agreements to repurchase	-	-	-	(2)	(2)	(4)
Other borrowings	-	-	-	(6)	(7)	(13)
Total interest expense	(249)	(1,296)	(1,545)	(394)	(887)	(1,281)
Net increase (decrease) in net interest income	$(474)	$261	$(213)	$(916)	$351	$(565)

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

Provision for loan losses for the nine months ended September 30, 2013, totaled $940,000, a decrease of $3.3 million from $4.2 million for the comparable 2012 period.  The reduction in the provision for loan losses is reflective of both the overall reduction in problem loans and the stabilization, for the most part, of the real estate values collateralizing our problem loans.  The Company may incur higher provisions for loan losses in future quarters if economic conditions do not improve, borrowers continue to experience financial difficulties, and real estate values continue to decline.

Noninterest Income

Noninterest income for the nine months ended September 30, 2013, totaled $4.5 million, compared with $7.6 million for the same period in 2012.  The period-over-period decrease was driven primarily by lower gains on the sales of investment securities and USDA/SBA loan sale and servicing revenue, which contributed $212,000 and $6,000, respectively, to noninterest income for the 2013 period, compared to $2.2 million and $723,000, respectively, for the 2012 period.  Mortgage services revenue contributed $1.4 million for the nine months ended September 30, 2013 compared to $1.8 million for the nine months ended September 30, 2012.  Also contributing to noninterest income for the period were service charges on deposit accounts, which contributed $948,000 to the current period, compared to $1.1 million during the same period in 2012.  Other service charges totaled $1.3 million for the nine months ended September 30, 2013 and 2012.  Rental income on foreclosed real estate represented $44,000 of the $69,000 increase in other income for the quarter.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

Components of noninterest income are as follows:

Noninterest Income
(in thousands)
	Nine Months Ended September 30
	2013	2012
Service charges on deposit accounts	$948	$1,073
Mortgage services revenue	1,444	1,820
Other service charges and fees	1,264	1,262
Increase in cash surrender value of life insurance	250	284
Gain on sale of investment securities, net	212	2,218
USDA/SBA loan sale and servicing revenue	6	723
Other income	331	262
Total	$4,455	$7,642

Noninterest Expense

Noninterest expense includes all of the operating costs of the Company, excluding interest, provision, and tax expense.  For the nine months ended September 30, 2013, noninterest expense totaled $15.4 million, down $2.8 million or 15.4% from $18.2 million for the nine months ended September 30, 2012.  The decrease in noninterest expense was primarily driven by lower problem asset management costs, including holding costs of and losses on the sales of other real estate owned and repossessed assets and loan related expense.  Although the Company’s problem asset management costs have decreased substantially from the year-ago period, the duration and severity of the current recession continues to have a substantial negative impact on the Company’s performance.  Foreclosed asset expense totaled $1.4 million for the 2013 period, compared to $3.6 million in the year-ago period.  During the nine-month period ended September 30, 2013, write-downs on real estate owned of $896,000, holding costs of $817,000 and legal fees associated with foreclosed assets of $176,000 were partially offset by net gains on sales of foreclosed assets of $511,000.  In contrast, for the 2012 period, the largest components of foreclosed asset expense were write-downs on foreclosed assets of $2.0 million, foreclosed asset holding costs of $963,000, legal fees associated with foreclosed assets of $426,000, and net losses on sales of foreclosed assets of $208,000.  Other loan related expense totaled $371,000 for the 2013 period, compared to $565,000 for the same period in 2012, primarily due to decreased loan legal fees.  Salary and benefit expense decreased to $7.0 million for the nine months ended September 30, 2013, compared to $7.5 million for the nine months ended September 30, 2012, primarily due to decreased commission expense on secondary market loan originations.  Corporate insurance expense increased to $366,000 from $255,000 for the prior-year period due to higher premiums based on the Bank’s financial condition.  Merger-related expense of $202,000, primarily legal and other professional fees was recorded during the 2013 period relative to the Company’s pending merger with First-Citizens.  Continued cost control efforts were the principal reason the Company was able to hold most operating expense categories at or slightly below 2012 levels.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

Components of noninterest expense are as follows:

Noninterest Expense
(in thousands)
	Nine Months Ended September 30
	2013	2012
Salaries and employee benefits	$7,021	$7,486
Occupancy	993	1,033
Equipment	575	652
Advertising	155	172
Data processing and telecommunications	1,514	1,415
Deposit insurance premiums	1,801	1,851
Professional fees	232	346
Printing and supplies	69	84
Foreclosed assets	1,379	3,591
Dues and subscriptions	101	91
Postage	128	143
Loan related expense	371	565
Corporate insurance	366	255
Merger expense	202	-
Other	501	490
Total	$15,408	$18,174

Income Tax Expense

During the first nine months of 2013 and 2012, the Company recorded no income tax expense as it maintains a full valuation allowance against its deferred tax asset.

Liquidity

A function of the Bank’s Asset-Liability Management Committee is evaluating the current liquidity of the Bank and identifying and planning for future liquidity needs.  Such needs primarily consist of ensuring sufficient liquidity to meet current or expected needs for deposit withdrawals and the funding of investing activities, principally the making of loans and purchasing of securities.  Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities.  On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB), as well as the ability to generate funds through the issuance of long-term debt and equity.  The Bank’s “on balance sheet” liquidity ratio was 22.7% at September 30, 2013, down from 36.9% at year-end 2012, primarily due to the transfer of certain available-for-sale securities to held-to-maturity during the second quarter of 2013.  Currently, held-to-maturity securities with a fair value of $143.3 million are available to pledge as collateral against a line of credit with FHLB to ensure additional liquidity of up to $101.8 million, if needed, within a 3 day timeframe.  Management considers this ratio to be more than adequate to meet known or anticipated liquidity needs.  The Company, however, has limited sources of revenue, and the Written Agreement and the Consent Order do not permit the payment of dividends by the Bank to the Company.  Without this primary source of revenue from the Bank, the Company expects to continue to defer the payment of dividends on its Preferred Stock.

Total deposits were $660.1 million at September 30, 2013, down $23.7 million from $683.8 million at December 31, 2012.  Deposit retention within the Bank’s retail branch bank network was sufficient to meet the Company’s funding requirements throughout the first nine months of 2013.  In prior years, the Bank used brokered deposits as a supplemental liquidity source.  The Consent Order prohibits the Bank from soliciting and accepting additional brokered certificates of deposit (including the renewal of existing brokered certificates of deposit) without prior approval from the FDIC and limits the rates the Bank can offer on its deposit products.  At September 30, 2013, brokered deposits totaled $348,000, compared to $937,000 at December 31, 2012.  It is expected sufficient funds will be available from cash on hand, investment security repayments, and loan repayments to fund maturities of certificates of deposit.  At September 30, 2013, certificates of deposit represented 42.3% of the Bank’s total deposits, compared to 43.3% at December 31, 2012.  Certificates of deposit of $100,000 or more represented 22.1% of the Bank’s total deposits at September 30, 2013, down slightly from 22.2% at December 31, 2012.  Management believes a sizeable portion of the Bank’s certificates of deposit are relationship-oriented, and based upon prior experience, anticipates a substantial portion of outstanding certificates of deposit will renew upon maturity, or be retained in other deposit products at the Bank.  Deposit retention is also influenced by limits on the rates the Bank can offer.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

Borrowings totaled $659,000 at September 30, 2013, up from $436,000 at December 31, 2012, and consisted solely of securities sold under agreements to repurchase.  Secured borrowings lines with two financial institutions totaling $12.0 million are available to meet liquidity needs.  Also, additional collateral could be provided to access the $101.8 million borrowing line at the FHLB, if additional liquidity is needed.

Capital Resources

At September 30, 2013 and December 31, 2012, the Company’s equity totaled $10.0 million and $19.7 million, respectively, representing 1.5% and 2.8% of assets at each period.  Unrealized losses on investment securities, net of taxes, increased by $12.6 million and were partially offset by the Company’s net income of $2.9 million for the nine months ended September 30, 2013.  The Company is subject to minimum capital requirements, which are further discussed in “PART 1, Item 1 - Business — Supervision and Regulation” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

All capital ratios categorize the Company as “undercapitalized” by regulatory measures at September 30, 2013.  The Company’s regulatory capital ratios as of that date consisted of a leverage ratio of 3.19%, a Tier I risk-based capital ratio of 6.15%, and a total risk-based capital ratio of 7.41%.  At December 31, 2012, these ratios were 2.64%, 4.85% and 6.11%, respectively.  Pursuant to the Consent Order and Written Agreement, the Company and the Bank are required to develop and adopt a plan for achieving and maintaining capital ratios in excess of the minimum thresholds for the Bank to be well-capitalized, specifically Tier 1 capital of at least 8% of total assets and a total risk based capital ratio of at least 12%.  Given the current state of equity markets, our ability to raise capital in the foreseeable future and remain an independent institution is unknown.

Note 17 to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of September 30, 2013 and December 31, 2012.

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
Management’s Discussion and Analysis
September 30, 2013

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

The following table summarizes the forecasted impact on net interest income using a base-case scenario given upward and downward movements in interest rates of 100, 200, 300, and 400 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates as of September 30, 2013.  Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant.  However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the consolidated financial statements.  Therefore, management’s assumptions may or may not prove valid.  No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.  Although measured, we believe the downward movements included below are neither realistic nor anticipated in the current historically low interest rate environment and the monetary policy stance the Federal Reserve has taken regarding maintaining interest rates at the current low levels as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a half percentage point above the 2% longer-run goal, and longer-term inflation expectations continue to be well anchored.

	Percentage Change in Net Interest Income from Base
	Immediate Shock		Gradual Ramp
Interest Rate Scenario (1)	12 Months	24 Months	12 Months	24 Months

Up 400 basis points	-2.0%	-6.5%	-0.9%	-7.9%
Up 300 basis points	-1.2%	-4.4%	-0.7%	-5.6%
Up 200 basis points	-0.7%	-2.5%	-0.4%	-3.5%
Up 100 basis points	-0.3%	-0.8%	-0.5%	-2.0%
Base	-	-	-	-
Down 100 basis points	-5.5%	-11.4%	-1.1%	-1.4%
Down 200 basis points	-11.6%	-38.2%	-2.6%	-12.4%
Down 300 basis points	-21.6%	-51.5%	-3.6%	-18.6%
Down 400 basis points	-22.7%	-53.8%	-0.6%	-36.4%

(1)
The rising and falling interest rate scenarios in the first two columns assume an immediate and parallel change in interest rates along the entire yield curve.  The gradual ramp scenarios presented in the third and fourth columns assume a gradual rise or fall in interest rates during the periods indicated.

1st Financial Services Corporation
Management’s Discussion and Analysis
September 30, 2013

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
September 30, 2013

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

No change in our internal control over financial reporting was identified that occurred during the Company’s third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A.         Risk Factors

Not Applicable

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

As previously disclosed, the Company has, since August 2010, deferred payment of dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock).  As of the date of filing of this report, the amount of unpaid dividends and interest is $2.9 million.  The Company expects to defer the November 2013 dividend, in order to preserve capital.  As a consequence of having already deferred payment of dividends for six quarters or more, the U.S. Department of the Treasury (Treasury), as holder of the Preferred Stock, has the right to elect two directors to the Board of Directors of the Company at the Company’s next annual meeting of stockholders (or at a special meeting called for that purpose prior to such next annual meeting) and at each subsequent annual meeting of stockholders until all accrued and unpaid Preferred Stock dividends have been declared and paid in full.

Item 4.    Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits

2.1	Agreement and Plan of Merger, dated as of August 28, 2013, by and among 1st Financial Services Corporation, Mountain 1st Bank & Trust Company, and First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 28, 2013)

2.2	Agreement and Plan of Merger, as Amended and Restated, dated as of October 15, 2013, by and among 1st Financial Services Corporation, Mountain 1st Bank & Trust Company, and First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 15, 2013)

10.1
Securities Purchase Agreement, dated as of October 15, 2013, by and among 1st Financial Services Corporation, First-Citizens Bank & Trust Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 15, 2013)

10.2*
Amendment and Acknowledgement Agreement, dated as of October 14, 2013, by and among 1st Financial Services Corporation, Mountain 1st Bank & Trust Company, and Vincent K. Rees (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2013)

10.3*
Amendment and Acknowledgement Agreement, dated as of October 14, 2013, by and among 1st Financial Services Corporation, Mountain 1st Bank & Trust Company, and Peggy H. Denny (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 15, 2013)

10.4*	Independent Contractor Consulting Agreement, dated as of August 14, 2013, by and among 1st Financial Services Corporation, Mountain 1st Bank & Trust Company and Go Beyond Success, LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on September 3, 2013)

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Mary K. Dopko

32.01	Rule 1350 Certifications

* management contracts and compensatory arrangements

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Financial Services Corporation
(Registrant)

Date: November 12, 2013	By:	/s/ Michael G. Mayer
Michael G. Mayer
Chief Executive Officer

Date: November 12, 2013	By:	/s/ Mary K. Dopko
Mary K. Dopko
Controller
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.01	Rule 13a-14(a)/15(d)-14(a) Certification by Michael G. Mayer

31.02	Rule 13a-14(a)/15(d)-14(a) Certification by Mary K. Dopko

32.01	Rule 1350 Certifications